Form 10-Q
period 1995-03-31
CHICAGO RIVET & MACHINE CO
filed 1995-05-12
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  March 31, 1995            Commission File Number   0-1227


                          CHICAGO RIVET & MACHINE CO.
             (Exact name of registrant as specified in its charter)


            ILLINOIS                                    36-0904920
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

            P. O. Box 3061
            901 Frontenac Road
            Naperville, Illinois                           60566
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code  (708) 357-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X          No
     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           CLASS                                  OUTSTANDING AT MARCH 31, 1995

COMMON STOCK, $2.00 PAR VALUE                             586,648 SHARES


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended March 31, 1995 are incorporated by reference in Part I of this Report.

                          CHICAGO RIVET & MACHINE CO.

                                     INDEX

PART I.                   FINANCIAL INFORMATION                       Page No.
                                                                      --------
         Balance Sheets at March 31, 1995                               2-3
          and December 31, 1994.

         Statements of Operations for the Three
          Months Ended March 31, 1995 and 1994.                          4

         Statements of Retained Earnings for the
          Three Months Ended March 31, 1995 and 1994.                    5

         Statements of Cash Flows for the Three
          Months Ended March 31, 1995 and 1994.                          6

         Notes to the Financial Statements                              7-8

         Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9



PART II.                  OTHER INFORMATION                            10-12


                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      March 31, 1995 and December 31, 1994

                                     Assets

                                                            March 31,     December 31,
                                                              1995           1994
                                                           -----------    ------------
                                                           (unaudited)
Current Assets:
 Cash and cash equivalents                                 $ 1,929,170    $ 2,225,445
 Certificates of deposit                                     2,497,115      2,126,240
 U. S. Government securities, at amortized cost,
  which approximates market                                  1,515,232      1,631,975
 Accounts receivable - net of allowances                     3,291,303      2,872,562
 Inventories:
  Raw materials                                                851,642        828,616
  Work in process                                            1,205,785      1,172,978
  Finished goods                                             2,408,445      2,342,942
                                                           -----------    -----------
 Total inventories                                           4,465,872      4,344,536
                                                           -----------    -----------
 Deferred income taxes (Note 4)                                695,626        683,064

 Other current assets                                          221,423        310,103
                                                           -----------    -----------
Total Current Assets                                        14,615,741     14,193,925
                                                           -----------    -----------
Goodwill, net of amortization                                   52,091         58,340
                                                           -----------    -----------

Property, Plant and Equipment
 At Cost:
  Land and improvements                                        346,542        346,542
  Buildings and improvements                                 3,711,612      3,704,730
  Production equipment, leased
    machines and other                                      14,242,328     14,179,089
                                                           -----------    -----------
                                                            18,300,482     18,230,361

Less - Accumulated Depreciation                             12,717,878     12,559,541
                                                           -----------    -----------
Net Property, Plant and Equipment                            5,582,604      5,670,820
                                                           -----------    -----------

Total Assets                                               $20,250,436    $19,923,085
                                                           ===========    ===========


See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      March 31, 1995 and December 31, 1994
                      Liabilities and Shareholders' Equity

                                                 March 31,      December 31,
                                                   1995            1994
                                                -----------     ------------
                                                (unaudited)
Current Liabilities:
 Accounts payable                               $   957,987     $ 1,144,529
 Contributions due profit - sharing
  and pension plans                                 122,853         322,309
 Wages and salaries                                 660,421         638,565
 Other accrued expenses (Note 5)                  1,080,804         602,194
 Unearned lease revenue                              76,580         105,352
 Federal and state income taxes                     536,826         412,369
                                                -----------     -----------
Total Current Liabilities                         3,435,471       3,225,318

Deferred Income Taxes (Note 4)                    1,022,372         995,767
                                                -----------     -----------

Total Liabilities                                 4,457,843       4,221,085
                                                -----------     -----------


Shareholders' Equity:
 Preferred stock, no par value:
  authorized 500,000 shares -
  none outstanding                                  --               --

 Common stock, $2.00 par value:
  authorized 2,000,000 shares -
  issued and outstanding 586,648                  1,173,296       1,173,296

 Additional paid - in capital                       460,959         460,959

 Retained earnings                               14,158,338      14,067,745
                                                -----------     -----------

Total Shareholders' Equity                       15,792,593      15,702,000
                                                -----------     -----------

Commitments and Contingencies (Note 3)              --                --
                                                -----------     -----------
Total Liabilities and Shareholders' Equity      $20,250,436     $19,923,085
                                                ===========     ===========


See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Operations
               For the Three Months Ended March 31, 1995 and 1994
                                  (unaudited)

                                                      Three Months Ended
                                                -----------------------------
                                                          March 31,
                                                    1995             1994
                                                -----------      ------------
Net sales                                       $ 6,327,461      $  5,703,776
Lease revenue                                       131,196           156,871
                                                -----------      ------------
                                                  6,458,657         5,860,647

Cost of goods sold and costs
 related to lease revenue                         4,216,223         3,844,969
                                                -----------      ------------
Gross profit                                      2,242,434         2,015,678

Shipping, selling and
 administrative expenses                          1,217,026         1,202,840
Profit sharing and pension
 expenses                                            75,000            48,000
                                                -----------      ------------
                                                    950,408           764,838

Other income and expenses:
Interest income from
 U.S. Government securities
 and certificates of deposit                         71,344            35,964
Gain from sale of leased
 machines and other equipment                           579            30,870
Other income, net of other expense                   (6,088)           (6,181)
                                                -----------      ------------
Income before income taxes                        1,016,243           825,491
Provision for income taxes                          427,000           326,000
                                                -----------      ------------
Net income                                      $   589,243      $    499,491
                                                ===========      ============
Average common shares outstanding                   586,648           587,148
                                                ===========      ============
Per share data:
 Net income per share                           $      1.00      $        .85
                                                ===========      ============
 Cash dividends declared per share              $       .85      $        .65
                                                ===========      ============

See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                        Statements of Retained Earnings
               For the Three Months Ended March 31, 1995 and 1994
                                  (unaudited)


                                                             March 31,
                                                   -----------------------------
                                                       1995              1994
                                                   -----------       -----------


Retained earnings at beginning
   of period                                       $14,067,745       $13,081,301


Net income for the three months ended                  589,243           499,491


Cash dividends declared in the period -
 $.85 and $.65 per share in 1995
 and 1994, respectively                               (498,650)         (381,647)
                                                   -----------       -----------


Retained earnings at end of period                 $14,158,338       $13,199,145
                                                   ===========       ===========


See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 1995 and 1994
                                  (unaudited)

                                                                       March 31,
                                                            --------------------------------
                                                                 1995              1994
                                                            -------------      -------------
Cash flows from operating activities:
Net income                                                  $     589,243      $     499,491
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                    166,333            161,132
 Net gain on the sale of properties                                  (579)           (30,870)
 Deferred income taxes                                             14,043             13,489
 Changes in current assets and current liabilities:
  Accounts receivable, net                                       (418,741)          (206,254)
  Inventories                                                    (121,336)          (133,468)
  Accounts payable                                               (186,542)          (190,322)
  Other, net                                                      162,719            (78,506)
                                                            -------------      -------------

  Net cash provided by operating activities                       205,140             34,692
                                                            -------------      -------------

Cash flows from investing activities:
 Capital expenditures                                             (75,464)           (13,824)
 Net proceeds from the sale of properties                           4,175             99,860
 Proceeds from the maturity of
  held-to-maturity securities                                   2,451,494          1,950,030
 Purchases of held-to-maturity securities                      (2,705,626)        (1,537,768)
                                                            -------------      -------------

  Net cash provided (used) by investing activities               (325,421)           498,298
                                                            -------------      -------------

Cash flows from financing activities
 Cash dividends declared                                         (175,994)          (176,145)
                                                            -------------      -------------
  Net cash used by financing activities                          (175,994)          (176,145)
                                                            -------------      -------------

Net increase (decrease) in cash and
 cash equivalents                                                (296,275)           356,845
Cash and cash equivalents at beginning
 of period                                                      2,225,445          1,896,696
                                                            -------------      -------------

Cash and cash equivalents at end of period                  $   1,929,170      $   2,253,541
                                                            =============      =============

Cash paid during the period for:
 Income taxes                                               $     288,500      $     285,000

See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994 and the results of operations and changes in cash flow for the indicated periods. The unaudited financial statements reflect certain estimated inventories as of the end of the interim periods.

2. The results of operations for the three month period ending March 31, 1995 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company, and a former subsidiary, W.S. & W.C., Inc., have been named by state and/or federal government agencies as "potentially responsible parties" with respect to certain waste disposal sites. As a potentially responsible party, the Company, or its former subsidiary, may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $77 and $100 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company, and its former subsidiary, is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of $546,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

4. At March 31, 1995 significant deferred tax liabilities and assets were comprised of the following:

           Depreciation                   $(1,043,419)
                                          -----------
                                           (1,043,419)

           Environmental accruals             218,298
           Inventory valuations               209,461
           Accrued vacation                   144,956
           Doubtful accounts                   57,790
           Unearned rental revenue             30,632
           Other                               55,536
                                          -----------
                                              716,673
                                          -----------
                                          $  (326,746)
                                          ===========

                          CHICAGO RIVET & MACHINE CO.

                   NOTES TO THE FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)



5.       Other Accrued Expenses - accrued expenses consist of the following:

                                       March 31, 1995      December 31, 1994
                                       --------------      -----------------
         Property taxes                  $   83,466            $   64,366
         Environmental costs                545,744               513,583
         Dividends payable                  322,656                  --
         All other items                    128,938                24,245
                                         ----------            ----------
                                         $1,080,804            $  602,194
                                         ==========            ==========


                          CHICAGO RIVET & MACHINE CO.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



         See the Company's Interim Report to Shareholders for the quarter ended March 31, 1995 for a discussion and analysis of financial condition and results of operations. This section is incorporated herein by reference. The Interim Report is filed as an exhibit to this report on pages 11 and 12.

                         PART II  --  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (b) Reports on Form 8-K--No reports on Form 8-K were filed during the three months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CHICAGO RIVET & MACHINE CO.
                                        ----------------------------------
                                                   (Registrant)


Date:  May 12, 1995


                                                John A. Morrissey
                                        ----------------------------------
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer



Date:  May 12, 1995


                                                 John C. Osterman
                                        ----------------------------------
                                        President, Chief Operating
                                        Officer and Treasurer (Principal
                                        Financial Officer)



Date:  May 12, 1995


                                                  Stephen D. Voss
                                        ----------------------------------
                                        Assistant Treasurer and Controller

                                E X H I B I T S



      To Our Shareholders:

         The comparative results of operations of Chicago Rivet & Machine Co. for the first quarter of 1995 and 1994 are summarized below.

         Net sales and lease revenues recorded during the first quarter of 1995 totaled $6,458,657. This represents an improvement of approximately 10% when
compared with $5,860,647 recorded during the first quarter of 1994.   Revenues
from the sale of both fasteners and automatic rivet setting equipment have improved compared with the same period of 1994. Revenues associated with the sale of products acquired in connection with the Company's 1993 acquisition of Textron's Townsend Automation Division continue to be a significant component of the Company's revenues; however, the 1995 increase in revenues is entirely attributable to increases in the sales of the Company's traditional products.

         Net income amounted to $589,243 or $1.00 per share on 586,648 average shares outstanding during the first quarter of 1995. This is an 18% improvement over the first quarter of 1994, when net income totaled $499,491 or $.85 per share on 587,148 average shares outstanding. The improvement in earnings is largely a result of increased volumes and, to a lesser extent, incremental improvements in operating efficiencies.

         Our results for the first quarter demonstrate the Company's ability to take advantage of opportunities that exist in our markets. Sales revenues exceeded expectations as demand for our products continued to be relatively strong. Although the level of incoming orders remains strong on an overall basis, there are indications that business conditions may well soften in the months ahead. If so, we would not anticipate that the balance of the year will be as strong as the first quarter, but we are confident that 1995 will be another good year for the Company.

         The 1995 annual meeting of shareholders will be held at the Company's headquarters in Naperville, Illinois at 10:00 AM on Tuesday, May 9, 1995. All shareholders are cordially invited to attend. Formal notice of the meeting, proxy materials and the Company's 1994 Annual Report to Shareholders were distributed early in April. If you have not already completed and returned your proxy, we ask that you do so at your earliest convenience. Thank you.

                             Respectfully yours,


                 John A. Morrissey          John C. Osterman
                      Chairman                  President


April 26, 1995

- - - - --------------------------------------------------------------------------------
                          CHICAGO RIVET & MACHINE CO.
                        Summary of Results of Operations

                                                          For the Three Months
                                                                 Ended:
                                                       March 31,        March 31,
                                                         1995             1994
                                                      -----------      -----------
Net sales and lease revenue ....................      $ 6,458,657      $ 5,860,647
Income before taxes ............................        1,016,243          825,491
Income after taxes .............................          589,243          499,491
Net income per share............................             1.00              .85
Average shares outstanding......................          586,648          587,148
- - - - ----------------------------------------------------------------------------------------------

                    (All figures subject to year end audit)