Form 10-Q
period 1995-06-30
CHICAGO RIVET & MACHINE CO
filed 1995-08-11
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  June 30, 1995           Commission File Number   0-1227


                         CHICAGO RIVET & MACHINE CO.
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              ILLINOIS                                 36-0904920
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

            P. O. Box 3061
           901 Frontenac Road
          Naperville, Illinois                           60566
 ----------------------------------------             ------------
  (Address of principal executive office)              (Zip Code)


Registrant's telephone number, including area code        (708)  357-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X                       No  _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



            Class                                            Outstanding at June 30, 1995
  -------------------------                                  ----------------------------
COMMON STOCK, $2.00 PAR VALUE                                586,548 SHARES



                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended June 30, 1995 are incorporated by reference in Part I of this Report.

                          CHICAGO RIVET & MACHINE CO.

                                     INDEX

PART I.        FINANCIAL INFORMATION                         Page No.
     Balance Sheets at June 30, 1995
       and December 31, 1994.                                2-3

     Statements of Operations for the Three and Six
       Months Ended June 30, 1995 and 1994.                    4

     Statements of Retained Earnings for the
       Six Months Ended June 30, 1995 and 1994.                5

     Statements of Cash Flows for the Six
       Months Ended June 30, 1995 and 1994.                    6

     Notes to the Financial Statements                       7-8

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                     9


PART II.       OTHER INFORMATION                           10-13


                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      June 30, 1995 and December 31, 1994

                                     Assets

                                                  June 30,      December 31,
                                                    1995            1994
                                                 -----------    ------------
                                                 (unaudited)
Current Assets:
  Cash and cash equivalents                      $ 1,223,246    $ 2,225,445
  Certificates of deposit                          3,202,115      2,126,240
  U. S. Government securities, at amortized cost,
    which approximates market                      1,818,174      1,631,975
  Accounts receivable - net of allowances          3,682,066      2,872,562
  Inventories:
    Raw materials                                    734,814        828,616
    Work in process                                1,040,377      1,172,978
    Finished goods                                 2,078,057      2,342,942
                                                 -----------    -----------
  Total inventories                                3,853,248      4,344,536
                                                 -----------    -----------

  Deferred income taxes (Note 4)                     737,478        683,064

  Other current assets                               414,967        310,103
                                                 -----------    -----------

Total Current Assets                              14,931,294     14,193,925
                                                 -----------    -----------


Goodwill, net of amortization                         45,842         58,340
                                                 -----------    -----------

Property, Plant and Equipment
  At Cost:
    Land and improvements                            346,542        346,542
    Buildings and improvements                     3,716,381      3,704,730
    Production equipment, leased
      machines and other                          14,321,665     14,179,089
                                                 -----------    -----------
                                                  18,384,588     18,230,361

Less - Accumulated Depreciation                   12,859,064     12,559,541
                                                 -----------    -----------
Total Property, Plant and Equipment - Net          5,525,524      5,670,820
                                                 -----------    -----------

Total Assets                                     $20,502,660    $19,923,085
                                                 ===========    ===========


     See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      June 30, 1995 and December 31, 1994
                      Liabilities and Shareholders' Equity


                                                     June 30,        December 31,
                                                       1995             1994
                                                     --------        ------------
                                                    (unaudited)
Current Liabilities:
  Accounts payable                                 $    937,087      $ 1,144,529
  Contributions due profit - sharing
    and pension plans                                   279,578          322,309
  Wages and salaries                                    661,575          638,565
  Other accrued expenses (Note 5)                       803,094          602,194
  Unearned lease revenue                                134,190          105,352
  Federal and state income taxes                        371,184          412,369
                                                    -----------      -----------
Total Current Liabilities                             3,186,708        3,225,318

Deferred Income Taxes (Note 4)                        1,033,366          995,767
                                                    -----------      -----------

Total Liabilities                                     4,220,074        4,221,085
                                                    -----------      -----------


Shareholders' Equity:
  Preferred stock, no par value:
    authorized 500,000 shares -
    none outstanding                                     --               --

  Common stock, $2.00 par value:
    authorized 2,000,000 shares -
    issued and outstanding 586,548
    and 586,648, respectively                         1,173,096        1,173,296

  Additional paid - in capital                          460,880          460,959

  Retained earnings                                  14,648,610       14,067,745
                                                    -----------      -----------

Total Shareholders' Equity                           16,282,586       15,702,000
                                                    -----------      -----------

Commitments and Contingencies (Note 3)                   --               --
                                                    -----------      -----------
Total Liabilities and Shareholders' Equity          $20,502,660      $19,923,085
                                                    ===========      ===========


     See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Operations
           For the Three and Six Months Ended June 30, 1995 and 1994
                                  (unaudited)



                                         Three Months Ended            Six Months Ended
                                         ------------------            ----------------
                                                June 30,                     June 30,
                                          1995           1994           1995           1994
                                          ----           ----           ----           ----
Net sales                              $ 6,853,109    $ 5,769,422    $13,180,570    $11,473,198
Lease revenue                              129,638        137,842        260,834        294,713
                                      ------------    -----------    -----------    -----------
                                       $ 6,982,747    $ 5,907,264    $13,441,404    $11,767,911
Cost of goods sold and costs
  related to lease revenue               4,521,996      3,837,253      8,738,219      7,682,222
                                      ------------    -----------    -----------    -----------

Gross profit                             2,460,751      2,070,011      4,703,185      4,085,689

Shipping, selling and
  administrative expenses                1,260,877      1,251,740      2,477,903      2,454,580
Profit sharing and pension
  expenses                                 150,000         63,000        225,000        111,000
                                      ------------    -----------    -----------    -----------
                                         1,049,874        755,271      2,000,282      1,520,109

Other income and expenses:
Interest income from
  U.S. Government securities
  and certificates of deposit               71,611         42,414        142,955         78,378
Gain (loss) from sale of leased
  machines and other equipment                 530           (470)         1,109         29,988
Amortization expense                        (6,249)        (6,249)       (12,498)       (12,498)
Other income, net of other expense             142           (354)           303            126
                                      ------------    -----------    -----------    -----------

Income before income taxes               1,115,908        790,612      2,132,151      1,616,103
Provision for income taxes                 447,000        334,000        874,000        660,000
                                      ------------    -----------    -----------    -----------

Net income                            $    668,908    $   456,612    $ 1,258,151    $   956,103
                                      ============    ===========    ===========    ===========

Average common shares outstanding          586,645        587,110        586,646        587,129
                                      ============    ===========    ===========    ===========

Per share data:
  Net income per share                $       1.14    $       .78    $      2.14    $      1.63
                                      ============    ===========    ===========    ===========

  Cash dividends declared per share   $        .30    $       .30    $      1.15    $       .95
                                      ============    ===========    ===========    ===========


     See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                        Statements of Retained Earnings
                For the Six Months Ended June 30, 1995 and 1994
                                  (unaudited)

                                                     June 30,
                                           ----------------------------

                                             1995                1994
                                           -------              -------
Retained earnings at beginning
  of period                                 $14,067,745      $13,081,301


Net income for the six months ended           1,258,151          956,103

Treasury stock retired at cost                   (2,641)          (2,633)

Cash dividends declared in the period -
  $1.15 per share in 1995 and $.95 per
  share in 1994.                               (674,645)        (557,791)
                                            -----------      -----------

Retained earnings at end of period          $14,648,610      $13,476,980
                                            ===========      ===========


See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Cash Flows
                For the Six Months Ended June 30, 1995 and 1994
                                  (unaudited)

                                                             June 30,
                                                  -----------------------------
                                                    1995                 1994
                                                  -------               -------
Cash flows from operating activities:
Net income                                         $  1,258,151      $   956,103
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         333,165          322,594
  Net gain on the sale of properties                     (1,109)         (29,988)
  Deferred income taxes                                 (16,815)           5,359
  Changes in current assets and current liabilities:
    Accounts receivable, net                           (809,504)         291,651
    Inventories                                         491,288         (284,806)
    Accounts payable                                   (207,442)        (387,078)
    Other, net                                           63,968         (100,447)
                                                   ------------      -----------

    Net cash provided by operating activities         1,111,702          773,388
                                                   ------------      -----------

Cash flows from investing activities:
  Capital expenditures                                 (191,878)        (220,886)
  Net proceeds from the sale of properties               17,616          130,128
  Proceeds from the maturity of
    held-to-maturity securities                       4,204,053        3,737,639
  Purchases of held-to-maturity securities           (5,466,127)      (4,481,345)
                                                   ------------      -----------

    Net cash used by investing activities            (1,436,336)        (834,464)
                                                   ------------      -----------

Cash flows from financing activities
  Cash dividends                                       (674,645)        (557,791)
  Purchase of Treasury Stock                             (2,920)          (2,912)
                                                   ------------      -----------

    Net cash used by financing activities              (677,565)        (560,703)
                                                   ------------      -----------

Net decrease in cash and
  cash equivalents                                   (1,002,199)        (621,779)
Cash and cash equivalents at beginning
  of period                                           2,225,445        1,896,696
                                                   ------------      -----------

Cash and cash equivalents at end of period         $  1,223,246      $ 1,274,917
                                                   ============      ===========

Cash paid during the period for:
  Income taxes                                     $    932,000      $   676,000

See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994 and the results of operations and changes in cash flow for the indicated periods. The unaudited financial statements reflect certain estimated inventories as of the end of the interim periods.

2. The results of operations for the six month period ending June 30, 1995 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company, and a former subsidiary, W.S. & W.C., Inc., have been named by state and/or federal government agencies as "potentially responsible parties" with respect to certain waste disposal sites. As a potentially responsible party, the Company, or its former subsidiary, may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $77 and $100 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company, and its former subsidiary, is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of $575,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

4. At June 30, 1995 significant deferred tax liabilities and assets were comprised of the following:


Depreciation                 $(1,056,246)
                             -----------
                              (1,056,246)

Environmental accruals           230,083
Inventory valuations             209,461
Accrued vacation                 144,956
Doubtful accounts                 59,064
Unearned rental revenue           53,676
Other                             63,118
                             -----------
                                 760,358
                             -----------
                             $  (295,888)
                             -----------

                          CHICAGO RIVET & MACHINE CO.
                   NOTES TO THE FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)

5.   Other Accrued Expenses - accrued expenses consist of the following:



                            June 30, 1995     December 31, 1994
                            -------------     -----------------
     Property taxes           $   70,059         $  64,366
     Environmental costs         574,858           513,583
     All other items             158,177            24,245
                              ----------         ---------
                              $  803,094         $ 602,194
                              ==========         =========

                          CHICAGO RIVET & MACHINE CO.


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



        See the Company's Interim Report to Shareholders for the quarter ended June 30, 1995 for a discussion and analysis of financial condition and results of operations. This section is incorporated herein by reference. The Interim Report is filed as an exhibit to this report on pages 12 and 13.

                         PART II  --  OTHER INFORMATION


Item 4.   Submissions of Matters to a vote of Security Holders


        Election of Directors.    At the Annual Meeting, the Company's
stockholders elected the following nominees to the Company's Board of Directors, each by the respective vote indicated to the right of such nominee's name:



                                                    Authority
           Nominee                     For           Withheld
           -------                     ---           --------

        Robert K. Brown               530,384        6,398
        Stephen L. Levy               529,470        7,312
        John R. Madden                529,970        6,812
        John A. Morrissey             530,834        5,948
        Walter W. Morrissey           530,634        6,148
        John C. Osterman              530,834        5,948


Item 6.  Exhibits and Reports on Form 8-K


         (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended June 30, 1995.

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


Date:  August 11, 1995



                                                John A. Morrissey
                                           ----------------------------------
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer


Date:  August 11, 1995



                                                  John C. Osterman
                                           ----------------------------------
                                           President, Chief Operating
                                           Officer and Treasurer (Principal
                                           Financial Officer)


Date:  August 11, 1995



                                                  Stephen D. Voss
                                           ----------------------------------
                                           Assistant Treasurer and Controller

                                E X H I B I T S


To Our Shareholders:

        The comparative results of operations of Chicago Rivet & Machine Co. for the second quarter and first six months of 1995 and 1994 are summarized below.

        The Company recorded net sales and lease revenues of $6,982,747 during the second quarter of 1995. This represents an increase of $1,075,483, or approximately 18% over the year earlier period. First half revenues amounted to $13,441,404 in 1995, which represents an increase of $1,673,493, or approximately 14% compared with the first six months of 1994.

        Net income amounted to $668,908 or $1.14 per share on 586,645 average shares outstanding during the second quarter of 1995. This compares favorably with the similar period in 1994, when earnings totaled $456,612 or $.78 per share on 587,110 average shares outstanding. For the first half, 1995 earnings totaled $1,258,151 or $2.14 per share on 586,646 average shares outstanding, compared with 1994 earnings of $956,103 or $1.63 per share on 587,129 average shares outstanding.

        We are pleased that results for the quarter continue a three year pattern of revenue and earnings growth when results are compared to the year earlier period. Despite the strong second quarter performance, demand for our products weakened considerably during the period. Contrary to reports that economic conditions are firming, some of our major customers have instituted workforce reductions and many have reduced production schedules for the months ahead. The impact of this market weakness was mitigated by the fact that, during the second quarter of 1995, several large orders for specialized automatic assembly equipment were completed and this contributed significantly to the excellent results achieved.

        The Company's second half sales and earnings have traditionally been weaker than those of the first half of the year, and we expect that to be the case in 1995. Unless market conditions strengthen in the near future, the difference between first and second half results may be somewhat more pronounced this year than in the recent past. Our past success has been the result of our ability to produce high quality products while maintaining a competitive cost structure and we are confident that maintaining our focus on those principles will contribute to future success.

                              Respectfully yours,

           John A. Morrissey                          John C. Osterman
               Chairman                                   President


July 24, 1995

                          CHICAGO RIVET & MACHINE CO.
                        Summary of Results of Operations
                   For the Three and Six months Ended June 30

                                       Second Quarter                    First Six Months
                                 -------------------------        -------------------------------

                                    1995              1994          1995          1994
                                 -------------     ----------------------------------------
Net sales and lease revenue       $6,982,747    $5,907,264    $13,441,404    $11,767,911
Income before taxes                1,115,908       790,612      2,132,151      1,616,103
Income after taxes                   668,908       456,612      1,258,151        956,103
Net income per share                    1.14           .78           2.14           1.63
Average shares outstanding           586,645       587,110        586,646        587,129

                    (All figures subject to year end audit)