Form 10-Q
period 1995-09-30
CHICAGO RIVET & MACHINE CO
filed 1995-11-13
CIK 19871

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended   September 30, 1995     Commission File Number    0-1227


                         CHICAGO RIVET & MACHINE CO.
            (Exact name of registrant as specified in its charter)


            ILLINOIS                                       36-0904920
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

        P. O. Box 3061
        90l Frontenac Road
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


Yes       X                No
      ---------                 ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at September 30, 1995
-------------------------                    ---------------------------------
COMMON STOCK, $2.00 PAR VALUE                         586,548 SHARES


                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended September 30, 1995 are incorporated by reference in Part I of this Report.

                         CHICAGO RIVET & MACHINE CO.

                                    INDEX

                                                                              Page No.
                                                                              --------
PART I.            FINANCIAL INFORMATION

         Balance Sheets at September 30, 1995                                     2-3
           and December 31, 1994.

         Statements of Operations for the Three and Nine
           Months Ended September 30, 1995 and 1994.                                4

         Statements of Retained Earnings for the
           Nine Months Ended September 30, 1995 and 1994.                           5

         Statements of Cash Flows for the Nine
           Months Ended September 30, 1995 and 1994.                                6

         Notes to the Financial Statements                                        7-8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      9

PART II.                  OTHER INFORMATION                                      10-13

                         CHICAGO RIVET & MACHINE CO.
                                Balance Sheets
                  September 30, 1995  and December 31, 1994
                                    Assets



                                                              September 30,          December 31,
                                                                  1995                  1994
                                                            ------------------      -------------
                                                               (unaudited)
Current Assets:
   Cash and cash equivalents                                $ 1,382,421             $ 2,225,445
   Certificates of deposit                                    3,713,212               2,126,240
   U. S. Government securities, at amortized cost,
     which approximates market                                2,119,985               1,631,975
   Accounts receivable - net of allowances                    2,976,130               2,872,562
   Inventories:
     Raw materials                                              715,460                 828,616
     Work in process                                          1,012,974               1,172,978
     Finished goods                                           2,023,321               2,342,942
                                                            -----------             -----------
   Total inventories                                          3,751,755               4,344,536
                                                            -----------             -----------

   Deferred income taxes (Note 4)                               714,012                 683,064

   Other current assets                                         541,483                 310,103
                                                            -----------             -----------

Total Current Assets                                         15,198,998              14,193,925
                                                             ----------             -----------

Goodwill, net of amortization                                    39,593                  58,340

Property, Plant and Equipment
   At Cost:
     Land and improvements                                      346,542                 346,542
     Buildings and improvements                               3,720,915               3,704,730
     Production equipment, leased
       machines and other                                    14,333,333              14,179,089
                                                            -----------             -----------
                                                             18,400,790              18,230,361

Less - Accumulated Depreciation                              13,015,117              12,559,541
                                                            -----------             -----------
Total Property, Plant and Equipment - Net                     5,385,673               5,670,820
                                                            -----------             -----------

Total Assets                                                $20,624,264             $19,923,085
                                                            ===========             ===========

See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                   September 30, 1995 and  December 31, 1994
                      Liabilities and Shareholders' Equity

                                                               September 30,        December 31,
                                                                   1995                1994
                                                            ------------------    --------------
                                                              (unaudited)

Current Liabilities:
   Accounts payable                                        $    716,772             $ 1,144,529
   Contributions due profit - sharing
     and pension plans                                          304,970                 322,309
   Wages and salaries                                           665,736                 638,565
   Other accrued expenses (Note 5)                            1,040,717                 602,194
   Unearned lease revenue                                        85,493                 105,352
   Federal and state income taxes                               322,604                 412,369
                                                            -----------             -----------
Total Current Liabilities                                     3,136,292               3,225,318

Deferred Income Taxes (Note 4)                                1,046,549                 995,767
                                                            -----------             -----------

Total Liabilities                                             4,182,841               4,221,085

Shareholders' Equity:
   Preferred stock, no par value:
     authorized 500,000 shares -
     none outstanding                                                --                      --

   Common stock, $2.00 par value:
     authorized 2,000,000 shares -
     issued and outstanding 586,548
     and 586,648, respectively                                1,173,096               1,173,296

   Additional paid - in capital                                 460,880                 460,959

   Retained earnings                                         14,807,447              14,067,745
                                                            -----------             -----------

Total Shareholders' Equity                                   16,441,423              15,702,000
                                                            -----------             -----------

Commitments and Contingencies (Note 3)                               --                      --
                                                            -----------             -----------
Total Liabilities and Shareholders' Equity                  $20,624,264             $19,923,085
                                                            ===========             ===========



See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Operations
        For the Three and Nine Months Ended September 30, 1995 and 1994
                                  (unaudited)

                                               Three Months Ended              Nine Months Ended
                                      ---------------------------------    ------------------------------
                                                September 30,                      September 30,
                                         1995                 1994            1995               1994
                                      ---------------------------------    ------------------------------
Net sales                              $ 4,855,400         $ 5,105,573     $18,035,970        $16,578,771
Lease revenue                              135,960             137,538         396,794            432,251
                                      ------------        ------------   -------------        -----------
                                       $ 4,991,360         $ 5,243,111     $18,432,764        $17,011,022
Cost of goods sold and costs
   related to lease revenue              3,390,433           3,656,869      12,128,652         11,339,091
                                      ------------        ------------   -------------        -----------
Gross profit                             1,600,927           1,586,242       6,304,112          5,671,931

Shipping, selling and
   administrative expenses               1,097,267           1,051,334       3,575,170          3,505,914

Profit sharing and pension
   expenses                                 45,000              63,000         270,000            174,000
                                      ------------        ------------   -------------        -----------
                                           458,660             471,908       2,458,942          1,992,017
Other income and expenses:
Interest income from
   U.S. Government securities
   and certificates of deposit              85,500              52,701         228,455            131,079
Gain from sale of leased
   machines and other equipment              9,809            (10,175)          10,918             19,813
Amortization expense                        (6,249)            (6,249)         (18,747)           (18,747)
Other income, net of other expense             111             36,936              414             37,062
                                      ------------        ------------   -------------        -----------

Income before income taxes                 547,831             545,121       2,679,982          2,161,224
Provision for income taxes                 213,000             223,000       1,087,000            883,000
                                      ------------        ------------   -------------        -----------

Net income                            $    334,831        $    322,121      $1,592,982         $1,278,224
                                      ============        ============   =============        ===========
Average common shares outstanding          586,548             587,048         586,613            587,101
                                      ============        ============   =============        ===========
Per share data:
   Net income per share                     $  .58              $  .55         $  2.72            $  2.18
                                      ============        ============   =============        ===========
   Cash dividends declared per share        $  .30              $  .30         $  1.45            $  1.25
                                      ============        ============   =============        ===========

See Notes to the Financial Statements

                         CHICAGO RIVET & MACHINE CO.
                       Statements of Retained Earnings
            For the Nine Months Ended September 30, 1995 and 1994
                                 (unaudited)



                                                         September 30,
                                                 ----------------------------
                                                     1995            1994
                                                 -----------      -----------
Retained earnings at beginning
   of period                                     $14,067,745      $13,081,301

Net income for the nine months ended               1,592,982        1,278,224

Treasury stock retired at cost                        (2,641)          (2,633)

Cash dividends declared in the period -
   $1.45 per share in 1995 and $1.25 per
   share in 1994                                    (850,639)        (733,936)
                                                   ---------        ---------

Retained earnings at end of period               $14,807,447      $13,622,956
                                                 ===========      ===========


See Notes to the Financial Statements

                         CHICAGO RIVET & MACHINE CO.

                           Statements of Cash Flows
            For the Nine Months Ended September 30, 1995 and 1994
                                 (unaudited)


                                                                                    September 30,
                                                                      ------------------------------------
                                                                              1995                 1994
                                                                      ----------------        ------------
Cash flows from operating activities:
Net income                                                             $   1,592,982          $ 1,278,224
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                             500,101              494,669
   Net gain on the sale of properties                                        (10,918)             (19,813)
   Deferred income taxes                                                      19,834               (9,642)
   Changes in current assets and current liabilities:
     Accounts receivable, net                                               (103,568)             340,266
     Inventories                                                             592,781             (473,003)
     Accounts payable                                                       (427,757)            (372,367)
     Other, net                                                              107,351             (156,798)
                                                                     ---------------       --------------
     Net cash provided by operating activities                             2,270,806            1,081,536
                                                                     ---------------       --------------
Cash flows from investing activities:
   Capital expenditures                                                     (226,419)            (280,896)
   Net proceeds from the sale of properties                                   41,130              153,712
   Proceeds from the maturity of
     held-to-maturity securities                                           5,838,137            5,302,603
   Purchases of held-to-maturity securities                               (7,913,119)          (6,148,583)
                                                                     ---------------       --------------
     Net cash used by investing activities                                (2,260,271)            (973,164)
                                                                      --------------      ---------------
Cash flows from financing activities
    Cash dividends                                                          (850,639)            (733,936)
    Purchase of Treasury Stock                                                (2,920)              (2,912)
                                                                      --------------      ---------------
     Net cash used by financing activities                                  (853,559)            (736,848)
                                                                      --------------        -------------
Net decrease in cash and
   cash equivalents                                                         (843,024)            (628,476)
Cash and cash equivalents at beginning
   of period                                                               2,225,445            1,896,696
                                                                      --------------        -------------
Cash and cash equivalents at end of period                            $    1,382,421          $ 1,268,220
                                                                      ==============        =============
Cash paid during the period for:
   Income taxes                                                       $    1,156,930          $   932,790

See Notes to the Financial Statements

                         CHICAGO RIVET & MACHINE CO.

                      NOTES TO THE FINANCIAL STATEMENTS
                                 (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994 and the results of operations and changes in cash flow for the indicated periods. The unaudited financial statements reflect certain estimated inventories as of the end of the interim periods.

2. The results of operations for the nine month period ending September 30, 1995 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company, and a former subsidiary, W.S. & W.C., Inc., have been named by state and/or federal government agencies as "potentially responsible parties" with respect to certain waste disposal sites. As a potentially responsible party, the Company, or its former subsidiary, may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $77 and $100 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company, and its former subsidiary, is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties
     related to insurance coverage.  After    investigation of the quantities
     and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of $614,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

4. At September 30, 1995 significant deferred tax liabilities and assets were comprised of the following:

     Depreciation                          $ (1,071,262)
                                           ------------
                                             (1,071,262)

     Environmental accruals                     245,699
     Inventory valuations                       209,461
     Accrued vacation                           146,307
     Doubtful accounts                           52,431
     Unearned rental revenue                     34,197
     Other                                       50,630
                                           ------------
                                                738,725
                                           ------------
                                           $   (332,537)
                                           ------------

                          CHICAGO RIVET & MACHINE CO.

                   NOTES TO THE FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)


5.  Other Accrued Expenses - accrued expenses consist of the following:

                                   September 30, 1995    December 31, 1994
                                   -------------------   ------------------
     Property taxes                $    29,525           $    64,366
     Environmental costs               614,246               513,583
     Accrued insurance                 289,059                     0
     All other items                   107,887                24,245
                                   ------------          -----------
                                    $1,040,717           $   602,194
                                    ==========           ===========

                          CHICAGO RIVET & MACHINE CO.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Demand for Company products began to show some weakness during the second quarter of this year and similar weakness was evident during the third quarter. Accordingly, it was not surprising that third quarter sale and lease revenue declined approximately 4.8% compared to the year earlier period. For the three months ended September 30, 1995, net sales and lease revenue amounted to $4,991,360 compared to $5,243,111 recorded during the same period in 1994.

     Despite the decrease in revenues, earnings for the third quarter of 1995 improved slightly over the same period in 1994. Net income totaled $334,831, or $.58 per share on 586,548 average shares outstanding during the third quarter of 1995, compared with $322,121, or $.55 per share on 587,048 average shares outstanding during the third quarter of 1994. The improvement in operating margins is primarily attributable to a more favorable product mix during the 1995 period compared to the year earlier period.

     Working capital totaled slightly over $12 million at the end of the third quarter, an increase of approximately $1.1 million since the beginning of the year. The ratio of current assets to current liabilities has also improved when compared to year end 1994. Investment in inventories has declined since year end 1994. The Company's financial condition continues to be excellent, with adequate liquidity and no long term debt.

     See the Company's Interim Report to Shareholders for the quarter ended September 30, 1995 for a discussion and analysis of financial condition and results of operations. This section is incorporated herein by reference. The Interim Report is filed as an exhibit to this report on pages 12 and 13.

                        PART II  --  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CHICAGO RIVET & MACHINE CO.
                                                ------------------------------
                                                        (Registrant)


Date:  November 10, 1995


                                                   John A. Morrissey
                                         -------------------------------------
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer


Date:  November 10, 1995


                                                 John C. Osterman
                                         -------------------------------------
                                         President, Chief Operating
                                         Officer and Treasurer (Principal
                                         Financial Officer)


Date:  November 10, 1995


                                                   Stephen D. Voss
                                         -------------------------------------
                                         Assistant Treasurer and Controller

                                E X H I B I T S

To Our Shareholders:

     The comparative results of operations of Chicago Rivet & Machine Co. for the third quarter and first nine months of 1995 and 1994 are summarized below.

     As reported in our second quarter report, demand for our products began to show some weakness during the second quarter of this year. Accordingly, it was not surprising that third quarter sales and lease revenue declined approximately 4.8% compared to the year earlier period. For the three months ended September 30, 1995, net sales and lease revenue amounted to $4,991,360 compared to $5,243,111 recorded during the same period in 1994. On a year to date basis, revenues totaled $18,432,764 during the first nine months of 1995, which represents an increase of $1,421,742, or approximately 8.4%, over the same period in 1994.

     Despite the decrease in revenues, earnings for the third quarter of 1995 improved slightly over the same period in 1994. Net income totaled $334,831, or $.58 per share on 586,548 average shares outstanding during the third quarter of 1995, compared with $322,121, or $.55 per share on 587,048 average shares outstanding during the third quarter of 1994. For the first nine months, 1995 earnings totaled $1,592,982 or $2.72 per share on 586,613 average shares outstanding, compared with earnings of $1,278,224, or $2.18 per share on 587,101 average shares outstanding during the first nine months of 1994.

     Traditionally, the Company's third quarter revenues have been affected by reduced work schedules related to vacation shutdowns at our facilities as well as those of our major customers. The effects of those reduced schedules were not as noticeable during the third quarter of 1994 as our vacation schedules were modified to accommodate high demand that existed in our markets. Our third quarter work schedules returned to the traditional level in 1995, with each of our facilities scheduling a two week vacation shutdown during the quarter. Third quarter results were also affected as the softening of product demand that began during the second quarter continued to characterize our markets throughout the third quarter.

     The outlook for the balance of 1995 is clouded by uncertainty with regard to the general economy. Many forecasts suggest that the economy will grow modestly in the months ahead. As has been the case for several months, our major customers are less optimistic concerning the immediate future. The level of incoming orders continues to trail year earlier levels across all product lines. Our backlog of unfilled orders, while still adequate, is lower than at this time last year and unless the level of incoming orders improves dramatically in the next few weeks, we would expect fourth quarter sales to lag behind those recorded during the fourth quarter of 1994. We are poised to take full advantage of any opportunities that lie ahead and despite the current weakness in our markets, we are confident that 1995 will be another good year for the company.

                           Respectfully submitted,


            John A. Morrissey                    John C. Osterman
                  Chairman                          President



October 26, 1995

                          CHICAGO RIVET & MACHINE CO.
                        Summary of Results of Operations
                For the Three and Nine months September June 30

                                       Third  Quarter                   First Nine Months
                               ----------------------------      -------------------------------
                                   1995           1994              1995              1994
                              ------------  ---------------  ---------------   --------------
Net sales and lease revenue   $4,991,360       $5,243,111      $18,432,764       $17,011,022
Income before taxes              547,831          545,121        2,679,982         2,161,224
Income after taxes               334,831          322,121        1,592,982         1,278,224
Net income per share                 .58              .55             2.72              2.18
Average shares outstanding       586,548          587,048          586,613           587,101


                   (All figures subject to year end audit)