Form 10-K405
period 1995-12-31
CHICAGO RIVET & MACHINE CO
filed 1996-03-29
CIK 19871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from             to             .

                         Commission File Number 0-1227
                          CHICAGO RIVET & MACHINE CO.
             (Exact Name of Registrant as Specified in Its Charter)

                                    Illinois
                        (State or Other Jurisdiction of
                         Incorporation or Organization)
                                   36-0904920
                                (I.R.S. Employer
                              Identification No.)

                               901 Frontenac Road
                                 Naperville, IL
                    (Address of Principal Executive Offices)
                                     60563
                                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (708) 357-8500

          Securities registered pursuant to Section 12(b) of the Act:

                                   NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS            ON WHICH REGISTERED
------------------------------    ------------------------
Common Stock--$2.00 Par Value     American Stock Exchange
                                    (Trading privileges
                                           only,
                                      not registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                     None.
--------------------------------------------------------------------------------
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X  NO    .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.
                      $14,528,786 AS OF FEBRUARY 14, 1996

 COMMON SHARES OUTSTANDING AS OF FEBRUARY 14, 1996 WERE 585,748 ($2 PAR VALUE)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1995 (THE "1995 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.
     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 1996 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                 PAGE 1 OF
                                                  EXHIBIT INDEX IS ON PAGE

                          CHICAGO RIVET & MACHINE CO.
                        PERIOD ENDING DECEMBER 31, 1995




Item                                                                 Page
No.                                                                  No.
----                                                                 ----
                                     Part I

1.   Business                                                          3
2.   Properties                                                        4
3.   Legal Proceedings                                                 4
4.   Submission of Matters to a Vote of Security Holders               5



                                    Part II

5.   Market for Registrant's Common Equity and Related Stockholder
     Matters                                                           7
6.   Selected Financial Data                                           7
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                             7
8.   Financial Statements and Supplementary Data                       7
9.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                          7

                                    Part III

10.  Directors and Executive Officers of the Registant                 7
11.  Executive Compensation                                            8
12.  Security Ownership of Certain Beneficial Owners and Management    8
13.  Certain Relationships and Related Transactions                    8

                                    Part IV

14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K                                                          8



                                     PART I

ITEM 1 - BUSINESS

     The Company operates in the fastener industry in the United States, producing and selling rivets, automatic rivet setting machines, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see Note 1 which appears on page 8 of the Company's 1995 Annual Report to Shareholders, incorporated herein by reference. The 1995 Annual Report is filed as an exhibit to this report.

     The principal market for the fastener industry operations is the automotive and appliance industries within the United States. Sales are generally solicited by independent sales representatives.

     The industry in which the Company operates is characterized by active and substantial competition. No single company dominates the industry. The Company's competitors include both larger and smaller manufacturers, and segments or divisions of large, diversified companies with substantial financial resources. Principal competitive factors in the market for the Company's products are quality, service, reliability and price.

     The Company serves a wide variety of customers. Sales are heaviest to the automotive and appliance industries. No material part of the business is dependent upon a single customer. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short delivery cycles. The level of business activity of the Company's business is closely related to the overall index of industrial activity in the United States.

     On May 7, 1993, the Company acquired certain assets of Textron, Inc.'s Townsend Automation division. Townsend Automation was a manufacturer of customized fastener installation and automated assembly equipment, standard rivet setting equipment and a line of specialty fasteners used primarily in the fastener industry. The assets acquired consisted of inventories, machinery and equipment, tooling, drawings and certain other intangible assets of the division. The acquisition was financed from available funds and the total price paid amounted to approximately $2 million, including legal and professional fees and the cost of relocating the assets to existing company facilities. This transaction has enhanced the Company's product lines and expanded its customer base. For further information regarding the acquisition, see Note 11 which appears on page 9 of the Company's 1995 Annual Report to Shareholders, incorporated herein by reference. The 1995 Annual Report is filed as an exhibit to this report.

     The Company's business has historically been somewhat stronger during the first half of the year.

     In conformity with industry practice, the Company does not provide credit terms in excess of thirty days.

     The Company purchases raw materials, primarily wire materials used in the manufacture of rivets, from large domestic metal product manufacturers.
There are numerous sources of raw materials, and the Company does not have to rely on a single source for any of its requirements. The Company is not aware of any significant problem in the availability of raw materials used in its production.

     Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

     The Company does not engage in basic research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last three years were not material.

     At December 31, 1995, the Company employed 296 people.

     The Company has no material foreign operations, and sales to foreign customers are a minor portion of the Company's total sales.

     The Company was incorporated in Illinois in 1927.

ITEM 2 - PROPERTIES

     The Company conducts its fastener manufacturing and warehousing operations
in four plants, which are described below.   All Company-owned properties are
held in fee and are used for the manufacture and warehousing of the Company's products. All plants are considered suitable and adequate for their present use. The Company also currently maintains a small sales office in Norwell, Massachusetts in a leased facility.

                        Plant Locations and Descriptions
                        --------------------------------

Naperville, Illinois           Brick, concrete block and partial metal
                               construction with metal roof.

Tyrone, Pennsylvania           Concrete block with small tapered beam
                               type warehouse shed.

Jefferson, Iowa                Steel tapered beam construction.


Albia, Iowa                    Concrete block with prestressed concrete
                               roof construction.

ITEM 3 - LEGAL PROCEEDINGS

        The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company, and a former subsidiary, W.S. & W.C., Inc., have been named by state and/or federal government agencies as "potentially responsible parties" with respect to certain waste disposal sites. The specific sites in which the Company and/or its former subsidiary are involved are as follows: the Industrial Solvents and Chemicals Site in York County Pennsylvania, the government agency involved at this site is the Pennsylvania Department of Environmental Protection and the Company has been involved since November 1990; the Delta Chemicals Site, Armstrong County, Pennsylvania, the government agency involved is the Pennsylvania Department of Environmental Protection, and the Company has been involved since November 1993; and the Ninth Avenue Site, Gary, Indiana. With regard to the sites in Pennsylvania, the Company, along with other potentially responsible parties, has entered into consent agreements with the Pennsylvania Department of Environmental Protection providing for remediation of the sites. For the Ninth Avenue Site, proceedings, instituted in December 1994, are pending in The Ninth Avenue Remedial Group v. Allis Chalmers, et al in the Northern District of Indiana. As a potentially responsible party, the Company, or its former subsidiary, may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $100 million and $133 million. Despite the joint and several nature of liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company, and its former subsidiary, is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and, accordingly, the Company has recorded a total liability of approximately $639,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

                      Executive Officers of the Registrant
                      ------------------------------------

     The names, ages and positions of all executive officers of the Company, as of March 28, 1996, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                                     Number of Years
Name and Age of Officer                   Position                    an Officer
-----------------------                   -----------------------  ------------------

John A. Morrissey        60               Chairman, Chief
                                          Executive Officer                  16

John C. Osterman         44               President, Chief
                                          Operating Officer
                                          and Treasurer                      12

Donald P. Long           44               Vice President - Sales             1

Stephen D. Voss          34               Assistant Treasurer and
                                          Corporate Controller               7

Kimberly A. Kirhofer     37               Secretary                          5



- Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

-  Mr. Osterman has been President, Chief Operating Officer and Treasurer of the
   Company since September 1987.   He was Assistant Secretary from November
   1983 to May 1985 when he became Assistant Vice President-Administration. He became Vice President-Administration in May 1986 and was named Executive
   Vice President in May 1987. He has been a director of the Company since May 1988.

- Mr. Long has been Vice President - Sales of the Company since November 1994, and was Director of Sales and Marketing of the Company from March 1993 through November 1994. Prior to that, he was employed by Townsend Engineered Products, a maker of rivets, cold-formed fasteners and rivet setting equipment in various sales management positions for more than 5 years.

- Mr. Voss has been Assistant Treasurer of the Company since May 1992 and has been Controller of the Company since November 1988.

- Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August
   1991. She has been employed by the Company for more than five years, during which she held various administrative positions.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS
-------------------------------------------------

     The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of March 5, 1996 there were 547 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 11 of the 1995 Annual Report is incorporated herein by reference. The 1995 Annual Report is filed as an exhibit to this report.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

     The section entitled "Selected Financial Data" which appears on page 10 of the 1995 Annual Report is incorporated herein by reference. The 1995 Annual Report is filed as an exhibit to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which appears on pages 1 through 3 of the 1995 Annual Report is incorporated herein by reference. The 1995 Annual Report is filed as an exhibit to this report.

ITEM 8 - FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA
---------------------------------

     See the sections entitled "Financial Statements" and "Financial Statement Schedule" which appear on pages 11 through 13 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

     There have been no changes in or disagreements with accountants requiring disclosure herein.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 3 through 6 of the Company's 1996 Proxy Statement, is incorporated herein by reference. The 1996 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

     The information set forth in the section entitled "Executive Compensation" which appears on pages 7 through 9 of the Company's 1996 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 6 and 7 of the Company's 1996 Proxy Statement is incorporated herein by reference. The 1996 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------

     The information set forth in the section entitled "Principal Shareholders" on pages 2 and 3 of the Company's 1996 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Election of Directors" on pages 3 through 6 of the Company's 1996 Proxy Statement is incorporated herein by reference. The 1996 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information relating to the law firm of Morrissey & Robinson set forth in the last sentence of footnote (2) on page 5 of the Company's 1996 Proxy Statement is incorporated herein by reference. The 1996 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1996 Annual Meeting of Shareholders.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
SCHEDULES AND REPORTS ON FORM 8-K
---------------------------------------

     (a) The following documents are filed as a part of this report:

     1.  Financial Statements:

         See the section entitled "Financial Statements" which appears on page 11 of this report.

     2. Financial statement schedule and supplementary information required to be submitted.

         See the section entitled "Financial Statement Schedule" which appears on pages 12 and 13 of this report.

     3.  Exhibits:

         See the section entitled "Exhibits".

     (b) Reports on Form 8-K

         The Company was not required to file Form 8-K during the last quarter or year ended December 31, 1995.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Chicago Rivet & Machine Co.


                                      By         John C. Osterman
                                         ------------------------------
                                         John C. Osterman, President and
                                         Chief Operating Officer

Date  March 28, 1996
      --------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


John A. Morrissey    Chairman of the Board of
-----------------    Directors, Chief Executive
John A. Morrissey    Officer and Member of the
                     Executive Committee                        March 28, 1996
                                                                --------------


 John C. Osterman    President, Chief Operating
 ----------------    Officer, Treasurer (Chief
 John C. Osterman    Financial Officer), Member of the
                     Executive Committee and Director           March 28, 1996
                                                                --------------


Robert K. Brown      Director and Member of
-------------------  the Executive Committee                    March 28, 1996
Robert K. Brown                                                 --------------




Walter W. Morrissey  Director, Member of
-------------------  Executive Committee
Walter W. Morrissey  and Member of Audit
                     Committee                                  March 28, 1996
                                                                --------------


Stephen D. Voss      Assistant Treasurer and
---------------      Controller (Principal Accounting
Stephen D. Voss      Officer)                                   March 28, 1996
                                                                --------------

                          CHICAGO RIVET & MACHINE CO.

                              FINANCIAL STATEMENTS

     The financial statements, together with the notes thereto and the report thereon of Price Waterhouse LLP dated March 1, 1996, appearing on pages 4 to 10 of the accompanying 1995 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 11 of the accompanying 1995 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7 herein, the 1995 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Financial Statements from 1995 Annual Report (Exhibit 13 hereto):





                                                                          Page
                                                                          ----

       Balance Sheets (pages 4 & 5 of 1995 Annual Report)

       Statements of Operations (page 6 of 1995 Annual Report)

       Statements of Retained Earnings (page 6 of 1995 Annual
       Report)

       Statements of Cash Flows (page 7 of 1995 Annual Report)

       Notes to Financial Statements (pages 8 and 9 of 1995 Annual
       Report)

       Report of Independent Accountants (page 10 of 1995 Annual Report

       Quarterly Financial Data (Unaudited)
       (page 11 of 1995 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                              1995, 1994 AND 1993
                              -------------------

     The following financial statement schedule should be read in conjunction with the financial statements and the notes thereto in the 1995 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                     Page
                                                                     ----
Financial statement schedule:


             Valuation and Qualifying Accounts (Schedule VIII)        13


Report of Independent Accountants on
             Financial Statement Schedule                             14

                          CHICAGO RIVET & MACHINE CO.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                     Additions
                        Balance      charged to                            Balance
                       at beginning  costs and                  Other      at end
Classification          of year      expenses    Deductions   adjustments  of year
---------------------  ------------  ----------  -----------  -----------  --------

1995
Allowance for doubtful
accounts, returns and
allowances             $120,000      $64,000     $17,366 (1)  $            $166,634
                       ========      =======     =======      ========     ========


1994
Allowance for doubtful
accounts, returns and
allowances             $80,000       $52,468     $12,468 (1)               $120,000
                       =======       =======     =======      =========    ========


1993
Allowance for doubtful
accounts, returns and
allowances             $50,000       $48,894     $18,894 (1)  $            $80,000
                       =======       =======     =======      =========    =======




(1)   Accounts receivable written off, net of recoveries.

                      Report of Independent Accountants on
                          Financial Statement Schedule




To the Board of Directors
of Chicago Rivet and Machine Co.

Our audits of the financial statements referred to in our report dated
March 1, 1996 appearing on page 10 of the 1995 Annual Report to Shareholders of Chicago Rivet and Machine co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP


Chicago, Illinois
March 1, 1996

                          CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS


                               INDEX TO EXHIBITS




Exhibit
Number                                                   Page
------                                                   ----
 2.1  Purchase and Sale Agreement dated February 18,
      1993.  Incorporated by reference to Company's
      Current Report on Form 8-K, dated May 7, 1993.

 3.1  Article of Incorporation and Charter.
      Incorporated by reference to Company's
      report on Form 10, dated March 30, 1935.

 3.2 Certified copy of articles of Amendment to Articles of Incorporation , dated November 4,
      1959. Incorporated by reference to Company's report on Form 8-A, dated April 30, 1965.

 3.3  Amendment of Articles of Incorporation
      creating a class of 500,000 shares of no par value preferred stock. Incorporated by reference to Company's report on Form 10-K, dated April 30, 1972.

 3.4  Amended and Restated By-Laws, dated February
      20, 1989.  Incorporated by reference to
      Company's report on Form 10-K for the
      year ended December 31, 1988.


*13 Annual Report to Shareholders for the year ended December 31, 1995.

27.1  Financial Data Schedule.


* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.