Form 10-Q
period 1996-03-31
CHICAGO RIVET & MACHINE CO
filed 1996-05-14
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter ended March 31, 1996         Commission File Number 0-1227


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


Yes       X                           No  ________________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at March 31, 1996

 COMMON STOCK, $2.00 PAR VALUE                       585,748 SHARES


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended March 31, 1996 are incorporated by reference in Part I of this Report.

                            CHICAGO RIVET & MACHINE CO.

                                     INDEX

PART I.                   FINANCIAL INFORMATION                                 Page No.
                                                                                --------
         Balance Sheets at March 31, 1996                                         2-3
           and December 31, 1995.

         Statements of Operations for the Three
           Months Ended March 31, 1996 and 1995.                                    4

         Statements of Retained Earnings for the
           Three Months Ended March 31, 1996 and 1995.                              5

         Statements of Cash Flows for the Three
           Months Ended March 31, 1996 and 1995.                                    6

         Notes to the Financial Statements                                        7-8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      9



PART II.                  OTHER INFORMATION                                     10-14

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995

                                     Assets

                                                                 March 31,             December 31,
                                                                   1996                    1995
                                                            ---------------          -------------
                                                               (unaudited)
Current Assets:
   Cash and cash equivalents                                $  2,381,824              $ 1,349,093
   Certificates of deposit                                     3,754,355                4,568,212
   U. S. Government securities (Note 6)                        1,873,511                2,703,533
   Accounts receivable - net of allowances                     2,472,382                2,379,497
   Inventories:
     Raw materials                                               733,887                  696,999
     Work in process                                             948,567                  900,888
     Finished goods                                            2,637,067                2,504,519
                                                             -----------             ------------
   Total inventories                                           4,319,521                4,102,406
                                                             -----------             ------------

   Deferred income taxes (Note 4)                                810,051                  806,227

   Other current assets                                          392,431                  231,957
                                                             -----------             -------------

Total Current Assets                                          16,004,075               16,140,925
                                                              ----------              -----------


Goodwill, net of amortization                                     27,095                   33,344
                                                              ----------             ------------

Property, Plant and Equipment
   At Cost:
     Land and improvements                                       347,676                  347,676
     Buildings and improvements                                3,719,640                3,715,915
     Production equipment, leased
       machines and other                                     14,181,044               14,233,135
                                                             -----------              -----------
                                                              18,248,360               18,296,726
Less - Accumulated Depreciation                               13,227,734               13,115,856
                                                             -----------              -----------
Net Property, Plant and Equipment                              5,020,626                5,180,870
                                                             -----------              -----------

Total Assets                                                 $21,051,796              $21,355,139
                                                             ===========              ===========





See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995
                      Liabilities and Shareholders' Equity

                                                                  March 31,           December 31,
                                                                     1996                 1995
                                                            --------------------     --------------
                                                                (unaudited)
Current Liabilities:
   Accounts payable                                          $    632,757             $    877,871
   Contributions due profit - sharing
     and pension plans                                            265,541                  572,864
   Wages and salaries                                             651,033                  623,790
   Other accrued expenses (Note 5)                              1,205,654                  744,410
   Unearned lease revenue                                          53,906                   70,120
   Federal and state income taxes                                 496,165                  541,045
                                                            -------------            -------------
Total Current Liabilities                                       3,305,056                3,430,100

Deferred Income Taxes (Note 4)                                  1,040,176                1,041,930
                                                             ------------             ------------

Total Liabilities                                               4,345,232                4,472,030
                                                             ------------             ------------

Shareholders' Equity:
   Preferred stock, no par value:
     authorized 500,000 shares -
     none outstanding                                             ----                      ----

   Common stock, $2.00 par value:
     authorized 2,000,000 shares -
     issued and outstanding 585,748                             1,171,496                1,171,496

   Additional paid - in capital                                   460,252                  460,252

   Retained earnings                                           15,074,816               15,251,361
                                                              -----------              -----------

Total Shareholders' Equity                                     16,706,564               16,883,109
                                                              -----------              -----------

Commitments and Contingencies (Note 3)                          ----                        ----
                                                              -----------             ------------
Total Liabilities and Shareholders' Equity                    $21,051,796              $21,355,139
                                                              ===========             ============




See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Operations
               For the Three Months Ended March 31, 1996 and 1995
                                  (unaudited)

                                                                        Three Months Ended
                                                            ------------------------------------
                                                                             March 31,
                                                                 1996                    1995
                                                            -------------          --------------
Net sales                                                     $ 5,218,322             $ 6,327,461
Lease revenue                                                     105,310                 131,196
                                                              -----------             -----------
                                                                5,323,632               6,458,657

Cost of goods sold and costs
   related to lease revenue                                     3,604,976               4,216,223
                                                              -----------             -----------

Gross profit                                                    1,718,656               2,242,434

Shipping, selling and
   administrative expenses                                      1,176,359               1,217,026
Profit sharing and pension
   expenses                                                        57,500                  75,000
                                                              -----------             -----------
                                                                  484,797                 950,408

Other income and expenses:
Interest income from
   U.S. Government securities
   and certificates of deposit                                    98,274                  71,344
Gain (loss) from sale of leased
   machines and other equipment                                  (10,110)                    579
Amortization expense                                              (6,249)                 (6,249)
Other income, net of other expense                                 4,899                     161
                                                              ----------              ----------

Income before income taxes                                       571,611               1,016,243
Provision for income taxes                                       220,982                 427,000
                                                              ----------              ----------

Net income                                                    $  350,629              $  589,243
                                                              ==========              ==========

Average common shares outstanding                                585,748                 586,648
                                                              ==========              ==========
Per share data:
   Net income per share                                       $      .60              $     1.00
                                                              ==========              ==========
   Cash dividends declared per share                          $      .90              $      .85
                                                              ==========              ==========


See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                        Statements of Retained Earnings
               For the Three Months Ended March 31, 1996 and 1995
                                  (unaudited)


                                                                            March 31,
                                                            -----------------------------------------

                                                                 1996                        1995
                                                            -----------                  ------------
Retained earnings at beginning
   of period                                                $15,251,361                   $14,067,745


Net income for the three months ended                           350,629                       589,243


Cash dividends declared in the period -
   $.90 per share in 1996 and $.85 per
   share in 1995.                                              (527,174)                     (498,650)
                                                            -----------                   -----------
Retained earnings at end of period                          $15,074,816                   $14,158,338
                                                            ===========                   ===========





See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
                                  (unaudited)

                                                                              March 31,
                                                                  -----------------------------------
                                                                     1996                     1995
                                                                  ----------               ----------
Cash flows from operating activities:
Net income                                                       $   350,629               $   589,243
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                     162,901                   166,333
   Net (gain) loss on the sale of properties                          10,110                      (579)
   Deferred income taxes                                              (5,578)                   14,043
   Changes in current assets and current liabilities:
     Accounts receivable, net                                        (92,885)                 (418,741)
     Inventories                                                    (217,115)                 (121,336)
     Accounts payable                                               (245,114)                 (186,542)
     Other, net                                                     (391,853)                  162,719

     Net cash provided (used) by operating activities               (428,905)                  205,140
                                                                 -----------               -----------

Cash flows from investing activities:
   Capital expenditures                                              (10,308)                  (75,464)
   Net proceeds from the sale of properties                            3,790                     4,175
   Proceeds from the maturity of
     held-to-maturity securities                                        --                   2,451,494
   Purchases of held-to-maturity securities                         (195,344)               (2,705,626)
   Proceeds from maturities of
      available-for-sale securities                                3,203,603                      --
   Purchases of available-for-sale securities                     (1,364,381)                     --
                                                                 -----------               ------------

     Net cash provided (used) by investing activities              1,637,360                   (325,421)
                                                                 -----------               ------------

Cash flows from financing activities
   Cash dividends declared                                          (175,724)                  (175,994)
                                                                 -----------               ------------
     Net cash used by financing activities                          (175,724)                  (175,994)
                                                                 ------------              ------------

Net increase (decrease) in cash and
   cash equivalents                                                1,032,731                   (296,275)
Cash and cash equivalents at beginning
   of period                                                       1,349,093                  2,225,445
                                                                 -----------               ------------

Cash and cash equivalents at end of period                       $ 2,381,824               $  1,929,170
                                                                 ===========               ============
Cash paid during the period for:
   Income taxes                                                  $   271,458               $    288,500

See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

1 In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995 and the results of operations and changes in cash flow for the indicated periods. The unaudited financial statements reflect certain estimated inventories as of the end of the interim periods.

2. The results of operations for the three month period ending March 31, 1996 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company, and a former subsidiary, W.S. & W.C., Inc., have been named by state and/or federal government agencies as "potentially responsible parties" with respect to certain waste disposal sites. As a potentially responsible party, the Company, or its former subsidiary, may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $100 and $133 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company, and its former subsidiary, is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of $598,075 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.


4. At March 31, 1996 significant deferred tax liabilities and assets were comprised of the following:


         Depreciation                                $(1,061,560)
                                                     -----------
                                                      (1,061,560)

         Environmental accruals                          239,230
         Inventory valuations                            223,840
         Accrued vacation                                150,254
         Doubtful accounts                                67,829
         Accrued pension                                  76,819
         Unearned rental revenue                          21,562
         Other, net                                       51,901
                                                         831,435
                                                     -----------
                                                     $  (230,125)
                                                     ===========

5.       Other Accrued Expenses - accrued expenses consist of the following:

                                             March 31, 1996          December 31, 1995
                                             --------------         ------------------
         Payroll taxes                         $ 130,667                   $  45,819
         Property taxes                           92,145                      60,137
         Environmental costs                     598,075                     638,875
         Dividends payable                       351,450                       ---
         All other items                          33,317                        (421)
                                              ----------                   ---------
                                              $1,205,654                   $ 744,410
                                              ==========                   =========

6. At March 31, 1996 the Company has recorded $889,471 of U. S. Government securities as held-to-maturity, and $984,040 of U. S. Government securities as available-for-sale.

                          CHICAGO RIVET & MACHINE CO.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Net sales and lease revenues amounted to $5,323,632 in the first quarter of 1996, well below the robust level recorded in the same period in
1995.   Demand for the company's products was uncharacteristically weak throughout the first quarter of 1996. The decline was not limited to one product line, but rather was evident in both the fastener and automatic rivet setting equipment and accessory segments of our product offerings. Similarly, the decline in order activity has been encountered in all of the Company's our major markets.

         Net income totaled $350,629 or $.60 per share on 585,748 average shares outstanding during the first quarter of 1996. This compares to $589,243 or $1.00 per share on 586,648 average shares outstanding during the first quarter of 1995. In addition to the effects of lower sales volumes, profits were adversely affected by a change in composition of sales in 1996 compared with 1995 when we enjoyed a relatively larger percentage of business with higher operating margins.

         Working capital increased to approximately $13 million compared with $12.7 million at year end 1995. Inventories increased approximately 5% during the quarter. The Company's financial condition remains strong and liquidity is considered to be excellent.

         The Company recently announced that it has entered into a conditional agreement to purchase substantially all of the assets and assume certain liabilities of H & L Tool Company, Inc. of Madison Heights, Michigan. The transaction is subject to various conditions, including completion by the Company of its due diligence investigation and the negotiation of a satisfactory purchase and sale agreement. While the exact purchase price will be determined by the definitive contract, it is expected to be approximately $19,000,000 in a combination of cash and the assumption of certain liabilities. The transaction is expected to be financed by a combination of available cash and borrowings of approximately $8,000,000. After completion of the transaction, Chicago Rivet intends to continue operations at H & L Tool Company, Inc.'s Michigan location. H & L Tool Company, Inc. was established in 1946 and is a privately held manufacturer of specialty cold-formed fasteners
and screw machine products predominately for the  automotive market.   The
proposed acquisition is expected to significantly enhance our capabilities for the manufacture of cold-headed parts.

         See the Company's Interim Report to Shareholders for the Quarter ended March 31, 1996 for additional information. This section is incorporated herein by reference. The Interim Report is filed as an exhibit to this report on pages 11 and 12.

                         PART II  --  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


                   (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    CHICAGO RIVET & MACHINE CO.
                                                                              (Registrant)


Date:  May 13, 1996


                                                                              John A. Morrissey
                                                                    -------------------------------------------
                                                                    Chairman of the Board of Directors
                                                                    and Chief Executive Officer


Date:  May 13, 1996


                                                                            John C. Osterman
                                                                    -------------------------------------------
                                                                    President, Chief Operating
                                                                    Officer and Treasurer (Principal
                                                                    Financial Officer)


Date:  May 13, 1996


                                                                              Stephen D. Voss
                                                                    -------------------------------------------
                                                                    Assistant Treasurer and Controller

                          CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS


                               INDEX TO EXHIBITS


Exhibit
Number                                                                       Page
- - ------                                                                       ----
  19.1                    Interim Report to Shareholders for the
                          quarter ended March 31, 1996.                      12 - 13

  27.1                    Financial Data Schedule                                14