Form 10-Q
period 1996-06-30
CHICAGO RIVET & MACHINE CO
filed 1996-08-13
CIK 19871

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended   June 30, 1996         Commission File Number   0-1227
                      -----------------                              ----------

                          CHICAGO RIVET & MACHINE CO.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               ILLINOIS                               36-0904920
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                P. O. Box 3061
                90l Frontenac Road
                Naperville, Illinois                          60566
    ---------------------------------------                 ---------
    (Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code        (708)  357-8500
                                                   ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at June 30, 1996
        -----------                              ----------------------------
COMMON STOCK, $2.00 PAR VALUE                           585,748 SHARES
- -----------------------------                       ---------------------


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended June 30, 1996 are incorporated by reference in Part I of this Report.

                          CHICAGO RIVET & MACHINE CO.

                                     INDEX

PART I.                   FINANCIAL INFORMATION                  Page No.
                                                                 --------


         Balance Sheets at June 30, 1996                           2-3
           and December 31, 1995.

         Statements of Operations for the Three and Six
           Months Ended June 30, 1996 and 1995.                      4

         Statements of Retained Earnings for the
           Six Months Ended June 30, 1996 and 1995.                  5

         Statements of Cash Flows for the Six
           Months Ended June 30, 1996 and 1995.                      6

         Notes to the Financial Statements                         7-8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9



PART II.                  OTHER INFORMATION                      10-14

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      June 30, 1996 and December 31, 1995

                                     Assets

                                                                 June 30,                December 31,
                                                                  1996                      1995
                                                            ------------------       ------------------
                                                               (unaudited)
Current Assets:
   Cash and cash equivalents                                 $ 4,993,852               $ 1,349,093
   Certificates of deposit                                     2,074,355                 4,568,212
   U. S. Government securities (Note 6)                          698,568                 2,703,533
   Accounts receivable - net of allowances                     3,328,485                 2,379,497
   Inventories:
     Raw materials                                               600,116                   696,999
     Work in process                                             775,665                   900,888
     Finished goods                                            2,156,393                 2,504,519
                                                            ------------               -----------
   Total inventories                                           3,532,174                 4,102,406
                                                            ------------               -----------

   Deferred income taxes (Note 4)                                808,639                   806,227

   Other current assets                                          443,541                   231,957
                                                            ------------               -----------

Total Current Assets                                          15,879,614                16,140,925
                                                            ------------               -----------


Goodwill, net of amortization                                     20,846                    33,344
                                                            ------------               -----------

Property, Plant and Equipment
   At Cost:
     Land and improvements                                       347,676                   347,676
     Buildings and improvements                                3,749,735                 3,715,915
     Production equipment, leased
       machines and other                                     14,201,038                14,233,135
                                                            ------------               -----------
                                                              18,298,449                18,296,726
Less - Accumulated Depreciation                               13,360,028                13,115,856
                                                            ------------               -----------
Net Property, Plant and Equipment                              4,938,421                 5,180,870
                                                            ------------               -----------

Total Assets                                                 $20,838,881               $21,355,139
                                                            ============               ===========



See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                      June 30, 1996 and December 31, 1995
                      Liabilities and Shareholders' Equity

                                                                June 30,            December 31,
                                                                 1996                   1995
                                                         --------------------   -------------------
                                                                         (unaudited)
Current Liabilities:
   Accounts payable                                         $   561,373            $   877,871
   Contributions due profit - sharing
     and pension plans                                          305,404                572,864
   Wages and salaries                                           663,530                623,790
   Other accrued expenses (Note 5)                              962,514                744,410
   Unearned lease revenue                                       104,746                 70,120
   Federal and state income taxes                               240,835                541,045
                                                            -----------            -----------
Total Current Liabilities                                     2,838,402              3,430,100

Deferred Income Taxes (Note 4)                                1,036,412              1,041,930
                                                            -----------            -----------

Total Liabilities                                             3,874,814              4,472,030
                                                            -----------            -----------


Shareholders' Equity:
   Preferred stock, no par value:
     authorized 500,000 shares -
     none outstanding                                            ----                   ----

   Common stock, $2.00 par value:
     authorized 2,000,000 shares -
     issued and outstanding 585,748                           1,171,496              1,171,496

   Additional paid - in capital                                 460,252                460,252

   Retained earnings                                         15,332,319             15,251,361
                                                            -----------            -----------

Total Shareholders' Equity                                   16,964,067             16,883,109
                                                            -----------            -----------

Commitments and Contingencies (Note 3)                          ----                    ----
                                                            -----------            -----------
Total Liabilities and Shareholders' Equity                  $20,838,881            $21,355,139
                                                            ===========            ===========




See Notes to the Financial Statements

                         CHICAGO RIVET & MACHINE CO.
                           Statements of Operations
          For the Three and Six Months Ended June 30, 1996 and 1995
                                 (unaudited)

                                                  Three Months Ended               Six Months Ended
                                               --------------------------   ---------------------------
                                                       June 30,                        June 30,
                                                  1996         1995               1996         1995
                                              -----------   ------------     ------------   -----------
Net sales                                     $ 6,055,187   $  6,853.109     $ 11,273,509   $13,180,570
Lease revenue                                     107,525        129,638          212,835       260,834
                                              -----------   ------------     ------------   -----------
                                              $ 6,162,712   $  6,982,747     $ 11,486,344   $13,441,404

Cost of goods sold and costs
   related to lease revenue                     4,254,019      4,521,996        7,858,995     8,738,219
                                              -----------   ------------     ------------   -----------

Gross profit                                    1,908,693      2,460,751        3,627,349     4,703,185

Shipping, selling and
   administrative expenses                      1,254,577      1,260,877        2,430,936     2,477,903
Profit sharing and pension
   expenses                                        47,500        150,000          105,000       225,000
                                              -----------   ------------     ------------   -----------
                                                  606,616      1,049,874        1,091,413     2,000,282

Other income and expenses:
Interest income from
   U.S. Government securities
   and certificates of deposit                     89,049         71,611          187,323       142,955
Gain (loss) from sale of leased
machines and other equipment                       10,360            530              250         1,109
Amortization expense                               (6,249)        (6,249)         (12,498)      (12,498)
Other income, net of other expense                  2,469            142            7,368           303
                                              -----------   ------------     ------------   -----------
Income before income taxes                        702,245      1,115,908        1,273,856     2,132,151
Provision for income taxes                        269,018        447,000          490,000       874,000
                                              -----------   ------------     ------------   -----------
Net income                                    $   433,227   $    668,908     $    783,856   $ 1,258,151
                                              ===========   ============     ============   ===========
Average common shares outstanding                 585,748        586,645          585,748       586,646
                                              ===========   ============     ============   ===========
Per share data:
   Net income per share                       $       .74           1.14     $       1.34   $      2.14
                                              ===========   ============     ============   ===========
   Cash dividends declared per share          $       .30   $        .30     $       1.20   $      1.15
                                              ===========   ============     ============   ===========

See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                        Statements of Retained Earnings
                For the Six Months Ended June 30, 1996 and 1995
                                  (unaudited)


                                                                          June 30,
                                                            ------------------------------------
                                                               1996                     1995
                                                            -----------              -----------
Retained earnings at beginning
   of period                                                $15,251,361              $14,067,745


Net income for the three months ended                           783,856                1,258,151

Treasury stock retired at cost                                    ---                     (2,641)

Cash dividends declared in the period -
   $1.20 per share in 1996 and $1.15 per
   share in 1995.                                              (702,898)                (674,645)
                                                            -----------              -----------

Retained earnings at end of period                          $15,332,319              $14,648,610
                                                            ===========              ===========


See Notes to the Financial Statements

                         CHICAGO RIVET & MACHINE CO.
                           Statements of Cash Flows
               For the Six Months Ended June 30, 1996 and 1995
                                 (unaudited)

                                                                           June 30,
                                                            --------------------------------------
                                                                 1996                     1995
                                                            --------------            ------------
Cash flows from operating activities:
Net income                                                  $      783,856            $  1,258,151
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   327,026                 333,165
   Net gain on the sale of properties                                 (250)                 (1,109)
   Deferred income taxes                                            (7,930)                (16,815)
   Changes in current assets and current liabilities:
     Accounts receivable, net                                     (948,988)               (809,504)
     Inventories                                                   570,232                 491,288
     Accounts payable                                             (316,498)               (207,442)
     Other, net                                                   (486,782)                 63,968
                                                            --------------            ------------
     Net cash provided (used) by operating activities              (79,334)              1,111,702
                                                            --------------            ------------
Cash flows from investing activities:
   Capital expenditures                                            (88,244)               (191,878)
   Net proceeds from the sale of properties                         16,414                  17,616
   Proceeds from the maturity of
     held-to-maturity securities                                   491,549               4,204,053
   Purchases of held-to-maturity securities                       (294,092)             (5,466,127)
   Proceeds from maturities of
      available-for-sale securities                              5,895,745                    --
   Purchases of available-for-sale securities                   (1,594,381)                   --
                                                            --------------            ------------
     Net cash provided (used) by investing activities            4,426,991              (1,436,336)
                                                            --------------            ------------
Cash flows from financing activities
   Cash dividends declared                                        (702,898)               (674,645)
    Purchase of Treasury Stock                                           0                  (2,920)
                                                            --------------            ------------
     Net cash used by financing activities                        (702,898)               (677,565)
                                                            --------------            ------------
Net increase (decrease) in cash and
   cash equivalents                                              3,644,759              (1,002,199)
Cash and cash equivalents at beginning
   of period                                                     1,349,093               2,225,445
                                                            --------------            ------------
Cash and cash equivalents at end of period                  $    4,993,852            $  1,223,246
                                                            ==============            ============
Cash paid during the period for:
   Income taxes                                             $      798,158            $    932,000

See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995 and the results of operations and changes in cash flow for the indicated periods. The unaudited financial statements reflect certain estimated inventories as of the end of the interim periods.

2. The results of operations for the three month period ending June 30, 1996 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company, and a former subsidiary, W.S. & W.C., Inc., have been named by state and/or federal government agencies as "potentially responsible parties" with respect to certain waste disposal sites. As a potentially responsible party, the Company, or its former subsidiary, may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $100 and $133 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company, and its former subsidiary, is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of $591,702 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

4. At June 30, 1996 significant deferred tax liabilities and assets were comprised of the following:

       Depreciation                               $(1,059,629)
                                                  ------------
                                                   (1,059,629)

       Environmental accruals                         236,681
       Inventory valuations                           203,689
       Accrued vacation                               167,660
       Doubtful accounts                               66,851
       Accrued pension                                 76,819
       Unearned rental revenue                         41,898
       Other, net                                      38,258
                                                  -----------
                                                      831,856
                                                  -----------
                                                  $  (227,773)
                                                  -----------

                          CHICAGO RIVET & MACHINE CO.

                   NOTES TO THE FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)



5.   Other Accrued Expenses - accrued expenses consist of the following:

                                        June 30, 1996          December 31, 1995
                                        -------------         ------------------
     Payroll taxes                        $  112,875                $   45,819
     Property taxes                           87,803                    60,137
     Environmental costs                     591,702                   638,875
     All other items                         170,134                      (421)
                                          ----------                ----------
                                          $  962,514                $  744,410
                                          ==========                ==========

6. At June 30, 1996 the Company has recorded $498,988 of U. S. Government securities as held-to-maturity, and $199,580 of U. S. Government securities as available-for-sale.

                         CHICAGO RIVET & MACHINE CO.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

        As in the first quarter of 1996, demand for all of our products continued to be relatively weak throughout the second quarter. During the second quarter, sales and lease revenues amounted to $6,162,712 compared to $6,982,747 for the second quarter of 1995. This is an 11.7% decline from the year earlier period, and while revenues from the sale of all products declined, the decrease was slightly more pronounced with regard to automatic rivet setting machines and related tools and parts. On a year to date basis, sales and lease revenues declined approximately 14.6% to $11,486,344 and the change was again more pronounced with regard to machines and related tools and parts.

        As would be expected, given lower sales volumes recorded in 1996, net income is also lower, amounting to $433,227 or $.74 per share on 585,748 average shares outstanding during the second quarter of 1996 compared to $668,908 or $1.14 per share on 586,645 average shares outstanding during the second quarter of 1995. On a year to date basis, net income amounted to $783,856 or $ 1.34 per share on 585,748 average shares outstanding during the first half of 1996 compared to $1,258,151 or $2.14 per share on 586,646 average shares outstanding during the first half of 1995. Reduced volume, and to a lesser extent, the change in product mix account for the decline in gross margin during the quarter. The impact was offset, to some extent, by a reduction in selling and administrative expenses, reflecting lower commission expense related to lower sales volumes and also to a reduction in profit sharing expense.

        Demand continues to be soft throughout our markets suggesting that for the remainder of the year, both sales and earnings will continue to fall short of the results attained during 1995. Our markets continue to be characterized by excessive supply, a fact that not only limits our ability to recover increased costs of manufacture, but also makes it very difficult to expand our market share while maintaining an acceptable level of profitability. In spite of these obstacles, we plan to continue pursuing opportunities that offer the potential to increase profitability.

        Working capital is essentially unchanged from the end of the first quarter, at approximately $13 million. Inventories were reduced by approximately $787,000 during the quarter consistent with reduced manufacturing activities.

        Previously, the Company announced it had entered into a conditional agreement to purchase substantially all of the assets and assume certain liabilities of H & L Tool Company, Inc. of Madison Heights, Michigan. While the exact purchase price will be determined by the definitive contract, it is expected to be approximately $19,000,000 in a combination of cash and the assumption of certain liabilities. The transaction is expected to be financed by a combination of available cash and borrowings of approximately $8,000,000. The transaction is subject to various conditions, including completion of a due diligence investigation and the negotiation of a satisfactory purchase and sale agreement. The due diligence investigation is proceeding, and the Company is negotiating the terms of the definitive purchase and sale agreement.

        See the Company's Interim Report to Shareholders for the Quarter ended June 30,1996 for additional information. This section is incorporated herein by reference. The Interim Report is filed as an exhibit to this report on pages 12 and 13.

                         PART II  --  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (b) Reports on Form 8-K -- No reports on Form 8-K were filed during the three months ended June 30, 1996.

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


Date:  August 13, 1996


                                 John A. Morrissey
                          ----------------------------------
                          Chairman of the Board of Directors
                          and Chief Executive Officer


Date:  August 13, 1996


                                John C. Osterman
                          ----------------------------------
                          President, Chief Operating
                          Officer and Treasurer (Principal
                          Financial Officer)


Date:  August 13, 1996


                                  Stephen D. Voss
                          ----------------------------------
                          Assistant Treasurer and Controller

                          CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS


                               INDEX TO EXHIBITS


Exhibit
Number                                                           Page
- ------                                                           ----
  19.1      Interim Report to Shareholders for the
            quarter ended June 30, 1996.                      12 - 13

  27.1      Financial Data Schedule                                14