Form 10-Q
period 1996-09-30
CHICAGO RIVET & MACHINE CO
filed 1996-11-13
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended   September 30, 1996    Commission File Number    0-1227
                     ---------------------

                          CHICAGO RIVET & MACHINE CO.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               ILLINOIS                                  36-0904920
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     P. O. Box 3061
     90l Frontenac Road
     Naperville, Illinois                                60566
------------------------------------              ------------------
(Address of principal executive office)               (Zip Code)


Registrant's telephone number, including area code        (630) 357-8500
                                                    ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X     No
   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                      Outstanding at September 30, 1996
       ------------                   ---------------------------------

COMMON STOCK, $2.00 PAR VALUE                 585,748 SHARES
-----------------------------              --------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended September 30, 1996 are incorporated by reference in Part I of this Report.

                          CHICAGO RIVET & MACHINE CO.

                                     INDEX
                                     -----

PART I.           FINANCIAL INFORMATION                          Page No.
                                                                 --------


            Balance Sheets at September 30, 1996                    2-3
             and December 31, 1995.

            Statements of Operations for the Three and Nine
             Months Ended September 30, 1996 and 1995.                4

            Statements of Retained Earnings for the
             Nine Months Ended September 30, 1996 and 1995.           5

            Statements of Cash Flows for the Nine
             Months Ended September 30, 1996 and 1995.                6

            Notes to the Financial Statements.                      7-8

            Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                  9-10



PART II. OTHER INFORMATION                                        11-15

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                    September 30, 1996 and December 31, 1995

                                     Assets


                                               September 30,      December 31,
                                                   1996               1995
                                              ---------------    ---------------
                                                (unaudited)
Current Assets:
  Cash and cash equivalents                     $ 6,950,761      $ 1,349,093
  Certificates of deposit                         1,265,406        4,568,212
  U. S. Government securities (Note 6)              396,913        2,703,533
  Accounts receivable - net
    of allowances                                 2,681,328        2,379,497
  Inventories:
    Raw materials                                   594,260          696,999
    Work in process                                 768,095          900,888
    Finished goods                                2,135,346        2,504,519
                                                -----------      -----------

  Total inventories                               3,497,701        4,102,406
                                                -----------      -----------

  Deferred income taxes (Note 4)                    722,951          806,227

  Other current assets                              605,413          231,957
                                                -----------      -----------



Total Current Assets                             16,120,473       16,140,925
                                                -----------      -----------


Goodwill, net of amortization                        14,597           33,344
                                                -----------      -----------
Property, Plant and Equipment
  At Cost:
    Land and improvements                           347,676          347,676
    Buildings and improvements                    3,756,545        3,715,915
    Production equipment, leased
    machines and other                           14,330,316       14,233,135
                                                -----------      -----------

                                                 18,434,537       18,296,726

Less - Accumulated Depreciation                  13,462,730       13,115,856
                                                -----------      -----------


Net Property, Plant and Equipment                 4,971,807        5,180,870
                                                -----------      -----------


Total Assets                                    $21,106,877      $21,355,139
                                                ===========      ===========



See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                                 Balance Sheets
                   September 30, 1996 and  December 31, 1995
                      Liabilities and Shareholders' Equity


                                              September 30,                       December 31,
                                                   1996                              1995
                                              -------------                      -------------
                                             (unaudited)
Current Liabilities:
 Accounts payable                             $   792,170                        $   877,871
 Contributions due profit - sharing
   and pension plans                              396,025                            572,864
 Wages and salaries                               616,619                            623,790
 Other accrued expenses (Note 5)                  931,704                            744,410
 Unearned lease revenue                            76,819                             70,120
 Federal and state income taxes                    92,234                            541,045
                                              -----------                        -----------

Total Current Liabilities                       2,905,571                          3,430,100

Deferred Income Taxes (Note 4)                  1,031,190                          1,041,930

Total Liabilities                               3,936,761                          4,472,030


Shareholders' Equity:
 Preferred stock, no par value:
   authorized 500,000 shares -
   none outstanding                               ----                               ----

 Common stock, $2.00 par value:
   authorized 2,000,000 shares -
   issued and outstanding 585,748               1,171,496                          1,171,496

 Additional paid - in capital                     460,252                            460,252

 Retained earnings                             15,538,368                         15,251,361
                                              -----------                        -----------

Total Shareholders' Equity                     17,170,116                         16,883,109
                                              -----------                        -----------

Commitments and Contingencies (Note 3)            ----                                ----
                                              -----------                        -----------
Total Liabilities and Shareholders' Equity    $21,106,877                        $21,355,139
                                              ===========                        ===========



See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Operations
        For the Three and Nine Months Ended September 30, 1996 and 1995
                                  (unaudited)


                                         Three Months Ended                Nine Months Ended
                                            September 30,                    September 30,
                                        1996           1995              1996            1995
                                    -----------     -----------       -----------     -----------
Net sales                           $ 4,700,714     $ 4,855,400       $15,974,223     $18,035,970
Lease revenue                           106,314         135,960           319,149         396,794
                                    -----------     -----------       -----------     -----------
                                    $ 4,807,028     $ 4,991,360       $16,293,372     $18,432,764
Cost of goods sold and costs
 related to lease revenue             3,212,631       3,390,433        11,071,626      12,128,652
                                    -----------     -----------       -----------     ----------

Gross profit                          1,594,397       1,600,927         5,221,746       6,304,112

Shipping, selling and
 administrative expenses              1,092,249       1,097,267         3,523,185       3,575,170
Profit sharing and pension
 expenses                                45,000          45,000           150,000         270,000
                                    -----------     -----------       -----------     -----------
                                        457,148         458,660         1,548,561       2,458,942

Other income and expenses:
Interest income from
 U.S. Government securities
 and certificates of deposit             95,614          85,500           282,937         228,455
Gain from sale of leased
 machines and other equipment            62,339           9,809            62,589          10,918
Amortization expense                     (6,249)         (6,249)          (18,747)        (18,747)
Other income, net of other expense        2,921             111            10,289             414
                                    -----------     -----------       -----------     -----------
Income before income taxes              611,773         547,831         1,885,629       2,679,982
Provision for income taxes              230,000         213,000           720,000       1,087,000
                                    -----------     -----------       -----------     -----------
Net income                          $   381,773     $   334,831       $ 1,165,629     $ 1,592,982
                                    ===========     ===========       ===========     ===========

Average common shares outstanding       585,748         586,548           585,748         586,613
                                    ===========     ===========       ===========     ===========

Per share data:
 Net income per share               $       .65     $       .58       $      1.99     $      2.72
                                    ===========     ===========       ===========     ===========

 Cash dividends declared per share  $       .30     $       .30       $      1.50     $      1.45
                                    ===========     ===========       ===========     ===========


See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                        Statements of Retained Earnings
             For the Nine Months Ended September 30, 1996 and 1995
                                  (unaudited)


                                                       September 30,
                                                ---------------------------
                                                   1996            1995
                                                -----------     -----------

    Retained earnings at beginning
     of period                                  $15,251,361     $14,067,745


    Net income for the nine months ended          1,165,629       1,592,982

    Treasury stock retired at cost                  ---              (2,641)

    Cash dividends declared in the period -
     $1.50 per share in 1996 and $1.45 per
     share in 1995.                                (878,622)       (850,639)
                                                -----------     -----------

    Retained earnings at end of period          $15,538,368     $14,807,447
                                                ===========      ==========












See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995
                                  (unaudited)

                                                                September 30,
                                                   -------------------------------------
                                                       1996                      1995
                                                   -----------               -----------
Cash flows from operating activities:
Net income                                         $ 1,165,629               $ 1,592,982
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                         491,607                   500,101
 Net gain on the sale of properties                    (62,589)                  (10,918)
 Deferred income taxes                                  72,536                    19,834
Changes in current assets and current liabilities:
 Accounts receivable, net                             (301,831)                 (103,568)
 Inventories                                           604,706                   592,781
 Accounts payable                                      (85,701)                 (427,757)
 Other, net                                           (812,284)                  107,351
                                                   -----------               -----------

 Net cash provided by operating activities           1,072,073                 2,270,806
                                                   -----------               -----------

Cash flows from investing activities:
 Capital expenditures                                 (314,417)                 (226,419)
 Net proceeds from the sale of properties              113,208                    41,130
 Proceeds from the maturity of
  held-to-maturity securities                          979,253                 5,838,137
 Purchases of held-to-maturity securities             (687,120)               (7,913,119)
 Proceeds from the maturity of available
  for sale securities                                7,917,080                  ----
 Purchases of available for sale securities         (2,599,787)                 ----
                                                   -----------               -----------

   Net cash used by investing activities             5,408,217                (2,260,271)
                                                   -----------               -----------

Cash flows from financing activities:
 Cash dividends                                       (878,622)                 (850,639)
 Purchase of Treasury Stock                             ----                      (2,920)
                                                   -----------               -----------

 Net cash used by financing activities                (878,622)                 (853,559)
                                                   -----------               -----------

Net increase (decrease) in cash and
 cash equivalents                                    5,601,668                  (843,024)
Cash and cash equivalents at beginning
 of period                                           1,349,093                 2,225,445
                                                   -----------               -----------

Cash and cash equivalents at end of period         $ 6,950,761               $ 1,382,421
                                                   ===========               ===========
Cash paid during the period for:
 Income taxes                                      $ 1,096,293               $ 1,156,930



See Notes to the Financial Statements

                          CHICAGO RIVET & MACHINE CO.

                       NOTES TO THE FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995 and the results of operations and changes in cash flow for the indicated periods. The unaudited financial statements reflect certain estimated inventories as of the end of the interim periods.

2.  The results of operations for the nine month period ending September
    30, 1996 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $54 and $88 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly has recorded a liability of $504,345 related to these matters. The adequacy of his reserve will be reviewed periodically as more definitive cost information becomes available.

4. At September 30, 1996 significant deferred tax liabilities and assets were comprised of the following:



         Depreciation                              $(1,056,246)
                                                   -----------
                                                    (1,056,246)

           Environmental accruals                      201,738
           Inventory valuations                        209,391
           Accrued vacation                            149,198
           Accrued Pension                              74,954
           Doubtful accounts                            46,557
           Unearned rental revenue                      30,728
           Other, net                                   35,441
                                                   -----------
                                                       748,007
                                                   -----------
                                                   $  (308,239)
                                                   -----------


                          CHICAGO RIVET & MACHINE CO.

                   NOTES TO THE FINANCIAL STATEMENTS (CON'T.)
                   ------------------------------------------
                                  (Unaudited)



5. Other Accrued Expenses - accrued expenses consist of the following:




                      September 30, 1996      December 31, 1995
                      ------------------      -----------------
   Payroll taxes        $   74,578              $  45,819
   Property taxes           55,101                 60,137
   Environmental costs     504,345                638,875
   Accrued insurance       222,613                   ----
   All other items          75,067                   (421)
                        $  931,704              $ 744,410
                        ==========              =========


6. At September 30, 1996 the Company has recorded $396,913 of U. S. Government Securities as held-to-maturity.

                          CHICAGO RIVET & MACHINE CO.
                          ---------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

     Sales and lease revenues totaled $4,807,028 during the recently ended quarter, compared to $4,991,360 recorded during the third quarter of 1995, a decline of approximately 3.7%. For the first nine months, sales and lease revenues amounted to $16,293,372 in 1996, a decline of approximately 11.6% from the year earlier total of $18,432,764. As previously reported, demand for all of our products has consistently trailed the robust levels enjoyed during 1995. While revenue comparisons between the third quarter of 1996 and 1995 are more favorable than similar comparisons between the first two quarters of 1996 and 1995, our outlook for the balance of the year remains cautious. Revenue from the sales of automatic rivet setting machines and related tools and parts has shown a larger percentage decrease between the current period of 1996 and the corresponding period of 1995.

     Earnings for the third quarter of 1996 improved approximately 14% from $334,831, or $.58 per share on 586,548 average shares outstanding during the third quarter of 1995 to $381,771, or $.65 per share on 585,748 average shares outstanding during the third quarter of this year. Earnings for the quarter include a one-time gain of approximately $.06 per share from the sale of certain leased rivet setting machinery to the current leaseholder. Earnings for the first nine months of 1996 amounted to $1,165,629 or $1.99 per share on 585,748 average shares outstanding, down from the strong earnings of $1,592,982 or $2.72 per share on 586,613 average shares outstanding during the first nine
months of 1995.   The change in year to date earnings reflects the effect of reduced sales volumes recorded in 1996.

     Working capital increased slightly during the third quarter to approximately $13.2 million. As more fully discussed below, the Company plans to borrow between approximately $8 and $9 million in connection with its acquisition of H & L Tool Company, Inc. ("H & L Tool"). The Company believes that its existing cash, cash equivalents, short-term investments and future borrowings (including the borrowings related to the acquisition of H & L Tool.) will be sufficient to fund necessary purchases of equipment and to provide adequate working capital through at least the next twelve months.

     On September 18, 1996, the Company executed a purchase and sale agreement related to its previously announced intention to acquire substantially all the assets of H & L Tool, of Madison Heights, Michigan. The agreement, which is subject to various conditions typical in transactions of this type, is expected to close before year-end 1996. H & L Tool, produces screw machine products, as well as specialty cold-formed parts, primarily for the automotive industry. The acquisition represents a significant enhancement to the Company's fastener line. Although the exact purchase price will be adjusted by any changes in the values of certain assets acquired as of the closing date, the purchase price is expected to be approximately $19.1 million in the combination of cash and the assumption of certain liabilities. Financing will be consist of a combination of available cash, a $4.8 million credit against the purchase price, in consideration of H & L Tool's retention of all cash and cash equivalents, and borrowing of $8 to $9 million. The assets to be purchased include all of H & L Tool's production equipment and facilities located in Madison Heights, Michigan. Upon completion of the transaction, the Company intends to continue operations at that location under the H & L Tool name.

                          CHICAGO RIVET & MACHINE CO.
                          ---------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                 CONDITION AND RESULTS OF OPERATIONS  (CON'T.)
                 ---------------------------------------------

     The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the fourth quarter of 1996, and thereafter, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors including availability and cost of raw materials and other products purchased from the Company's suppliers, changes in the mix of products sold, the gain or loss of significant customers, the timing of significant orders, increased competitive pressure or changes in general economic conditions. Many of these factors are beyond the control of the Company. While these factors are difficult to forecast, these or other factors could materially affect the Company's quarterly or annual operating results. Furthermore, while the Company fully expects that its acquisition of substantially all of the assets of H & L Tool will close before year-end 1996, there can be no assurance that the transaction will be consummated. While the acquisition of H & L Tool is expected to have a positive impact on the operating results, the Company recognizes that there are risks associated with any acquisition which may adversely effect the Company's operating results.
 .

     See the Company's Interim Report to Shareholders for the Quarter ended September 30, 1996 for additional information. This section is incorporated herein by reference. The Interim Report is filed as an exhibit to this report on pages 12 and 13.

                         PART II  --  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K


         (b)  Reports on Form 8-K  --  A Form 8-K was filed on
              September 24, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHICAGO RIVET & MACHINE CO.
                                               ---------------------------
                                                      (Registrant)


Date:  November 13, 1996


                                                    John A. Morrissey
                                            ----------------------------------
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


Date:  November 13, 1996


                                                      John C. Osterman
                                            ----------------------------------
                                            President, Chief Operating
                                            Officer and Treasurer (Principal
                                            Financial Officer)


Date:  November 13, 1996


                                                     Stephen D. Voss
                                            ----------------------------------
                                            Assistant Treasurer and Controller

                                E X H I B I T S

     To Our Shareholders:

     The comparative results of operations of Chicago Rivet & Machine Co. for the third quarter and first nine months of 1996 and 1995 are summarized below.

     Sales and lease revenues totaled $4,807,028 during the recently ended quarter, compared to $4,991,360 recorded during the third quarter of 1995, a decline of approximately 3.7%. For the first nine months, sales and lease revenues amounted to $16,293,372 in 1996, a decline of approximately 11.6% from the year earlier total of $18,432,764. As previously reported, demand for all of our products has consistently trailed the robust levels enjoyed during 1995. While revenue comparisons between the third quarter of 1996 and 1995 are more favorable than similar comparisons between the first two quarters of 1996 and 1995, our outlook for the balance of the year remains cautious.

     Earnings for the third quarter of 1996 improved approximately 14% compared to the year earlier period, totaling $381,773, or $.65 per share on 585,748 average shares outstanding during the third quarter this year. Earnings for the quarter include a one time gain of approximately $.06 per share from the sale of certain leased rivet setting machinery to the current leaseholder. Earnings for the first nine months of 1996 amounted to $1,165,629 or $1.99 per share on 585,748 average shares outstanding, down from the strong earnings of $1,592,982 or $2.72 per share on 586,613 average shares outstanding during the first nine months of 1995. The change in year to date earnings reflects the effect of reduced sales volumes recorded in 1996.

     On September 18, 1996, the Company executed a purchase and sale agreement related to its previously announced intention to acquire substantially all the assets of H & L Tool Company, Inc., of Madison Heights, Michigan. The agreement, which is subject to various conditions typical in transactions of this type, is expected to close before year end 1996. H & L Tool Company, produces screw machine products, as well as specialty cold-formed parts, primarily for the automotive industry. The acquisition represents a significant enhancement to the Company's fastener line. Although the exact purchase price will be adjusted by any changes in the values of certain assets acquired as of the closing date, the purchase price is expected to be approximately $19.1 million in the combination of cash and the assumption of certain liabilities. Financing will consist of a combination of available cash, a $4.8 million credit against the purchase price, in consideration of H & L Tool's retention of all cash and cash equivalents, and borrowing of $8 to $9 million. The assets to be purchased include all of H & L Tool's production equipment and facilities located in Madison Heights, Michigan. Upon completion of the transaction, the Company intends to continue operations at that location under the H & L Tool name.

                           Respectfully submitted,


            John A. Morrissey                       John C. Osterman
               Chairman                                 President

October 29, 1996