Form 10-Q/A
period 1996-09-30
CHICAGO RIVET & MACHINE CO
filed 1996-11-15
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

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


     Earnings for the third quarter of 1996 improved approximately 14% from $334,831, or $.58 per share on 586,548 average shares outstanding during the third quarter of 1995 to $381,773, or $.65 per share on 585,748 average shares outstanding during the third quarter of this year. Earnings for the quarter include a one-time gain of approximately $.06 per share from the sale of certain leased rivet setting machinery to the current leaseholder. Earnings for the first nine months of 1996 amounted to $1,165,629 or $1.99 per share on 585,748 average shares outstanding, down from the strong earnings of $1,592,982 or $2.72 per share on 586,613 average shares outstanding during the first nine
months of 1995.   The change in year to date earnings reflects the effect of reduced sales volumes recorded in 1996.



     Working capital increased slightly during the third quarter to approximately $13.2 million. As more fully discussed below, the Company plans to borrow between approximately $8 and $9 million in connection with its acquisition of H & L Tool Company, Inc. ("H & L Tool"). The Company believes that its existing cash, cash equivalents, short-term investments and future borrowings (including the borrowings related to the acquisition of H & L Tool) will be sufficient to fund necessary purchases of equipment and to provide adequate working capital through at least the next twelve months.



     On September 18, 1996, the Company executed a purchase and sale agreement related to its previously announced intention to acquire substantially all the assets of H & L Tool, of Madison Heights, Michigan. The agreement, which is subject to various conditions typical in transactions of this type, is expected to close before year-end 1996. H & L Tool produces screw machine products, as well as specialty cold-formed parts, primarily for the automotive industry. The acquisition represents a significant enhancement to the Company's fastener line. Although the exact purchase price will be adjusted by any changes in the values of certain assets acquired as of the closing date, the purchase price is expected to be approximately $19.1 million in the combination of cash and the assumption of certain liabilities. Financing will consist of a combination of available cash, a $4.8 million credit against the purchase price, in consideration of H & L Tool's retention of all cash and cash equivalents, and borrowing of $8 to $9 million. The assets to be purchased include all of H & L Tool's production equipment and facilities located in Madison Heights, Michigan. Upon completion of the transaction, the Company intends to continue operations at that location under the H & L Tool name.

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


     The Company's operating results are subject to quarterly and other fluctuations due to a variety of factors, including availability and cost of raw materials and other products purchased from the Company's suppliers, changes in the mix of products sold, the gain or loss of significant customers, the timing of significant orders, increased competitive pressure or changes in general economic conditions. Many of these factors are beyond the control of the Company. While these factors are difficult to forecast, these or other factors could materially affect the Company's quarterly or annual operating results. Furthermore, while the Company fully expects that its acquisition of substantially all of the assets of H & L Tool will close before year-end 1996, there can be no assurance that the transaction will be consummated. While the acquisition of H & L Tool is expected to have a positive impact on the operating results, the Company recognizes that there are risks associated with any acquisition which may adversely affect the Company's operating results.



     See the Company's Interim Report to Shareholders for the Quarter ended September 30, 1996 for additional information. This section is incorporated herein by reference. The Interim Report is filed as an exhibit to this report on pages 13 and 14.

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