Form 10-K405
period 1996-12-31
CHICAGO RIVET & MACHINE CO
filed 1997-03-27
CIK 19871

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

       Registrant's Telephone Number, Including Area Code: (630) 357-8500

          Securities registered pursuant to Section 12(b) of the Act:

                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS         ON WHICH REGISTERED
     -------------------        ---------------------
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___.

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

                      $15,742,436 AS OF FEBRUARY 14, 1997

 COMMON SHARES OUTSTANDING AS OF FEBRUARY 14, 1997 WERE 585,748 ($2 PAR VALUE)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 (THE "1996 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 1997 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.

================================================================================

                                                                  PAGE 1 OF ____
                                                   EXHIBIT INDEX IS ON PAGE ____

                          CHICAGO RIVET & MACHINE CO.
                        PERIOD ENDING DECEMBER 31, 1996


Item                                                                                   Page
No.                                                                                    No.
---                                                                                    ---
                                                              Part I
1.       Business                                                                       3
2.       Properties                                                                     4
3.       Legal Proceedings                                                              5
4.       Submission of Matters to a Vote of Security Holders                            5

                                                             Part II

5.       Market for Registrant's Common Equity and Related Stockholder
         Matters                                                                        7
6.       Selected Financial Data                                                        7
7.       Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          7
8.       Financial Statements and Supplementary Data                                   10
9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                                      10

                                                             Part III

10.      Directors and Executive Officers of the Registrant                            10
11.      Executive Compensation                                                        11
12.      Security Ownership of Certain Beneficial Owners and Management                11
13.      Certain Relationships and Related Transactions                                11

                                                             Part IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K              11


                                     PART I

ITEM 1 - BUSINESS

         Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December, 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in the fastener industry in the United States, producing and selling rivets, cold-headed parts, screw machine products, automatic rivet setting machines, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see Note 1 which appears on page 8 of the Company's 1996 Annual Report to Shareholders, incorporated herein by reference. The 1996 Annual Report is filed as an exhibit to this report.

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

         The Company serves a wide variety of customers. Sales revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and appliances. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short delivery cycles. The level of business activity for the Company is closely related to the overall level of industrial activity of the United States.

        On December 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of H & L Tool Company, Inc. (H & L Tool) of Madison Heights, Michigan. H & L Tool manufactures specialty cold-formed parts, including fasteners, and screw machine products for sale to customers primarily in the automotive industry. The assets purchased included all of H & L Tool's production equipment, its facilities in Madison Heights, inventories, accounts receivable and other operating assets. The purchase price was approximately $19.1 million including approximately $0.3 million of acquisition costs, and was financed through a $4.8 million credit against the selling price, in consideration of the seller's retention of all cash and cash equivalents, an unsecured loan of $9.0 million and approximately $5.3 million in available cash. The Registrant intends to continue operations at the Madison Heights location. For further information regarding this acquisition, see Note 2 which appears on page 8 of the Company's Annual Report to Shareholders, incorporated herein by reference.

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

         At December 31, 1996, the Company employed 379 people.

         The Company has no foreign operations, and sales to foreign customers only represent a minor portion of the Company's total sales.

ITEM 2 - PROPERTIES

         The Company conducts its fastener manufacturing and warehousing
operations in five plants, which are described below.   All Company-owned
properties are held in fee and are used for the manufacture and warehousing of the Company's products. All plants are considered suitable and adequate for their present use. The Company also currently maintains a small sales office in Norwell, Massachusetts in a leased facility.

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

Madison Heights, Michigan               Concrete, brick and partial metal
                                        construction with metal roof.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. The specific sites in which the Company is involved are as follows: the Industrial Solvents and Chemicals Site in York County Pennsylvania, the government agency involved at this site is the Pennsylvania Department of Environmental Protection and the Company has been involved since November 1990; the Delta Chemicals Site, Armstrong County, Pennsylvania, the government agency involved is the Pennsylvania Department of Environmental Protection, and the Company has been involved since November
1993.   With regard to the sites in Pennsylvania, the Company, along with other potentially responsible parties, has entered into consent agreements with the Pennsylvania Department of Environmental Protection providing for remediation
of the sites.   As a potentially responsible party, the Company may be
considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $47 million and $85 million. Despite the joint and several nature of liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. At a number of waste disposal sites, the issues affecting the Company, have been favorably resolved, or are nearing resolution, and accordingly, the Company has reduced the amount of reserves recorded in connection with these sites. Nevertheless, it is unlikely that the Company will not incur significant costs associated with the remaining proceedings and, accordingly, the Company has recorded a total liability of approximately $250,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The names, ages and positions of all executive officers of the Company, as of March 27, 1997, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                                 Number of Years
Name and Age of Officer            Position                         an Officer
------------------------           ---------                     ---------------
John A. Morrissey         61       Chairman, Chief
                                   Executive Officer                  17

John C. Osterman          45       President, Chief
                                   Operating Officer
                                   and Treasurer                      13

Donald P. Long            45       Vice President - Sales             2

Stephen D. Voss           35       Assistant Treasurer and
                                   Corporate Controller               8

Kimberly A. Kirhofer      38       Secretary                          6


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

- Mr. Long has been Vice President - Sales of the Company since November 1994, and was Director of Sales and Marketing of the Company from March 1993 through November 1994. Prior to that, he was employed by Townsend Engineered Products, a maker of rivets, cold-formed fasteners and rivet setting equipment in various sales management positions for more than five years.

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

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND
 RELATED SECURITY HOLDER MATTERS

    The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of March 5, 1997 there were 505 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 1996 Annual Report is incorporated herein by reference. The 1996 Annual Report is filed as an exhibit to this report.

ITEM 6 - SELECTED FINANCIAL DATA

    The section entitled "Selected Financial Data" which appears on page 11 of the 1996 Annual Report is incorporated herein by reference. The 1996 Annual Report is filed as an exhibit to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    When used in this discussion, the words "believe," "anticipated,"
"expected" and similar expressions are intended to identify "forward-looking statements," which statements speak only as of the date hereof. Such statements are subject to certain risks and uncertainties which could cause actual circumstances to differ materially from those mentioned in this discussion including, but not limited to: (i) the ability of the Company to successfully integrate H & L Tool Company, Inc. into its operations, (ii) the ability of the Company to maintain its relationships with its significant customers, (iii) increases in the prices of, or limitations on the availability of, the Company's primary raw materials, and (iv) a downturn in the automotive industry, upon which the Company relies for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade.

    Readers are cautioned not to place undue reliance on these forward-looking statements. The Company undertakes no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. In addition to the disclosures contained herein, readers are also urged to carefully review and consider any risks and uncertainties contained in other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

    We are pleased to report that 1996 was yet another very successful year for the Company. Revenues amounted to $22,510,953 and net income totaled $1,948,001. Although neither sales nor net income quite equaled the outstanding levels reported for 1995, the past year was one of the best in the Company's recent history. Late in 1996, the acquisition of the assets of H & L Tool Company, Inc. (H & L Tool) was successfully completed. This strategic acquisition represents a significant step in the Company's continuing efforts to enhance its market position by expanding its cold-forming capabilities and providing entry into the market for screw machine products. In addition, it further improves our presence and market position with respect to key customers in the automotive sector. Since the acquisition was completed late in the year, H & L Tool's contribution to the Company's 1996 results was not substantial; however, we anticipate that H & L Tool will have a significant positive impact on results in the years ahead.

    1996 COMPARED TO 1995

    Net sales and lease revenues for 1996 totaled $22,510,953, including $1,390,158 in revenues from H & L Tool's operations recorded in December. This is a decline of approximately 5.1% compared to 1995, the best year in the Company's recent history. As previously reported, sales activity across all product lines began to weaken during the latter part of 1995. This weakness continued throughout 1996 and was more pronounced in our markets for machinery and related tools and parts, especially in the area of complex, highly automated assembly equipment. The additional revenue related to H & L Tool more than offset the effects of weak market conditions with regard to fasteners and, as a result, revenues for fasteners increased relative to 1995.

    Gross margins declined compared to the prior year due to a number of factors. Variable costs of manufacturing were generally reduced in line with lower operating levels. However, certain costs of manufacture, including wages, utility expense and supply costs increased, on a relative basis, compared to 1995. These increases were partially offset by a reduction in workers' compensation insurance costs. Operating profits in connection with H & L Tool were offset by the recognition of a portion of the "step-up" value assigned to the purchased inventory of H & L Tool. This treatment is required under the purchase accounting provisions of APB Opinion No. 16 and is intended to reflect that portion of the profit on the sale of purchased inventory that was earned by the seller, prior to the sale of assets to the Company. The effect, in 1996, was to reduce income by approximately $192,000, before income taxes. This represents approximately one-half of the total amount that will ultimately be recognized; the remaining amount will be reflected in operating results for the first quarter of 1997. Fixed operating costs, as would be expected, remained relatively unchanged from the prior period. In addition, a slight change in product mix contributed to the unfavorable comparison with the prior year. Extreme resistance to price relief has become an unchanging characteristic of the automotive markets which we continue to serve, and while cost reduction programs continue to be emphasized at Chicago Rivet, their effectiveness has diminished as the most dramatic opportunities for cost reduction have already been implemented.

    Interest income increased in 1996, reflecting higher interest rates and larger invested balances throughout most of the year. Interest expense for 1996 amounted to $47,250, which represents one month of interest expense on borrowings associated with the acquisition of H & L Tool. Interest expense in connection with this loan, along with the lower cash balances available for investment, will significantly impact non-operating income in 1997. Selling and administrative expenses were relatively unchanged compared to the prior year period.

    1995 COMPARED TO 1994

    Revenues increased to a total of $23,717,410 during 1995. This represented an increase of approximately 3.1 % over the prior year and marked the fourth consecutive year of revenue growth. The strong demand for the Company's products that existed throughout 1994 continued during the first half of 1995. That demand, coupled with a high backlog of orders booked in 1994, allowed the Company to post very strong revenue gains during the first half of 1995. Historically, first half sales revenues tend to exceed those of the second half of the year, and while the traditional pattern held, the difference between first half and second half was more pronounced in 1995. Demand for fasteners weakened considerably during the third and fourth quarters as most of the Company's major customers reduced their production requirements. The market for rivet setting machines and related tooling also weakened in the latter half of the year, but the change was not as pronounced as it was for fasteners.

    Gross margins again showed improvement over the prior period. Two major factors contributed to this improvement; a more favorable product mix was the most significant factor, followed by the contribution from ongoing cost reduction programs. Cost reduction efforts, at all facilities, continued to be critical to our success as raw materials, supply and labor costs have generally continued to increase, while our customers have consistently resisted any form of price relief. This is particularly true with regard to fasteners sold to automotive customers, and less so for automatic assembly equipment and related parts. We were more successful in obtaining price relief in our market for tools and assembly equipment.

    An increase in the funds available for investment resulted in higher interest income in spite of lower prevailing interest rates. Selling and administrative expenses increased approximately 6% during 1995 as a result of higher commissions paid on increased sales, and due to higher pension, profit sharing expense and salary expense.

    1994 COMPARED TO 1993

    Net sales and lease revenues advanced for the third consecutive year. During 1994, net sales and lease revenues amounted to $23,012,730, compared with $20,390,304 recorded during 1993. Revenues from the sale of automatic rivet setting equipment, tools and parts accounted for the majority of the increased revenues and revenues attributable to product lines acquired in connection with the Company's May 1993 purchase of Textron's Townsend Automation division, were the dominant factor. Overall, revenues from the sale and lease of automatic rivet setting equipment, tools and parts increased approximately 19% compared with 1993. Revenue from the sale of rivets and cold-formed fasteners increased approximately 7% compared with 1993.

    Operating profits increased appreciably compared with 1993, largely due to the effect of higher sales volumes as well as an overall improvement in manufacturing efficiencies. Partially offsetting the gain from improved efficiencies were increases in the cost of raw materials and supplies. In addition to higher wage rates, labor costs reflected the cost of training new employees as well as an increase in overtime expense required to meet customer delivery requirements throughout the year.

    While the Company's 1994 sales were favorably impacted by increased product demand that accompanied robust levels of automobile production, capacity in our industry continued to exceed aggregate demand. Major customers continued to take advantage of this excess capacity by staunchly refusing to consider price increases while vigorously pursuing lower prices from the supply base. These conditions had the effect of limiting our success in achieving long overdue price relief. Even though our competitive position has improved substantially as a result of successful cost reduction programs, certain costs were beyond our direct control and margins continue to be under pressure, especially in the fastener segment.

    Selling and administrative expenses increased approximately 9% over prior year levels, with increases in commission expense associated with increased sales volume, and higher profit sharing expense accounting for the majority of the change. The combination of generally higher interest rates and increases in the Company's cash position resulted in an increase, before taxes, of approximately $37,000 in interest income compared with 1993.

DIVIDENDS

    The Company paid four regular quarterly dividends of 30 cents per share during 1996. In addition, an extra dividend of 60 cents per share was paid during the second quarter of 1996, bringing the total dividend payout for 1996 to $1.80 per share. On February 17, 1997, the Board of Directors declared a regular quarterly dividend of 30 cents per share, payable March 20, 1997 to shareholders of record March 5, 1997. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 63 years. At that same meeting, the Board declared an extra dividend of 50 cents per share, payable April 18, 1997 to shareholders of record, April 4, 1997.

ACQUISITION

    On December 3, 1996, the Company acquired substantially all of the assets, and assumed certain liabilities of, H & L Tool Company, Inc. of Madison Heights, Michigan. The purchase price was approximately $19.1 million, including acquisition costs of $0.3 million, and was financed through a $4.8 million credit against the purchase price in consideration of the seller's retention of all cash and marketable securities, an unsecured loan of $9.0 million and approximately $5.3 million in available cash. Additional information is contained in Note 2 to the Consolidated Financial Statements.
H & L Tool is a leading manufacturer of specialty screw-machine and cold-headed products serving the automotive industry. This acquisition significantly enhances the Company's product offerings and is expected to strengthen our relationships with certain key customers.

MACHINERY & EQUIPMENT

    Capital investments during 1996, exclusive of expenditures related to the acquisition of the assets of H & L Tool totaled $861,128. Of this total, approximately $289,000 was invested in equipment used in the manufacture of fasteners and machinery and $193,000 was expended for the purchase of a new boiler to provide heat and process steam for our Tyrone facility. Approximately $280,000 was invested in new data processing equipment and software, which represents approximately one-half of the projected cost associated with the installation of new information management systems. This effort, scheduled for completion in 1999, is expected to provide significant improvements in manufacturing management and customer service, and should also yield a reduction in administrative expenses. Approximately $22,000 was invested in new automatic rivet setting machines manufactured by the Company and leased to its customers. The balance was expended for the purchase of various smaller machine tools and office equipment.

    Capital investments during 1995 were $231,340, with the major portion of that total invested in cold-heading equipment. Of the balance, $32,531 was invested in new automatic rivet setting machines manufactured by the Company and leased to its customers.

    Capital expenditures totaled $383,354 during 1994. In addition to $42,422 expended for automatic rivet setting machines manufactured by the Company and leased to its customers, significant investments were made in new machine tools related to the manufacture of automatic rivet setting machines. Other significant purchases included telecommunications equipment, and computer aided design equipment and software.

    Depreciation expense amounted to $709,678 in 1996, $646,456 in 1995, and $653,748 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial condition continues to be sound. Working capital at year end amounted to approximately $12.0 million, a slight decrease from one year earlier. The Company's ratio of current assets to current liabilities stood at approximately 3.3, which, although lower than 1995, was still well above the norm for our industry. The change in current ratio and working capital reflects the inclusion in current liabilities of $1.8 million, which is the current portion of long term debt incurred in connection with the purchase of the assets of H & L Tool. In connection with this acquisition, the Company borrowed $9.0 million on an unsecured basis, subject to certain customary covenants. Under the terms of the note, the Company will repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the London Interbank Offering Rate, plus 80 basis points; or the lender's reference rate, less 75 basis points. This rate is adjusted quarterly and at year end was approximately 6.30%. Inventories increased by $2.8 million, with nearly all of the change attributable to H & L Tool. Similarly, the acquisition of H & L Tool is reflected in the increase in property, plant and equipment, net of depreciation, of approximately $8.5 million. Cash and short-term investments decreased by approximately $4.3 million, primarily due to the use of available cash to fund the acquisition. The change in accounts receivable is also primarily attributable to the H & L acquisition.
Although management believes that operations can be adequately funded without additional borrowing, a $1.0 million line of credit was obtained from the Bank of America in connection with the acquisition. There was no charge for this facility, and as of December 31, 1996 it was unused. The facility will expire on May 30, 1997.

CONTINGENCIES

    The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. Certain claims were favorably resolved during 1996, or are nearing resolution, and accordingly, the Company has revised the amount of reserves recorded in connection with these claims. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $47 million and $85 million. Despite the joint and several nature of liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings, and, accordingly, the Company has recorded a total liability of approximately $250,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

NEW ACCOUNTING STANDARDS

    In March 1995, the FASB issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of" effective for the Company's year ended December 31, 1996. The adoption of this Statement did not have a significant effect upon the Company's financial condition.

    In October 1996, the AICPA issued Statement of Position 96-1
"Environmental Remediation Liability" effective for the Company's year ending December 31, 1997. Adoption of this Statement is not expected to have a significant effect upon the Company's financial condition.

    In February 1997, the FASB issued Statement No. 128 " Earnings per Share" effective for the Company's year ending December 31, 1997. The adoption of this Statement is not expected to have any effect on the Company's reporting of earnings per share.

STOCK PURCHASE PROGRAM

    In February 1990, the Board of Directors authorized the repurchase of up to 50,000 shares of the Company's outstanding common shares. This authorization was subsequently amended to allow for the repurchase of an aggregate of 100,000 shares, with such purchases to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. Purchases under the current repurchase authorization have amounted to 58,598 shares at an average price of $22.77 per share. Compliance with SEC regulations related to insider trading effectively prevented any purchases during 1996 due to the ongoing nature of negotiations related to the acquisition of the assets of H & L Tool. It is management's intention to continue this program, provided market conditions are favorable and funding for repurchases is available.

OUTLOOK FOR 1997

    1996 was a year of solid accomplishment and we would like to take this opportunity to commend all of our employees whose efforts and dedication contributed to the Company's success and to thank our shareholders for their continued support and confidence.

    We begin 1997 with a sense of guarded enthusiasm. Our established operations continue to be profitable, and the addition of H & L Tool is expected to significantly enhance our product offerings and strengthen our position with key customers. We anticipate that this acquisition will yield positive changes in both revenues and earnings and that H & L Tool's integration into Chicago Rivet will continue to go smoothly. However, we also recognize that certain other factors are less positive. Although the general economy continues one of the longest periods of expansion in this century, Chicago Rivet's traditional markets are not as strong as we would like. Demand for our products trailed the prior year throughout 1996 and that trend has continued thus far into 1997. Recently, several major automobile producers have reduced their manufacturing projections for the second quarter and this change should, in turn, be reflected throughout the supply base, including Chicago Rivet. At this time, however, backlogs for all products are adequate to sustain normal operations for the near term and we continue our efforts to build market share on a profitable basis. The Company's financial condition remains strong, its reputation in the marketplace is excellent, and our workforce is both highly skilled and dedicated to providing the best products available. Those factors, combined with the continued support and loyalty of our customers and our shareholders, leaves the Company well positioned to meet the challenges that lie ahead and to take advantage of the opportunities that will exist in our markets.



ITEM 8 - FINANCIAL STATEMENTS AND
 SUPPLEMENTARY DATA

         See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 14 through 16 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants requiring disclosure herein.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 7 of the Company's 1997 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16(a) of the Exchange Act, which is set forth at the end of the section entitled "Additional Information Concerning the Board of Directors and Committees" on pages 7 and 8 of the 1997 Proxy Statement, is incorporated herein by reference. The 1997 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

         The information set forth in the section entitled "Executive Compensation" which appears on pages 8 through 10 of the Company's 1997 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information
Concerning the Board of Directors and Committees" which appears on pages 7 and 8 of the Company's 1997 Proxy Statement is incorporated herein by reference. The 1997 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
 BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the section entitled "Principal Shareholders" on pages 3 and 4 of the Company's 1997 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Election of Directors" on pages 4 through 7 of the Company's 1997 Proxy Statement is incorporated herein by reference. The 1997 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to the law firm of Morrissey & Robinson set forth in the penultimate sentence of footnote (2) on page 6 of the Company's 1997 Proxy Statement is incorporated herein by reference. The 1997 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1997 Annual Meeting of Shareholders.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
 SCHEDULES AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as a part of this report:

         1.      Financial Statements:

                 See the section entitled "Consolidated Financial Statements" which appears on page 14 of this report.

         2. Financial statement schedule and supplementary information required to be submitted.

                 See the section entitled "Financial Statement Schedule" which appears on pages 15 and 16 of this report.

         3.      Exhibits:

                 See the section entitled "Exhibits" which appears on pages 19 through 37 of this report.

         (b)     Reports on Form 8-K

                 1. The Company filed a Current Report on Form 8-K on April 23, 1996 announcing the Company entered into a conditional agreement to purchase substantially all of the assets and assume certain liabilities of H & L Tool Company, Inc.

                 2. The Company filed a Current Report on Form 8-K on September 24, 1996 announcing that it had executed a purchase and sale agreement to acquire substantially all of the assets and assume certain liabilities of H & L Tool Company, Inc.

                 3. The Company filed a Current Report on Form 8-K on December 16, 1996 disclosing the acquisition of substantially all of the assets and assumption of certain liabilities of H & L Tool Company, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Chicago Rivet & Machine Co.


                                              By  /s/ John C. Osterman
                                                --------------------------------
                                                 John C. Osterman, President and
                                                 Chief Operating Officer

Date  March 26, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

   /s/ John A. Morrissey                Chairman of the Board of
   ------------------------             Directors, Chief Executive
   John A. Morrissey                    Officer and Member of the
                                        Executive Committee       March 26, 1997
                                                                  --------------

   /s/ John C. Osterman                 President, Chief Operating
   ------------------------             Officer, Treasurer (Chief
   John C. Osterman                     Financial Officer), Member of the
                                        Executive Committee and Director
                                                                  March 26, 1997
                                                                  --------------

   /s/ Robert K. Brown                  Director and Member of
   ------------------------             the Executive Committee   March 26, 1997
   Robert K. Brown                                                --------------

   /s/ Walter W. Morrissey              Director, Member of
   ------------------------             Executive Committee
   Walter W. Morrissey                  and Member of Audit
                                        Committee                 March 26, 1997
                                                                  --------------

   /s/ Stephen D. Voss                  Assistant Treasurer and
   ------------------------             Controller (Principal Accounting
   Stephen D. Voss                      Officer)                  March 26, 1997
                                                                  --------------

                          CHICAGO RIVET & MACHINE CO.

                       CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements, together with the notes thereto and the report thereon of Price Waterhouse LLP dated March 7, 1997, appearing on pages 4 to 11 of the accompanying 1996 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 1996 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7 herein, the 1996 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Consolidated Financial Statements from 1996 Annual Report (Exhibit 13 hereto):

                                                                                      Page
                                                                                      ----
         Consolidated Balance Sheets (pages 4 & 5 of 1996 Annual Report)             25 & 26

         Consolidated Statements of Operations (page 6 of 1996 Annual Report)          27

         Consolidated Statements of Retained Earnings (page 6 of 1996 Annual
         Report)                                                                       27

         Consolidated Statements of Cash Flows (page 7 of 1996 Annual Report)          28

         Notes to Consolidated Financial Statements (pages 8, 9 and 10 of 1996
         Annual Report)                                                              29, 30 & 31

         Report of Independent Accountants (page 11 of 1996 Annual Report)             32

         Quarterly Financial Data (Unaudited)
         (page 12 of 1996 Annual Report)                                               33

                          FINANCIAL STATEMENT SCHEDULE

                              1996, 1995 AND 1994

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 1996 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                                  Page
                                                                                  -----
Financial statement schedule:

         Valuation and Qualifying Accounts (Schedule VIII)                        16


Report of Independent Accountants on
         Financial Statement Schedule                                             17

                          CHICAGO RIVET & MACHINE CO.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                           Additions
                             Balance       charged to                                         Balance
                          at beginning     costs and                            Other          at end
Classification               of year       expenses         Deductions       adjustments       of year
--------------            --------------   --------         ----------       -----------      --------
1996
Allowance for doubtful
accounts, returns and
allowances                $ 166,634        $  30,000         $ 34,042 (1)    $ (53,940) (2)   $ 108,652
                          =========        =========         ========         ========         ========

1995
Allowance for doubtful
accounts, returns and
allowances                $ 120,000        $  64,000         $ 17,366 (1)    $                $ 166,634
                          =========        =========         ========         ========         ========


1994
Allowance for doubtful
accounts, returns and
allowances                $  80,000        $  52,468         $ 12,468 (1)                     $ 120,000
                          =========        =========         ========         ========         ========




(1)   Accounts receivable written off, net of recoveries.
(2)   Reduction of allowance.

                      Report of Independent Accountants on
                          Financial Statement Schedule




To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated March 7, 1997 appearing in the 1996 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Chicago, Illinois
March 7, 1997

                          CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS


                               INDEX TO EXHIBITS


Exhibit
Number                                                                                        Page
------                                                                                        ----
   2.1           Purchase and Sale Agreement dated February 18,
                 1993.  Incorporated by reference to Company's
                 Current Report on Form 8-K, dated May 7, 1993.

   2.2           Purchase and Sale Agreement dated September 18,
                 1996. Incorporated by reference from Company's
                 Current Report on Form 8-K, dated December 16,
                 1996.

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

   3.4           Amended and Restated By-Laws, dated January
                 20, 1997. Incorporated by reference from Company's report on Form 8-K, dated January 24, 1997.

  *13            Annual Report to Shareholders for the year
                 ended December 31, 1996.                                                     20 through 35

   27.1          Financial Data Schedule.

* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.