Form 10-Q
period 1997-03-31
CHICAGO RIVET & MACHINE CO
filed 1997-05-14
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended  March 31, 1997             Commission File Number 0-1227
                      -----------------

                          CHICAGO RIVET & MACHINE CO.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ILLINOIS                                      36-0904920
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

       P. O. Box 3061
       90l Frontenac Road
       Naperville, Illinois                               60566
---------------------------------------               --------------
(Address of principal executive office)                 (Zip Code)


Registrant's telephone number, including area code   (630)  357-8500
                                                   --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X        No
    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                       Outstanding at March 31, 1997
      -----                                       -----------------------------

COMMON STOCK, $2.00 PAR VALUE                                585,748 SHARES
-----------------------------                                --------------


                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended March 31, 1997 are incorporated by reference in Part I of this Report.

                          CHICAGO RIVET & MACHINE CO.

                                     INDEX

PART I.                   FINANCIAL INFORMATION                      Page No.
                                                                     --------
     Consolidated Balance Sheets at March 31, 1997
      and December 31, 1996.                                             2-3

     Consolidated Statements of Operations for the Three
      Months Ended March 31, 1997 and 1996.                                4

     Consolidated Statements of Retained Earnings for the
      Three Months Ended March 31, 1997 and 1996.                          5

     Consolidated Statements of Cash Flows for the Three
      Months Ended March 31, 1997 and 1996.                                6

     Notes to the Consolidated Financial Statements                      7-8

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                9-10



PART II.           OTHER INFORMATION                                    11-16

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996

                                     Assets

                                                              March 31,              December 31,
                                                               1997                     1996
                                                            -----------              -----------
                                                             (unaudited)
Current Assets:
   Cash and cash equivalents                                $ 3,887,044              $ 3,215,688
   Certificates of deposit                                    1,045,362                  705,407
   U. S. government securities                                     ---                   396,815
   Accounts receivable - net of allowances                    5,683,661                5,028,885
   Inventories:
     Raw materials                                            1,491,085                1,715,685
     Work in process                                          1,978,217                2,318,535
     Finished goods                                           2,726,246                2,864,383
                                                            -----------              -----------
   Total inventories                                          6,195,548                6,898,603
                                                            -----------              -----------

   Deferred income taxes  (Note 4)                              863,606                  813,000

   Other current assets                                         297,267                  271,973
                                                            -----------              -----------

Total Current Assets                                         17,972,488               17,330,371
                                                            -----------              -----------

Goodwill, net of amortization                                     2,099                    8,348
                                                            -----------              -----------
Property, Plant and Equipment
   At Cost:
     Land and improvements                                      982,635                  982,635
     Buildings and improvements                               5,464,355                5,464,355
     Production equipment, leased
       machines and other                                    21,340,592               21,221,316
                                                            -----------              -----------
                                                             27,787,582               27,668,306
Less - Accumulated Depreciation                              14,012,650               13,680,473
                                                            -----------              -----------
Net Property, Plant and Equipment                            13,774,932               13,987,833
                                                            -----------              -----------

Total Assets                                                $31,749,519              $31,326,552
                                                            ===========              ===========





See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 1997 and December 31, 1996
                      Liabilities and Shareholders' Equity

                                                             March 31,              December 31,
                                                               1997                     1996
                                                            -----------              -----------
                                                            (unaudited)
Current Liabilities:
   Accounts payable                                         $ 1,093,303              $ 1,257,704
   Contributions due profit sharing
     and pension plans                                          324,977                  522,278
   Wages and salaries                                         1,000,454                  754,791
   Other accrued expenses (Note 5)                              497,995                  435,019
   Dividends payable                                            292,874                      ---
   Unearned lease revenue                                        37,434                   53,411
   Current portion of note payable                            1,800,000                1,800,000
   Accrued interest expense                                      44,888                   47,250
   Federal and state income taxes                               723,214                  419,339
                                                            -----------              -----------
Total Current Liabilities                                     5,815,139                5,289,792

Note payable                                                  6,750,000                7,200,000
Deferred income taxes (Note 4)                                1,144,231                1,060,000
                                                            -----------              -----------

Total Liabilities                                            13,709,370               13,549,792
                                                            -----------              -----------


Shareholders' Equity:
   Preferred stock, no par value:
     authorized 500,000 shares -
     none outstanding                                             ----                      ----

   Common stock, $2.00 par value:
     authorized 2,000,000 shares -
     issued and outstanding 585,748                           1,171,496                1,171,496

   Additional paid - in capital                                 460,252                  460,252

   Retained earnings                                         16,408,401               16,145,012
                                                            -----------              -----------

Total Shareholders' Equity                                   18,040,149               17,776,760
                                                            -----------              -----------

Commitments and Contingencies (Note 3)                            ----                      ----
                                                            -----------              -----------
Total Liabilities and Shareholders' Equity                  $31,749,519              $31,326,552
                                                            ===========              ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                                   Three Months Ended
                                                            ----------------------------------
                                                                         March 31,
                                                               1997                    1996
                                                            -----------             ----------
Net sales                                                   $11,803,592             $5,218,322
Lease revenue                                                    95,053                105,310
                                                            -----------             ----------
                                                             11,898,645              5,323,632

Cost of goods sold and costs
   related to lease revenue                                   8,790,141              3,604,976
                                                            -----------             ----------

Gross profit                                                  3,108,504              1,718,656

Shipping, selling and
   administrative expenses                                    1,702,113              1,176,359
Profit sharing and pension
   expenses                                                     140,000                 57,500
                                                            -----------             ----------
                                                              1,266,391                484,797
Other income and expenses:
Interest income from
   U.S. government securities
   and certificates of deposit                                   34,769                 98,274
Interest expense                                               (135,138)                   ---
Gain (loss) from sale of leased
   machines and other equipment                                   1,500                (10,110)
Amortization expense                                             (6,249)                (6,249)
Other income, net of other expense                                4,710                  4,899
                                                            -----------             ----------

Income before income taxes                                    1,165,983                571,611
Provision for income taxes                                      434,000                220,982
                                                            -----------             ----------

Net income                                                  $   731,983             $  350,629
                                                            ===========             ==========

Average common shares outstanding                               585,748                585,748
                                                            ===========             ==========
Per share data:
   Net income per share                                     $      1.25             $      .60
                                                            ===========             ==========
   Cash dividends declared per share                        $       .80             $      .90
                                                            ===========             ==========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 1997 and 1996
                                  (unaudited)


                                                                        March 31,
                                                            ------------------------------------
                                                               1997                     1996
                                                            -----------              -----------
Retained earnings at beginning
   of period                                                $16,145,012              $15,251,361


Net income for the three months ended                           731,983                  350,629


Cash dividends declared in the period -
   $.80 per share in 1997 and $.90 per
   share in 1996.                                              (468,594)                (527,174)
                                                            -----------              -----------


Retained earnings at end of period                          $16,408,401              $15,074,816
                                                            ===========              ===========





See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1997 and 1996
                                  (unaudited)

                                                                      March 31,
                                                            ---------------------------------
                                                               1997                  1996
                                                            ----------            -----------
Cash flows from operating activities:
Net income                                                  $  731,983            $   350,629
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                               340,968                162,901
   Net (gain) loss on the sale of properties                    (1,500)                10,110
   Deferred income taxes                                        33,625                 (5,578)
   Changes in current assets and current liabilities:
     Accounts receivable, net                                 (654,776)               (92,885)
     Inventories                                               703,055               (217,115)
     Accounts payable                                         (164,401)              (245,114)
     Other accrued expenses                                     62,976                109,795
     Accrued wages and salaries                                245,663                 27,243
     Accrued profit sharing                                   (197,301)              (307,323)
     Taxes payable                                             303,875                (44,880)
     Other, net                                                (43,631)              (176,688)
                                                            ----------            -----------

     Net cash provided (used) by operating activities        1,360,536               (428,905)
                                                            ----------            -----------
Cash flows from investing activities:
   Capital expenditures                                       (132,861)               (10,308)
   Net proceeds from the sale of properties                     12,546                  3,790
   Proceeds from held-to-maturity securities                   937,220              1,983,212
   Purchases of held-to-maturity securities                   (880,361)            (1,364,699)
   Proceeds from available-for-sale securities                     ---              1,220,391
   Purchases of available-for-sale securities                      ---               (195,026)
                                                            ----------            -----------
     Net cash provided (used) by investing activities          (63,456)             1,637,360
                                                            ----------            -----------

Cash flows from financing activities
   Payments under term loan agreement                         (450,000)                   ---
   Cash dividends                                             (175,724)              (175,724)
                                                            ----------            -----------
     Net cash used by financing activities                    (625,724)              (175,724)
                                                            ----------            -----------

Net increase in cash and cash equivalents                      671,356              1,032,731
Cash and cash equivalents at beginning
   of period                                                 3,215,688              1,349,093
                                                            ----------            -----------

Cash and cash equivalents at end of period                  $3,887,044            $ 2,381,824
                                                            ==========            ===========
Cash paid during the period for:
   Income taxes                                             $   96,500            $   271,458


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996 and the results of operations and changes in cash flow for the indicated periods.

         The Company uses estimated gross profit rates to determine the cost of goods sold during interim periods. Actual results could differ from those estimates and will be adjusted, as necessary, following the Company's annual physical inventory in the fourth quarter.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. The results of operations for the three month period ending March 31, 1997 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $47 million and $85 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of approximately $250,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

                          CHICAGO RIVET & MACHINE CO.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)
                                 (Unaudited)


4. At March 31, 1997 significant deferred tax liabilities and assets were comprised of the following:

                 Depreciation                  $(1,173,137)
                                               -----------
                                                (1,173,137)

                 Environmental accruals            117,393
                 Inventory valuations              343,194
                 Accrued vacation                  229,046
                 Doubtful accounts                  77,360
                 Accrued pension                    73,991
                 Unearned rental revenue            14,974
                 Other, net                         36,554
                                               -----------
                                                   892,512
                                               -----------
                                               $  (280,625)
                                               ------------


5.       Other Accrued Expenses - accrued expenses consist of the following:

                                   March 31, 1997         December 31, 1996
                                   --------------         -----------------
         Environmental costs          $250,000               $250,015
         Property taxes                116,964                 95,037
         Payroll taxes                  76,877                 35,543
         All other items                54,154                 54,424
                                      --------               --------
                                      $497,995               $435,019
                                      ========               ========

6. The Company extends credit primarily on the basis of 30 day terms to various companies doing business primarily in the automotive and appliance industries. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

                          CHICAGO RIVET & MACHINE CO.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


         Net sales and lease revenues totaled $11,898,645 for the first quarter of 1997, compared with $5,323,632 recorded during the corresponding period of 1996. While the Company recorded higher sales revenues for most of its products, the most significant factor affecting comparisons with the prior period was the additional revenues from the Company's H & L Tool operation. As previously reported, the Company acquired the assets of H & L Tool Company, Inc. of Madison Heights, MI ("H & L Tool") in December 1996. All results reported for 1997 reflect the operations of H & L Tool.

         Net income for the first quarter of 1997 amounted to $731,983 or $1.25 per share. This compares favorably to the similar period in 1996, when net income amounted to $350,629 or $.60 per share. Increased sales volumes were the major factor contributing to the increase in earnings, although results were also influenced by a favorable change in product mix related to the Company's traditional product offerings during the first quarter. Gains related to increased volume were partially offset by higher interest expense associated with borrowing in connection with the H & L Tool acquisition. As previously reported, a portion of H & L Tool's first quarter 1997 operating profits were reduced by the recognition of a portion of the "step-up" value that was assigned to the purchased inventory of H & L Tool. This accounting treatment is required under the purchase accounting provisions of APB Opinion No. 16 and is intended to reflect that portion of the profit on the sale of purchased inventory that was earned by the seller prior to the sale of assets to the Company. The effect was to reduce net income by approximately $.20 per share during the first quarter of 1997 and the full amount of the "step-up" has now been realized.

         While the absolute level of selling, general and administrative expenses increased approximately $526,000 compared to the first quarter of 1996, this category of expense declined as a percentage of sales. Commission expense increased approximately $77,000 compared with the year earlier period. While a portion of this expense is related to the higher sales revenue recorded, the increase was not proportionate with the increase in sales volumes as a higher percentage of the sales revenues recorded were not subject to commission arrangements. The majority of the increase in sales and administrative expenses was due to sales and administrative expenses associated with H & L Tool.

         Working capital totaled approximately $12.2 million at the end of the first quarter of 1997, a slight increase from year end 1996 levels, and a decrease of approximately $.5 million compared to the end of the first quarter of 1996. Increases in the level of inventories, accounts receivable, accounts payable and the decrease in cash and short-term investments at the end of the first quarter in 1997 compared to balances at the end of the first quarter of
1996 are all primarily related to the acquisition of H & L Tool.    The decline
in inventory levels recorded during the first quarter of 1997, as compared to year end 1996, reflects both a reduction in the overall quantity of inventory on hand as well as the realization of approximately $190,000 of "step-up" value associated with inventory at H & L Tool, as discussed above. Overall inventory levels are
considered appropriate for the current level of business activity.   In
connection with the purchase of H & L Tool, the Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. Under the terms of the note, the Company will repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the LIBOR rate plus 80 basis points; or the lender's reference rate, less 75 basis points. The rate is adjusted quarterly and at the end of the first quarter was approximately 6.26%. The Company has not been in violation of any of the covenants or terms of the loan. In connection with the acquisition the Company also obtained a $1.0 million line of credit from the Bank of America. There is no charge for this facility and, as of March 31, 1997 it was unused. This facility will expire on May 30, 1997. Although the Company believes that its existing cash, cash equivalents, short-term investments and existing borrowings will be sufficient to provide adequate working capital through at least the next twelve months, consideration will be given to extension of the line of credit for an additional twelve months.

         We are pleased with the operating results for the recent quarter. Operations of the recently acquired H & L Tool facility are going smoothly and current indications suggest that orders from its customers continue to be strong, especially when compared to the orders received from the balance of our customer base. The level of incoming orders has generally been somewhat softer than normal for a number of months and, although current demand is approximately even with the year earlier period and should be adequate to sustain profitable operations, it is unlikely that second quarter results will match those of the first quarter, unless customer demand improves in the near future. We will continue our efforts to solicit additional business from both new and existing customers and are confident those efforts will ultimately be successful.

         See the Company's Interim Report to Shareholders for the quarter ended March 31, 1997 for additional information. This section is incorporated by reference. The Interim Report is filed as an exhibit to this report.

         When used in this discussion, the words "believe," "anticipate," "expect" and similar expressions are intended to identify "forward-looking statements," which are inherently subject to certain risks and uncertainties that may cause actual results or events to differ materially from those discussed herein. Factors which may cause such differences in results or events include, but are not limited to, the availability and cost of raw materials and other products purchased from the Company's suppliers, changes in the mix of products sold, the gain or loss of significant customers, the timing of significant orders, increased competitive pressures, changes in general economic conditions and the ability of the Company to successfully integrate H & L Tool Company into its operations. Readers are therefore cautioned not to place undue reliance on these forward-looking statements.

                         PART II  --  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Interim Report to Shareholders for the quarter ended March 31, 1997.

              27.1  Financial Data Schedule.

         (b)  Reports on Form 8-K

               1. The Company filed a Current Report on Form 8-K on January 24,
                  1997, to report pursuant to Item 5, Other Events, that the Company had amended and restated the Company By-Laws.

               2. The Company filed an Amended Form 8-K on February 16, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CHICAGO RIVET & MACHINE CO.
                                             ------------------------------
                                                      (Registrant)
Date:  May 14, 1997

                                             /s/     John A. Morrissey
                                             ----------------------------------
                                                     John A. Morrissey
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


Date:  May 14, 1997

                                             /s/     John C. Osterman
                                             ----------------------------------
                                                     John C. Osterman
                                             President, Chief Operating
                                             Officer and Treasurer (Principal
                                             Financial Officer)


Date:  May 14, 1997

                                             /s/      Stephen D. Voss
                                             ----------------------------------
                                                      Stephen D. Voss
                                             Assistant Treasurer and Controller

                          CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS


                               INDEX TO EXHIBITS


Exhibit
Number                                                                       Page
------                                                                       ----
  19.1                    Interim Report to Shareholders for the
                          quarter ended March 31, 1997.                      13 - 15

  27.1                    Financial Data Schedule                                16