Form 10-Q
period 1997-06-30
CHICAGO RIVET & MACHINE CO
filed 1997-08-13
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1997             Commission File Number    0-1227
                      -------------


                          CHICAGO RIVET & MACHINE CO.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          ILLINOIS                                        36-0904920
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     P. O. Box 3061
     90l Frontenac Road
     Naperville, Illinois                                       60566
--------------------------------                       ------------------------
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code     (630)  357-8500
                                                    ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes       X                           No
     -----------                          ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                      Outstanding at June 30, 1997
 --------------                                 ----------------------------

COMMON STOCK, $2.00 PAR VALUE                                585,448 SHARES
                                                          ------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended June 30, 1997 are incorporated by reference in Part I of this Report.

                          CHICAGO RIVET & MACHINE CO.
                          ---------------------------

                                     INDEX
                                     -----


PART I.             FINANCIAL INFORMATION                            Page No.
                                                                     --------


     Consolidated Balance Sheets at June 30, 1997                        2-3
      and December 31, 1996.

     Consolidated Statements of Operations for the Three and Six
      Months Ended June 30, 1997 and 1996  .                               4

     Consolidated Statements of Retained Earnings for the
      Six Months Ended June 30, 1997 and 1996.                             5

     Consolidated Statements of Cash Flows for the Six
      Months Ended June 30, 1997 and 1996.                                 6

     Notes to the Consolidated Financial Statements                      7-8

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                               9-10



PART II.            OTHER INFORMATION                                 11-17

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996

                                     Assets


                                           June 30,            December 31,
                                             1997                 1996
                                          ------------        -------------
                                           (unaudited)
Current Assets:
 Cash and cash equivalents                $  4,569,909        $  3,215,688
 Certificates of deposit                     1,975,403             705,407
 U. S. Government securities                       ---             396,815
 Accounts receivable - net of allowances     5,411,833           5,028,885
 Inventories:
  Raw materials                              1,367,461           1,715,685
  Work in process                            1,795,214           2,318,535
  Finished goods                             2,623,390           2,864,383
                                          ------------        ------------
 Total inventories                           5,786,065           6,898,603
                                          ------------        ------------

 Deferred income taxes (Note 4)                809,848             813,000

 Other current assets                          322,928             271,973
                                          ------------        ------------

Total Current Assets                        18,875,986          17,330,371
                                          ------------        ------------


Goodwill, net of amortization                      ---               8,348
                                          ------------        ------------

Property, Plant and Equipment
 At Cost:
  Land and improvements                        982,635             982,635
  Buildings and improvements                 5,464,355           5,464,355
  Production equipment, leased
    machines and other                      21,512,530          21,221,316
                                          ------------        ------------
                                            27,959,520          27,668,306
Less - Accumulated Depreciation             14,300,200          13,680,473
                                          ------------        ------------
Net Property, Plant and Equipment           13,659,320          13,987,833
                                          ------------        ------------

Total Assets                              $ 32,535,306        $ 31,326,552
                                          ============        ============






See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996
                      Liabilities and Shareholders' Equity


                                                June 30,       December 31,
                                                 1997             1996
                                             ------------      ------------
                                              (unaudited)
Current Liabilities:
 Accounts payable                            $  1,549,830      $  1,257,704
 Contributions due profit - sharing
  and pension plans                               524,977           522,278
 Wages and salaries                             1,017,883           754,791
 Other accrued expenses (Note 5)                  675,021           435,019
 Unearned lease revenue                            63,508            53,411
  Current portion of note payable               1,800,000         1,800,000
  Accrued interest expense                         45,382            47,250
 Federal and state income taxes                   467,164           419,339
                                             ------------      ------------
Total Current Liabilities                       6,143,765         5,289,792

Note payable                                    6,300,000         7,200,000
Deferred income taxes (Note 4)                  1,170,359         1,060,000
                                             ------------      ------------

Total Liabilities                              13,614,124        13,549,792
                                             ------------      ------------


Shareholders' Equity:
 Preferred stock, no par value:
  authorized 500,000 shares -
  none outstanding                                   ----              ----

 Common stock, $2.00 par value:  authorized
 2,000,000 shares - issued and outstanding
 585,448 and 585,748, respectively              1,170,896         1,171,496

 Additional paid - in capital                     460,016           460,252

 Retained earnings                             17,290,270        16,145,012
                                             ------------      ------------

Total Shareholders' Equity                     18,921,182        17,776,760
                                             ------------      ------------

Commitments and Contingencies (Note 3)               ----              ----
                                             ------------      ------------
Total Liabilities and Shareholders' Equity   $ 32,535,306      $ 31,326,552
                                             ============      ============


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                       Three Months Ended                     Six Months Ended
                                                   --------------------------              ------------------------
                                                            June 30,                              June 30,
                                                      1997            1996                   1997            1996
                                                   ----------      ----------              -----------     --------
Net sales                                          $ 11,471,977    $  6,055,187            $ 23,275,569    $ 11,273,509
Lease revenue                                            92,825         107,525                 187,878         212,835
                                                   ------------    ------------            ------------    ------------
                                                   $ 11,564,802    $  6,162,712            $ 23,463,447    $ 11,486,344

Cost of goods sold and costs
 related to lease revenue                             7,814,467       4,254,019              16,604,608       7,858,995
                                                   ------------    ------------            ------------    ------------

Gross profit                                          3,750,335       1,908,693               6,858,839       3,627,349

Shipping, selling and
  administrative expenses                             1,889,227       1,254,577               3,591,340       2,430,936
Profit sharing and pension
  expenses                                              200,000          47,500                 340,000         105,000
                                                   ------------    ------------            ------------    ------------
                                                      1,661,108         606,616               2,927,499       1,091,413

Other income and expenses:
Interest income from
  U.S. Government securities
  and certificates of deposit                            46,829          89,049                  81,598         187,323
Interest expense                                       (139,236)            ---                (274,374)            ---
Gain from sale of leased
  machines and other equipment                          140,959          10,360                 142,459             250
Amortization expense                                     (2,099)         (6,249)                 (8,348)        (12,498)
Other income, net of other expense                        3,863           2,469                   8,573           7,368
                                                   ------------    ------------            ------------    ------------

Income before income taxes                            1,711,424         702,245               2,877,407       1,273,856
Provision for income taxes                              641,000         269,018               1,075,000         490,000
                                                   ------------    ------------            ------------    ------------

Net income                                         $  1,070,424    $    433,227            $  1,802,407    $    783,856
                                                   ============    ============            ============    ============

Average common shares outstanding                       585,722         585,748                 585,735         585,748
                                                   ============    ============            ============    ============
Per share data:
  Net income per share                             $       1.83    $        .74            $       3.08    $       1.34
                                                   ============    ============            ============    ============
  Cash dividends declared per share                $        .30    $        .30            $       1.10    $       1.20
                                                   ============    ============            ============    ============


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 1997 and 1996
                                  (unaudited)


                                                        June 30,
                                              ------------------------------
                                                  1997              1996
                                              ------------     -------------
Retained earnings at beginning
 of period                                    $ 16,145,012     $ 15,251,361


Net income for the six  months ended             1,802,407          783,856

Treasury stock retired at cost                     (12,827)             ---

Cash dividends declared in the period -
 $1.10 per share in 1997 and $1.20 per
 share in 1996.                                   (644,322)        (702,898)
                                              ------------     ------------


Retained earnings at end of period            $ 17,290,270     $ 15,332,319
                                              ============     ============





See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996
                                  (unaudited)

                                                                     June 30,
                                                     ------------------------------------
                                                           1997                  1996
                                                     -------------           ------------
Cash flows from operating activities:
Net income                                           $  1,802,407            $    783,856
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                            680,699                 327,026
 Net gain on the sale of properties                      (142,460)                   (250)
 Deferred income taxes                                    113,511                  (7,930)
 Changes in current assets and current liabilities:
   Accounts receivable, net                              (382,948)               (948,988)
   Inventories                                          1,112,538                 570,232
   Accounts payable                                       292,126                (316,498)
   Other accrued expenses                                 240,002                 218,104
   Accrued wages and salaries                             263,092                  39,740
   Accrued profit sharing                                   2,699                (267,460)
   Taxes payable                                           47,825                (300,210)
   Other, net                                             (42,722)               (176,956)
                                                     ------------            ------------
    Net cash provided (used) by operating activities    3,986,769                 (79,334)
                                                     ------------            ------------

Cash flows from investing activities:
 Capital expenditures                                    (499,898)                (88,244)
 Net proceeds from the sale of properties                 298,521                  16,414
 Proceeds from held-to-maturity securities              1,836,088                 491,549
 Purchases of held-to-maturity securities              (2,709,272)               (294,092)
 Proceeds from available-for-sale securities                  ---               5,895,745
 Purchases of available-for-sale securities                   ---              (1,594,381)
                                                     ------------            ------------
    Net cash provided (used) by investing activities   (1,074,561)              4,426,991
                                                     ------------            ------------

Cash flows from financing activities
 Payments under term loan agreement                      (900,000)                    ---
 Cash dividends                                          (644,322)               (702,898)
 Purchase of Treasury Stock                               (13,665)                    ---
                                                     ------------            ------------
    Net cash used by financing activities              (1,557,987)               (702,898)
                                                     ------------            ------------

Net increase in cash and cash equivalents               1,354,221               3,644,759
Cash and cash equivalents at beginning of period        3,215,688               1,349,093
                                                     ------------            ------------

Cash and cash equivalents at end of period           $  4,569,909            $  4,993,852
                                                     ============            ============
Cash paid during the period for:
 Income taxes                                        $    913,664            $    798,158
 Interest                                            $    274,374            $        ---


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of operations and changes in cash flow for the indicated periods.

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

2. The results of operations for the three month period ending June 30, 1997 are not necessarily indicative of the results to be expected for the year.

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

                          CHICAGO RIVET & MACHINE CO.

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)
                                  (Unaudited)




4. At June 30, 1997 significant deferred tax liabilities and assets were comprised of the following:

          Depreciation                                  $(1,199,433)
                                                        -----------
                                                         (1,199,433)

          Environmental accruals                             99,778
          Inventory valuations                              343,194
          Accrued vacation                                  167,424
          Doubtful accounts                                  75,622
          Accrued pension                                    73,991
          Unearned rental revenue                            25,403
          Other, net                                         53,510
                                                        -----------
                                                            838,922
                                                        -----------
                                                        $  (360,511)
                                                        -----------


5.   Other Accrued Expenses - accrued expenses consist of the following:

                                June 30, 1997       December 31, 1996
                                -------------       -----------------

     Environmental costs        $     249,444       $         250,015
     Property taxes                   218,233                  95,037
     Payroll taxes                     84,911                  35,543
     All other items                  122,433                  54,424
                                -------------       -----------------
                                $     675,021       $         435,019
                                =============       =================


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

                         CHICAGO RIVET & MACHINE CO.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Net sales and lease revenues totaled $11,564,802 during the second quarter of 1997, which compares favorably with net sales and lease revenues of $6,162,712 recorded during the second quarter of 1996. On a year to date basis, 1997 revenues total $23,463,447 for the first six months, compared with $11,486,344 recorded in the first half of 1996. As previously reported, the Company acquired the assets of H & L Tool Company, Inc. of Madison Heights, MI ("H & L Tool") in December 1996. All results reported for 1997 reflect the operation of H & L Tool. The additional revenues generated by H & L Tool continue to account for the vast majority of the change in revenue from the corresponding year earlier period.

     Net income for the second quarter of 1997 increased to $1,070,424 or $1.83 per share on 585,722 average shares outstanding during the second quarter of 1997. This compares favorably with the year earlier period when earnings amounted to $433,227 or $.74 per share on 585,748 average shares outstanding. For the first half of 1997, net income increased to $1,802,407 or $3.08 per share on 585,735 average shares outstanding, compared with the first half of 1996 when net income amounted to $783,856 or $1.34 per share on 585,748 average shares outstanding. Once again, the additional revenues associated with H & L Tool were the largest single factor contributing to the increase in second quarter income. Other positive factors affecting second quarter earnings include a gain of approximately $.20 per share related to adjustments to certain cost of sales estimates and a gain of approximately $.15 per share from
the sale of certain idle  assets.   Results for the second quarter were
substantially better than anticipated, in part due to a few relatively large orders that are not of a repetitive nature.

     Selling, general and administrative expenses increased by approximately $634,000 over the amount reported for the second quarter of 1996, and by approximately $1,160,000 for the first six months of 1997 compared to the first six months of 1996. This category of expense has increased, in absolute terms, primarily due to additional expenses associated with H & L Tool. When measured as a percentage of sales, however, this category of expense has declined. Working capital at the end of the second quarter amounted to approximately $12.7
million, an increase of approximately $700,000 from year end 1996.   The decline
in inventory levels at the end of the second quarter of 1997 relative to year end 1996 reflects both a reduction in the overall quantity of inventory on hand as well as the realization of approximately $190,000 of "step-up" value associated with the acquisition of inventory at H & L Tool, as discussed in previous reports. Inventory levels are considered appropriate for the current level of business activity. Late in 1996, in connection with the purchase of H & L Tool, the Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. Under the terms of the note evidencing such debt, the Company will repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the LIBOR rate plus 80 basis points; or the lender's reference rate, less 75 basis points. The rate is adjusted quarterly and at the end of the second quarter of 1997 was approximately 6.7% and the outstanding principal balance was $8.1 million. The $1.0 million line of credit originally obtained in connection with the acquisition was extended through May 1998 and at June 30, 1997 it remained unused. The Company believes that its existing cash, cash equivalents, short-term investments and existing borrowings will be sufficient to provide adequate working capital through at least the next twelve months.

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement is not expected to have a significant impact on the Company's computation and presentation of earnings per share.

        The FASB issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholder's equity, such as preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement is effective for fiscal years beginning after December 15, 1997 and is not expected to have a significant impact on the Company's financial statement presentation.

     The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement establishes new standards for reporting information about operating segments in interim and annual financial statements, and is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact this statement will have on the consolidated financial statements.

     Continuing efforts to solicit new fastener business from both new and existing customers were moderately successful during the second quarter, but a general decline in demand for automatic rivet setting machinery continues to dampen our optimism for the balance of the current year. Recent automobile production has been below year earlier levels, and we see no evidence of an increase in activity in the near term. Indeed, our third quarter historically is relatively weak as many of our major customers operate on reduced schedules related to vacation shutdowns. Aggressive marketing efforts and a sharp focus on controlling manufacturing costs will be necessary in order to participate in the somewhat more limited opportunities that will exist in the coming months. While we do not expect the second half of 1997 will be quite as successful as the first half, we are confident that the Company is well prepared to take advantage of any opportunities that lie ahead.

     See the Company's Interim Report to Shareholders for the quarter ended June 30, 1997 for additional information. This section is incorporated by reference. The interim report is filed as an exhibit to this report.

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, fluctuations in general economic conditions, consumer demand, the gain or loss of a key customer, the price and availability of the Company's primary raw materials and the ability of the Company to successfully integrate H & L Tool into its operations. Therefore, readers are cautioned not to place undue reliance upon such forward-looking statements.

                         PART II  --  OTHER INFORMATION



Item 4. Submission of matters to a vote of security holders

     The Company's Annual Meeting of Stockholders was held on May 13, 1997. At the meeting, 89.3% of the outstanding shares of the Company's voting stock was represented in person or by proxy. The only proposal voted upon was the election of six directors for a term ending at the Annual Meeting in 1998. The six persons nominated by the Company's Board of Directors received the following votes and were elected:


           NAME                       FOR                WITHHELD
           ----                       ---                --------

     John A. Morrissey              514,904               7,971
     Walter W. Morrissey            514,884               7,991
     Robert K. Brown                514,658               8,217
     John C. Osterman               514,904               7,971
     John R. Madden                 513,484               9,391
     Stephen L. Levy                513,328               9,547


     As to this proposal, there were no broker non-votes.



Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             19.1 Interim Report to Shareholders for the quarter ended June 30,
                  1997.

             27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1997.

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


Date:  August 13, 1997


                                            /s/     John A. Morrissey
                                            ----------------------------------
                                                    John A. Morrissey
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


Date:  August 13, 1997


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


Date:  August 13, 1997


                                            /s/     Stephen D. Voss
                                            ----------------------------------
                                                    Stephen D. Voss
                                            Assistant Treasurer and Controller

                          CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS


                               INDEX TO EXHIBITS



Exhibit
Number                                                         Page
-------                                                        ----

 19.1           Interim Report to Shareholders for the
                quarter ended June 30, 1997.                  14 - 16

 27.1           Financial Data Schedule                          17