Form 10-Q
period 1997-09-30
CHICAGO RIVET & MACHINE CO
filed 1997-11-10
CIK 19871

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1997       Commission File Number 0-1227


                       CHICAGO RIVET & MACHINE CO.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                ILLINOIS                                36-0904920
      -------------------------------              -------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

            P. O. Box 3061
          90l Frontenac Road
         Naperville, Illinois                               60566
  ---------------------------------------                 ----------
  (Address of principal executive office)                 (Zip Code)


  Registrant's telephone number, including area code    (630) 357-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X           No
        ------           --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                       Outstanding at September 30, 1997
    -----------------------------        ---------------------------------

    COMMON STOCK, $1.00 PAR VALUE                 1,170,896 SHARES



                   DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended September 30, 1997 are incorporated by reference in Part I of this Report.


                          CHICAGO RIVET & MACHINE CO.

                                     INDEX

PART I.          FINANCIAL INFORMATION                             Page No.

      Consolidated Balance Sheets at September 30, 1997               2-3
        and December 31, 1996.

      Consolidated Statements of Operations for the Three
        and Nine Months Ended September 30, 1997 and 1996.              4

      Consolidated Statements of Retained Earnings for the
        Nine Months Ended September 30, 1997 and 1996.                  5

      Consolidated Statements of Cash Flows for the Nine
        Months Ended September 30, 1997 and 1996.                       6

      Notes to the Consolidated Financial Statements                  7-8

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          9-10

PART II.         OTHER INFORMATION                                  11-15




                       CHICAGO RIVET & MACHINE CO.
                       Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996

                                  Assets


                                              September 30,    December 31,
                                                  1997             1996
                                              -------------    ------------
                                               (unaudited)

Current Assets:
   Cash and cash equivalents                    $ 4,409,402     $ 3,215,688
   Certificates of deposit                        1,296,625         705,407
   U. S. Government securities                         --           396,815
   Accounts receivable - net of allowances        5,563,509       5,028,885
   Inventories:
     Raw materials                                1,470,244       1,715,685
     Work in process                              1,944,078       2,318,535
     Finished goods                               2,730,242       2,864,383
                                                -----------     -----------
   Total inventories                              6,144,564       6,898,603
                                                -----------     -----------

   Deferred income taxes (Note 4)                   781,175         813,000

   Other current assets                             544,514         271,973
                                                -----------     -----------

Total Current Assets                             18,739,789      17,330,371
                                                -----------     -----------

Goodwill, net of amortization                          --             8,348
                                                -----------     -----------

Property, Plant and Equipment
   At Cost:
     Land and improvements                        1,008,901         982,635
     Buildings and improvements                   5,464,355       5,464,355
     Machines and other                          21,452,402      21,221,316
                                                -----------     -----------
                                                 27,925,658      27,668,306

Less - Accumulated Depreciation                  14,636,703      13,680,473
                                                -----------     -----------

Net Property, Plant and Equipment                13,288,955      13,987,833
                                                -----------     -----------

Total Assets                                    $32,028,744     $31,326,552
                                                ===========     ===========

See Notes to the Consolidated Financial Statements





                       CHICAGO RIVET & MACHINE CO.
                       Consolidated Balance Sheets
                 September 30, 1997 and December 31, 1996
                   Liabilities and Shareholders' Equity


                                             September 30,     December 31,
                                                 1997              1996
                                             -------------     ------------
                                              (unaudited)

Current Liabilities:
   Accounts payable                           $ 1,220,758      $ 1,257,704
   Contributions due profit sharing
     and pension plans                            569,663          522,278
   Wages and salaries                           1,165,276          754,791
   Other accrued expenses (Note 5)                704,946          435,019
   Unearned lease revenue                          47,799           53,411
   Current portion of note payable              1,800,000        1,800,000
   Accrued interest expense                       110,755           47,250
   Federal and state income taxes                 380,637          419,339
                                              -----------      -----------
Total Current Liabilities                       5,999,834        5,289,792

Note Payable                                    5,400,000        7,200,000
Deferred Income Taxes (Note 4)                  1,213,995        1,060,000
                                              -----------      -----------

Total Liabilities                              12,613,829       13,549,792
                                              -----------      -----------

Shareholders' Equity:
   Preferred stock, no par value:
     authorized 500,000 shares -
     none outstanding                                --               --

   Common stock, $1.00 par value:
     authorized 4,000,000 shares -
     issued and outstanding 1,170,896
     and 1,171,496, respectively                1,170,896        1,171,496

   Additional paid - in capital                   460,016          460,252
   Retained earnings                           17,784,003       16,145,012
                                              -----------      -----------

Total Shareholders' Equity                     19,414,915       17,776,760
                                              -----------      -----------

Commitments and Contingencies (Note 3)               --               --
                                              -----------      -----------

Total Liabilities and Shareholders'
  Equity                                      $32,028,744      $31,326,552
                                              ===========      ===========

See Notes to the Consolidated Financial Statements





                                CHICAGO RIVET & MACHINE CO.
                         Consolidated Statements of Operations
             For the Three and Nine Months Ended September 30, 1997 and 1996
                                        (unaudited)

                                       Three Months Ended                 Nine Months Ended
                                  -----------------------------     -----------------------------
                                           September 30,                     September 30
                                      1997             1996             1997              1996
                                  ------------     ------------     ------------     ------------

Net sales                         $ 10,034,719     $  4,700,714     $ 33,310,288     $ 15,974,223
Lease revenue                           87,633          106,314          275,511          319,149
                                  ------------     ------------     ------------     ------------
                                  $ 10,122,352     $  4,807,028     $ 33,585,799     $ 16,293,372
Cost of goods sold and costs
 related to lease revenue            6,925,530        3,212,631       23,530,138       11,071,626
                                  ------------     ------------     ------------     ------------

Gross profit                         3,196,822        1,594,397       10,055,661        5,221,746

Shipping, selling and
 administrative expenses             1,729,429        1,092,249        5,320,769        3,523,185
Profit sharing and pension
 expenses                              110,000           45,000          450,000          150,000
                                  ------------     ------------     ------------     ------------
                                     1,357,393          457,148        4,284,892        1,548,561

Other income and expenses:
Interest income from
  U.S. Government securities
  and certificates of deposit           61,637           95,614          143,235          282,937
Interest Expense                      (136,146)            --           (410,520)            --
Gain (loss) from sale/disposal
  of leased machines and other
  equipment                           (207,373)          62,339          (64,914)          62,589
Amortization expense                      --             (6,249)          (8,348)         (18,747)
Other income, net of other
  expense                               15,984            2,921           24,557           10,289
                                  ------------     ------------     ------------     ------------

Income before income taxes           1,091,495          611,773        3,968,902        1,885,629
Provision for income taxes             387,000          230,000        1,462,000          720,000
                                  ------------     ------------     ------------     ------------

Net income                        $    704,495     $    381,773     $  2,506,902     $  1,165,629
                                  ============     ============     ============     ============

Average common shares
  outstanding                        1,170,896        1,171,496        1,171,276        1,171,496
                                  ============     ============     ============     ============
Per share data:
   Net income per share           $        .60     $        .33     $       2.14     $        .99
                                  ============     ============     ============     ============
   Cash dividends declared
      per share                   $        .18     $        .15     $        .73     $        .75
                                  ============     ============     ============     ============

See Notes to the Consolidated Financial Statements





                       CHICAGO RIVET & MACHINE CO.
               Consolidated Statements of Retained Earnings
          For the Nine Months Ended September 30, 1997 and 1996
                               (unaudited)


                                                     September  30,
                                            ------------------------------
                                                 1997             1996
                                            ------------      ------------

Retained earnings at beginning
  of period                                 $ 16,145,012      $ 15,251,361

Net income for the nine months ended           2,506,902         1,165,629

Treasury stock retired at cost                   (12,828)             --

Cash dividends declared in the period -
   $.73 per share in 1997 and $.75 per
   share in 1996                                (855,083)         (878,622)

Retained earnings at end of period          $ 17,784,003      $ 15,538,368
                                            ============      ============

See Notes to the Consolidated Financial Statements





                       CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 1997 and 1996
                               (unaudited)

                                                      September 30,
                                              -----------------------------
                                                  1997               1996
                                              -----------       ------------
Cash flows from operating activities:
Net income                                    $ 2,506,902       $ 1,165,629
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation and amortization                 1,019,602           491,607
  Net gain on the sale of properties               64,915           (62,589)
  Deferred income taxes                           185,820            72,536
  Changes in current assets and
    current liabilities:
    Accounts receivable, net                     (534,624)         (301,831)
    Inventories                                   754,039           604,706
     Accounts payable                             (36,946)          (85,701)
     Other accrued expenses                       269,927           187,294
     Accrued wages and salaries                   410,485            (7,171)
     Accrued profit sharing                        47,385          (176,839)
     Taxes payable                                (38,702)         (448,811)
     Other, net                                  (214,646)         (366,757)
                                              -----------       -----------
     Net cash provided by operating
       activities                               4,434,157         1,072,073
                                              -----------       -----------

Cash flows from investing activities:
  Capital expenditures                           (687,796)         (314,417)
  Net proceeds from the sale of
    properties                                    310,507           113,208
  Proceeds from the maturity of
    held-to-maturity securities                 3,277,581           979,253
  Purchases of held-to-maturity
    securities                                 (3,471,987)         (687,120)
  Proceeds from the maturity of
    available for sale securities                    --           7,917,080
  Purchases of available for sale
    securities                                       --          (2,599,787)
                                              -----------       -----------
  Net cash provided (used) by
    investing activities                         (571,695)        5,408,217
                                              -----------       -----------
Cash flows from financing activities:
  Payments under term loan agreement           (1,800,000)             --
  Purchase of Treasury Stock                      (13,665)             --
  Cash dividends                                 (855,083)         (878,622)
                                              -----------       -----------
  Net cash used by financing
    activities                                 (2,668,748)         (878,622)
                                              -----------       -----------

Net increase in cash and cash
  equivalents                                   1,193,714         5,601,668
Cash and cash equivalents at
  beginning of period                           3,215,688         1,349,093
                                              -----------       -----------
Cash and cash equivalents at end
  of period                                   $ 4,409,402       $ 6,950,761
                                              ===========       ===========
Cash paid during the period for:
  Income taxes                                $ 1,314,881       $ 1,096,293
  Interest                                    $   347,015       $     ---


See Notes to the Consolidated Financial Statements





                       CHICAGO RIVET & MACHINE CO.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

      1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of operations and changes in cash flow for the indicated periods.

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

      2. The results of operations for the nine month period ending September 30, 1997 are not necessarily indicative of the results to be expected for the year.

      3. The Company is involved in litigation, from time to time, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites.

      The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $47 million and $85 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. In this regard, the Company has recorded a liability of approximately $241,000, which is representative of management's current estimates of anticipated costs associated with these proceedings. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

      4. At September 30, 1997 significant deferred tax liabilities and assets were comprised of the following:

           Depreciation                          $(1,242,401)
                                                 -----------
                                                  (1,242,401)
           Environmental accruals                    109,906
           Inventory valuations                      343,194
           Accrued vacation                          180,678
           Doubtful accounts                          69,406
           Accrued Pension                            47,877
           Unearned rental revenue                    19,120
           Other, net                                 39,400
                                                 -----------
                                                     809,581
                                                 -----------
                                                 $  (432,820)
                                                 -----------

      5. Other Accrued Expenses - accrued expenses consist of the following:

                                   September 30, 1997     December 31, 1996
                                   ------------------     -----------------
           Environmental costs          $ 240,764             $ 250,015
           Payroll taxes                  197,620                95,037
           Property taxes                  81,378                35,543
           All other items                185,184                54,424
                                        ---------             ---------
                                        $ 704,946             $ 435,019
                                        =========             =========

      6. The Company frequently extends credit, generally on the basis of 30-day terms, to various companies in the automotive and appliance industries. The Company's credit risk is primarily concentrated within the automotive industry and in the Midwestern United States.

      7. All per share data has been restated to give effect to a two-for-one stock split that occurred on September 19, 1997.




                       CHICAGO RIVET & MACHINE CO.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

      Net sales and lease revenues totaled $10,122,352 during the third quarter of 1997, which compares favorably with net sales and lease revenues of $4,807,028 recorded during the third quarter of 1996. On a year to date basis, revenues totaled $33,585,799 for the first nine months of 1997, compared with $16,293,372 recorded for the first nine months of 1996. As previously reported, the Company acquired the assets of H & L Tool Company, Inc. of Madison Heights, MI ("H & L Tool") in December 1996. All results reported for 1997 reflect the operations of H & L Tool. The additional revenues generated by H & L Tool continue to account for the vast majority of the change in revenue from the corresponding year earlier period.

      Net income for the third quarter of 1997 increased to $704,495 or $.60 per share. This compares favorably with the year earlier period when earnings amounted to $381,773 or $.33 per share. For the first nine months of 1997, net income increased to $2,506,902 or $2.14 per share, compared with the first nine months of 1996 when net income amounted to $1,165,629 or $.99 per share. Once again, the additional revenues associated with H & L Tool were the largest single factor contributing to the increase in third quarter income. Third quarter 1997 results include a gain of approximately $.10 per share related to the adjustment of certain cost of sales estimates. This gain was offset by a non-recurring charge in connection with the write-down in value of certain computer software that was originally purchased during the second and third quarters of 1996. Since that time, the software vendor's financial condition has weakened substantially and the vendor is no longer able to provide the technical support required to complete the installation of this software. As a result, the Company has taken a charge of approximately $.11 per share against third quarter income. The delay associated with procuring and installing new software is not expected to have a material adverse effect upon the Company.

      Selling, general and administrative expenses incurred during the third quarter of 1997 increased by approximately $637,000 over the amount reported for the third quarter of 1996, and the amount of such expenses incurred for the first nine months of 1997 exceeded the amount incurred in the year-earlier period by approximately $1,798,000. As has been the case since the acquisition of H & L Tool, this category of expense has increased, in absolute terms, primarily due to additional expenses associated with H & L Tool. When measured as a percentage of sales, however, this category of expense has declined.

      Working capital at the end of the third quarter amounted to approximately $12.7 million, an increase of approximately $700,000 from year end 1996. The decline in inventory levels at the end of the third quarter of 1997 relative to year end 1996 reflects both a reduction in the overall quantity of inventory on hand as well as the realization of approximately $190,000 of "step-up" value associated with the acquisition of inventory at H & L Tool, as discussed in previous reports. Inventory levels are considered appropriate for the current level of business activity. Late in 1996, in connection with the purchase of H & L Tool, the Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. Under the terms of the note evidencing such debt, the Company will repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the LIBOR rate plus 80 basis points; or the lender's reference rate, less 75 basis points. The rate is adjusted quarterly and at the end of the third quarter of 1997 was approximately 6.7%. During the third quarter of 1997, the Company made an extra payment of $450,000 against the principal balance of the loan. At the end of the quarter, the outstanding principal balance was $7.2 million. The $1.0 million line of credit originally obtained in connection with the acquisition was extended through May 1998 and at September 30, 1997 it remained unused. The Company believes that its existing cash, cash equivalents, short-term investments and borrowings will be sufficient to provide adequate working capital through at least the next twelve months.

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

      The FASB issued SFAS No. 130, "Reporting Comprehensive Income" in June 1997. In addition to net income, comprehensive income includes items recorded directly to stockholders' equity, such as preferred stock accretion, preferred stock dividends and the income tax benefit related to the exercise of certain stock options. This statement is effective for fiscal years beginning after December 15, 1997 and is not expected to have a significant impact on the Company's financial statement presentation.

      The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in June 1997. This statement establishes new standards for reporting information about operating segments in interim and annual financial statements, and is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact, if any, this statement will have on the consolidated financial statements.

      See the Company's Interim Report to Shareholders for the quarter ended September 30, 1997 for additional information. This section is incorporated by reference. The interim report is filed as an exhibit to this report.

      This discussion contains certain "forward looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, fluctuations in general economic conditions, consumer demand, the gain or loss of a key customer, the price and availability of the Company's primary raw materials and the ability of the Company to successfully integrate H & L Tool into its operations. Therefore, readers are cautioned not to place undue reliance upon such forward-looking statements.


                       PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             19.1 Interim Report to Shareholders for the quarter ended September 30, 1997.

             27.1  Financial Data Schedule.

        (b)  Reports on Form 8-K

             A Form 8-K was filed on August 22, 1997.




                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CHICAGO RIVET & MACHINE CO.
                                     (Registrant)

Date:  November 10, 1997

                                      /s/ John A. Morrissey
                                      ------------------------------------
                                      Chairman of the Board of Directors
                                      and Chief Executive Officer

Date:  November 10, 1997

                                       /s/ John C. Osterman
                                       -----------------------------------
                                       President, Chief Operating
                                       Officer and Treasurer (Principal
                                       Financial Officer)

Date:  November 10, 1997

                                        /s/ Stephen D. Voss
                                        ----------------------------------
                                        Assistant Treasurer and Controller






                       CHICAGO RIVET & MACHINE CO.

                                 EXHIBITS

                            INDEX TO EXHIBITS

Exhibit
Number                                                       Page
--------                                                     ----
 19.1        Interim Report to Shareholders for the
             quarter ended September 30, 1997                14-16

 27.1        Financial Data Schedule                            17