Form 10-K405
period 1997-12-31
CHICAGO RIVET & MACHINE CO
filed 1998-03-30
CIK 19871

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

                  For the fiscal year ended December 31, 1997

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

          Securities registered pursuant to Section 12(b) of the Act:

                                NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS         ON WHICH REGISTERED
     -------------------        ---------------------
Common Stock--$1.00 Par Value  American Stock Exchange
                                 (Trading privileges
                                        only,
                                   not registered)

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

                       $30,310,298 AS OF FEBRUARY 2, 1998

 COMMON SHARES OUTSTANDING AS OF FEBRUARY 2, 1998 WERE 1,169,096 ($1 PAR VALUE)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997 (THE "1997 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.

================================================================================

                                                                  PAGE 1 OF ____
                                                   EXHIBIT INDEX IS ON PAGE ____

                         CHICAGO RIVET & MACHINE CO.
                       PERIOD ENDING DECEMBER 31, 1997


Item                                                                     Page
 No.                                                                      No.
----                                                                     ----
                                   Part I

1.   Business                                                              3
2.   Properties                                                            4
3.   Legal Proceedings                                                     4
4.   Submission of Matters to a Vote of Security Holders                   5

                                   Part II

5.   Market for Registrant's Common Equity and Related
      Stockholder Matters                                                  6
6.   Selected Financial Data                                               6
7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                            6
8.   Financial Statements and Supplementary Data                          12
9.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                            12

                                  Part III

10.  Directors and Executive Officers of the Registrant                   12
11.  Executive Compensation                                               12
12.  Security Ownership of Certain Beneficial Owners and
      Management                                                          13
13.  Certain Relationships and Related Transactions                       13

                                   Part IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K     13

                                   PART I

ITEM 1 - BUSINESS

     Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December, 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in the fastener industry in the United States, producing and selling rivets, cold-headed parts, screw machine products, automatic rivet setting machines, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see Note 1 which appears on page 10 of the Company's 1997 Annual Report to Shareholders, incorporated herein by reference. The 1997 Annual Report is filed as an exhibit to this report.

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

     The Company serves a wide variety of customers. Sales revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and appliances. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short delivery cycles. The level of business activity for the Company is closely related to the overall level of industrial activity of the United States. During 1997, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to Bundy Corporation accounted for approximately 15% of the Company's consolidated revenues, and sales to Fisher Dynamics Corporation accounted for approximately 11% of the Company's consolidated revenues. No single customer accounted for more than 10% of the Company's consolidated revenues in 1996 or 1995.

     On December 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of H & L Tool Company, Inc. (H & L Tool) of Madison Heights, Michigan. H & L Tool manufactures specialty cold-formed parts, including fasteners, and screw machine products for sale to customers primarily in the automotive industry. The assets purchased included all of H &L Tool's production equipment, its facilities in Madison Heights, inventories, accounts receivable and other operating assets. The purchase price was approximately $19.1 million including $0.3 million of acquisition costs, and was financed through a $4.8 million credit in consideration of the seller's retention of all cash and marketable securities, an unsecured loan of $9.0 million and approximately $5.3 million of available cash. The Registrant intends to continue operations at the Madison Heights location. For further information regarding this acquisition, see Note 2 which appears on page 10 of the Company's Annual Report to Shareholders, incorporated herein by reference.

     The Company's business has historically been somewhat stronger during the first half of the year.

     In conformity with industry practice, the Company generally does not provide credit terms in excess of thirty days.

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

     At December 31, 1997, the Company employed 380 people.

     The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company's total sales.


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

Tyrone, Pennsylvania             Concrete block with small tapered
                                 Beam type warehouse.

Jefferson, Iowa                  Steel tapered beam construction.

Albia, Iowa                      Concrete block with prestressed
                                 Concrete roof construction.

Madison Heights, Michigan        Concrete, brick and partial metal
                                 Construction with metal roof.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $33 million and $49 million. Despite the joint and several nature of liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. At a number of waste disposal sites, the issues affecting the Company, have been favorably resolved, or are nearing resolution, and accordingly, the Company has reduced the amount of reserves recorded in connection with these sites. Nevertheless, it is likely that the Company will incur additional costs associated with the remaining proceedings and, accordingly, the Company has recorded a total liability of $85,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

                    Executive Officers of the Registrant

     The names, ages and positions of all executive officers of the Company, as of March 27, 1998, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                                 Number of years
Name and Age of Officer                     Position               an Officer
-----------------------                     --------             ---------------
John A. Morrissey             62            Chairman, Chief             18
                                            Executive Officer

John C. Osterman              46            President, Chief            14
                                            Operating Officer
                                            And Treasurer

Donald P. Long                46            Vice-President Sales         3

Stephen D. Voss               36            Assistant Treasurer and      9
                                            Corporate Controller

Kimberly A. Kirhofer          39            Secretary                    7

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

- Mr. Voss has been Assistant Treasurer of the Company since May 1992 and has been Controller of the Company since November 1988.

- Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. She has been employed by the Company for more than five years, during which time she held various administrative positions.




                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND
 RELATED SECURITY HOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of December 5, 1997 there were 471 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 14 of the 1997 Annual Report is incorporated herein by reference. The 1997 Annual Report is filed as an exhibit to this report.

ITEM 6 - SELECTED FINANCIAL DATA

     The section entitled "Selected Financial Data" which appears on page 13 of the 1997 Annual Report is incorporated herein by reference. The 1997 Annual Report is filed as an exhibit to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this discussion, the words "believe," "anticipated," "expected" and similar expressions are intended to identify "forward-looking statements," which statements speak only as of the date thereof. Such statements are subject to certain risks and uncertainties which could cause actual circumstances to differ materially from those mentioned in this discussion including, but not limited to: (i) the ability of the Company to maintain its relationships with its significant customers, (ii) increases in the prices of, or limitations on the availability of, the Company's primary raw materials, (iii) a downturn in the automotive industry, upon which the Company relies for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade, and (iv) failure of the Company or its major customers or suppliers to successfully address Year 2000 issues.

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


RESULTS OF OPERATIONS
     The past year was extraordinarily successful for the Company. The largest factor contributing to increases in both revenues and profits was the inclusion, for the full year, of operations of H & L Tool Company, Inc.
("H & L Tool"), which was acquired late in 1996. In addition, the Company's ongoing efforts to increase market share, in combination with favorable economic conditions, resulted in an increase in sales of the Company's traditional products. Improvements in operating margins were realized as well, contributing to the increase in income for the year.

     The Company enjoyed improved results from both the fastener segment and the assembly segment of its operations as employees at all locations met the challenge of improving quality and service while successfully controlling costs. At this time, all of our fastener plants have attained certification to ISO-9002:1994. One of these facilities has attained QS-9000 certification and our other fastener facilities are expected to be certified to a QS-9000 standard early in 1998. Attaining, and maintaining, these certifications is essential to successfully competing in the automotive market today, and we are pleased that so much progress toward this goal has been achieved in a relatively short period of time.

     In September, your Board of Directors approved a two for one stock split of the Company's outstanding shares, and also approved a 20% increase in the regular quarterly dividend. The Company's financial condition remains strong and all indications are that the Company will continue to be successful.

1997 COMPARED TO 1996
Revenues increased in both the fastener and assembly equipment segments compared with 1996. Overall, net sales and lease revenues amounted to $44,543,404 in 1997 compared with $22,510,953 recorded in 1996. Revenues from H & L Tool are included for the full twelve months of 1997, compared with only one month in 1996, and this accounts for the largest share of the change, although revenues from the Company's historical product lines also increased compared with the prior year. The only notable exception was revenue from leasing automatic rivet setting machines. Revenues from this activity, which accounted for less than 1% of total revenues last year, have declined steadily over the past several years as our customers find leasing less attractive, and we expect revenues from this segment to continue to decline.

     In line with the increase in revenues, the Company's total gross profit increased substantially compared with the prior year. The addition of H & L Tool accounts for a significant portion of the absolute increase; however, it should be noted that H & L Tool's revenues are entirely related to the sale of fasteners, and similar products, and the profit margins for those products, when expressed as a percentage of sales, are below the margins historically reported by the Company. As a result, even though gross margins increased substantially, gross profit margins, when expressed as a percentage of sales, declined from historical levels. Margins for our fastener products have been constrained by the highly competitive nature of the market. Further, the automotive customer base, which accounts for the majority of our sales, continues to resolutely refuse to grant price relief, while simultaneously adding quality and service requirements that tend to increase operating costs for its suppliers. This has been the case for a number of years and is expected to continue in the years ahead. Accordingly, we have continued to invest in equipment and methods designed to allow us to remain competitive and to control our manufacturing costs. This strategy has been successful in the past, and we intend to continue in a similar manner in the future. The success of this approach, coupled with increased volumes, contributed to the overall improvement in gross margins from the sale of the Company's historical products during 1997. Increases in fixed costs incurred are attributable to the acquisition and are consistent with expectations.

     Additional selling and administrative expenses incurred in connection with operations of H & L Tool account for the majority of the increase experienced in 1997. While the total expense increased over prior years, the proportionate amount of the increase was substantially less than the increase in revenues, and is in line with expectations. Sales commission expense decreased as a percentage of sales, as a larger portion of revenues were generated from customers serviced on a direct basis, rather than through commissioned sales representatives.

     A number of factors contributed to a decrease of approximately $488,000 in
non-operating income compared to 1996.   Interest expense increased by
approximately $500,000, while interest income declined approximately $140,000. Both of these changes stem from the use of cash and debt to finance the H & L Tool purchase. Barring a sharp increase in interest rates, interest expense will decline as the debt, which was $6.8 million at year end, continues to be paid down. Gains from the sale of surplus equipment, including the sale of lease machines, and a loss due to the write off of an investment in computer software, resulted in a net gain of approximately $175,000.

1996 COMPARED TO 1995
     Net sales and lease revenues for 1996 totaled $22,510,953, including $1,390,158 in revenues from H & L Tool's operations recorded in December. This was a decline of approximately 5.1% compared to 1995, which had been the best year in the Company's recent history. Sales activity across all product lines began to weaken during the latter part of 1995. This weakness continued throughout 1996 and was more pronounced in our markets for machinery and related tools and parts, especially in the area of complex, highly automated assembly equipment. The additional revenue related to H & L Tool more than offset the effects of weak market conditions with regard to fasteners and, as a result, revenues for fasteners increased relative to 1995.

     Gross margins declined compared to the prior year due to a number of factors. Variable costs of manufacturing were generally reduced in line with lower operating levels. However, certain costs of manufacture, including wages, utility expense and supply costs increased, on a relative basis, compared to 1995. These increases were partially offset by a reduction in workers' compensation insurance costs. Operating profits in connection with H & L Tool were offset by the recognition of a portion of the "step-up" value assigned to the purchased inventory of H & L Tool. This treatment is required under the purchase accounting provisions of APB Opinion No. 16 and is intended to reflect that portion of the profit on the sale of purchased inventory that was earned by the seller, prior to the sale of assets to the Company. The effect, in 1996, was to reduce income by approximately $192,000, before income taxes. This represented approximately one-half of the total amount that was ultimately recognized; the remaining amount was reflected in operating results for the first quarter of 1997. Fixed operating costs, as would be expected, remained relatively unchanged from 1995. In addition, a slight change in product mix contributed to the unfavorable comparison with the prior year.
The automotive industry remained extremely resistant to price increases, and while cost reduction programs continue to be emphasized at Chicago Rivet, their effectiveness has diminished as the most dramatic opportunities for cost reduction have already been implemented.

     Interest income increased in 1996, reflecting higher interest rates and larger invested balances throughout most of the year. Interest expense for 1996 amounted to $47,250, which represents one month of interest expense on borrowings associated with the acquisition of H & L Tool. Selling and administrative expenses were relatively unchanged compared to the prior year period.

DIVIDENDS

The Company paid four regular quarterly dividends during 1997. In September of 1997, the Board declared a two for one stock split and voted to increase the
amount of the regular quarterly dividend.   The Company paid two regular
quarterly dividends of  $.15 per share and two regular quarterly dividends of
$.18 per share during 1997.   In addition, an extra dividend of  $.25 per share
was paid during the second quarter of 1997, bringing the total dividend payout to $.91 per share, after adjustment for the effects of the stock split. On February 16, 1998, your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 1998 to shareholders of record March 5, 1998. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 64 years. At that same meeting, the Board declared an extra dividend of $.40 per share, payable April 20, 1998 to shareholders of record, April 3, 1998.

ACQUISITION

     On December 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of H & L Tool Company, Inc. of Madison Heights, Michigan. The purchase price was approximately $19.1 million, including acquisition costs of $0.3 million, and was financed through a $4.8 million credit against the purchase price in consideration of the seller's retention of all cash and marketable securities, an unsecured loan of $9.0 million and approximately $5.3 million in available cash. Additional information is contained in Note 2 to the Consolidated Financial Statements. H & L Tool is a leading manufacturer of specialty screw-machine and cold-headed products serving the automotive industry. This acquisition has significantly enhanced the Company's product offerings and has strengthened our relationships with certain key customers.

MACHINERY & EQUIPMENT

     During 1997, capital investments totaled $963,917. Significant expenditures included approximately $540,000 for equipment used in the manufacture of fasteners and assembly equipment, $117,000 for data processing and telecommunications equipment, building improvements amounting to $87,000 and approximately $58,000 which was invested in new equipment related to quality control. The balance consists of investments in material handling and other miscellaneous equipment.

     Capital investments during 1996, exclusive of expenditures related to the acquisition of the assets of H & L Tool, totaled $861,128. Of this total, approximately $289,000 was invested in equipment used in the manufacture of fasteners and machinery and $193,000 was expended for the purchase of a new boiler to provide heat and process steam for our Tyrone facility. Approximately $280,000 was invested in new data processing equipment and software. A total of approximately $22,000 was invested in new automatic rivet setting machines manufactured by the Company and leased to its customers. The balance was expended for the purchase of various, smaller machine tools and office equipment.

Capital investments during 1995 were $231,340, with the major portion of that total invested in cold-heading equipment. Of the balance, $32,531 was invested in new automatic rivet setting machines manufactured by the Company and leased to its customers.

     Depreciation expense amounted to $1,372,415 in 1997, $ 709,678 in 1996, and $646,456 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition continues to be sound.   During the past
year, cash and short-term investments increased by approximately $2.5 million. Investment in inventories declined approximately $.5 million, while accounts receivable balances increased approximately $.6 million. Long term debt was reduced by $2.2 million and working capital at year end amounted to approximately $13.8 million, an increase of approximately $1.7 million from one year ago. In connection with the 1996 acquisition of H & L Tool, the Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. Under the terms of the note, the Company is scheduled to repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the London Inter Bank Offering Rate, plus 80 basis points; or the lender's reference rate, less 75 basis points. This rate is adjusted quarterly and at year end was approximately 6.7%. During 1997, in addition to the four scheduled payments, the Company paid an additional $450,000 against the principal of the note. Throughout the year, the Company was in full compliance with all terms and covenants associated with the note. Management has identified a number of specific investments in new machine tools, data processing equipment and software, and building improvements that are expected to total approximately $2.7 million during 1998 and early 1999. Management believes that this level of investment can be funded internally, nevertheless, a $1.0 million line of credit, which was obtained from the Bank of America in connection with the acquisition, remains available to the Company. There was no charge for this facility, and as of December 31, 1997, it was unused. The facility will expire on May 30, 1998.

CONTINGENCIES

The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites.
Certain estimates related to remediation costs were favorably adjusted during 1997 as remediation work nears completion at certain sites, while claims at other sites are nearing resolution, and, accordingly, the Company has revised the amount of reserves recorded in connection with these claims. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the remaining cost of remediation at these sites will be between $33 million and $49 million. Despite the joint and several nature of liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition.

Nevertheless, it is likely that the Company will incur additional costs associated with these proceedings, and, accordingly, the Company has recorded a total liability of $85,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

NEW ACCOUNTING STANDARDS

     The Company's financial statements and financial condition were not; and are not expected to be, materially impacted by any new, or proposed, accounting standards.

YEAR 2000 COMPLIANCE

     Beginning in 1996, the Company began a study to identify and correct date-sensitve hardware, software and procedures that could adversely affect operations as we approach the year 2000 ("Year 2000" issues). The Company expects to incur internal staff costs as well as consulting and other expenses related to this issue. The majority of our Year 2000 issues will be addressed as a by-product of current efforts to select and implement a new,
enterprise-wide, information management system.   The Company expects to invest
between $700,000 and $1,000,000 in new hardware, software, consulting and training related to this project. It should be noted that this effort, scheduled for completion in 1999, is also expected to provide significant improvements in manufacturing management, customer service and should also yield a reduction in administrative expenses. In addition to the review of its internal systems, the Company is querying its customers and suppliers as to their progress in identifying and addressing Year 2000 issues. There can be no assurance that the systems of other companies, including the systems of our customers and suppliers will be timely converted, therefore, although unlikely, it is possible that Year 2000 issues could have a material adverse effect on the Company's financial condition and results of operations.

STOCK PURCHASE PROGRAM

Terms of a stock repurchase authorization originally approved by the Board of Directors in February of 1990, and subsequently amended to permit the repurchase of an aggregate of 200,000 shares, provides for purchases to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. Purchases under the current repurchase authorization have amounted to 119,396 shares at an average price of $11.69 per share. This includes the purchase of 2,200 shares during 1997 at an average price of $27.88 per share. It is management's intention to continue this program, provided market conditions are favorable and funding for repurchases is available.

OUTLOOK FOR 1998

     1997 was an outstanding year for Chicago Rivet. We enjoyed favorable market conditions, witnessed the successful integration of a new facility and new products into our operations, and we made significant progress toward attaining independent certification that the quality of our products truly is world-class. We recorded levels of sales and profits that far exceeded those of any year in memory. The equity markets rewarded our shareholders with a significant increase in the value of their investment in the Company while the Board of Directors approved a two for one stock split and a 20% increase in
the regular dividend.   It was a year that will be very hard to follow.

     While we expect 1998 to be another successful year for the Company, we do not anticipate that the Company's revenues and earnings will increase at the same rate as last year. Much of 1997's success is the result of an acquisition, and, while we would not rule out the possibility of another similar acquisition, there is nothing definite in our immediate future. Typically, our results are closely tied to conditions in the automotive industry in particular and the overall economy in general. The U. S. economy has enjoyed an unprecedented period of expansion over the past several years, and analysts have begun to question how long the current expansion will last. Our business continues to be fairly strong, although our backlogs are not as
robust as one year ago.   Demand for fasteners and related products continues
to meet expectations, but demand in the assembly equipment segment of our business has not been as strong as we would like. There is an ongoing consolidation in the supply base that services the automotive industry, and this has affected certain of our long-term customer relationships while simultaneously affording us new opportunities with other customers and
potential customers.   We plan to continue to aggressively solicit new business
while maintaining our core accounts. We also recognize that price relief will continue to be elusive, especially if the economy slows. Accordingly, we will continue to focus on cost containment as we strive to produce the best possible product at the lowest possible cost.

     We gratefully acknowledge that the Company's past success has been dependent upon a number of factors, including the continued loyalty of our customers, which is dependent upon the diligent and conscientious efforts our employees, and the continued support of our shareholders. We are confident that those same factors will be the foundation for the Company's continued success in the future.

ITEM 8 - FINANCIAL STATEMENTS AND
 SUPPLEMENTARY DATA

     See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 15 through 17 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants requiring disclosure herein.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 1998 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16 (a) of the Exchange Act, which is set forth at the end of the section entitled "Additional Information Concerning the Board of Directors and Committees" on pages 7 and 8 of the 1998 Proxy
Statement, is incorporated herein by reference.   The 1998 Proxy Statement is
to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

     The information set forth in the section entitled "Executive Compensation" which appears on pages 9 through 13 of the Company's 1998 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 and 8 of the Company's 1998 Proxy Statement is incorporated herein by reference. The 1998 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
 BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 1998 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 1998 Proxy Statement is incorporated herein by reference. The 1998 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to the law firm of Morrissey & Robinson set forth in the penultimate sentence of footnote (2) on page 6 of the Company's 1998 Proxy Statement is incorporated herein by reference. The 1998 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1998 Annual Meeting of Shareholders.


                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
 SCHEDULES AND REPORTS ON FORM 8-K

     (a)       The following documents are filed as a part of this report:

          1.   Financial Statements:

               See the section entitled "Consolidated Financial Statements" which appears on page 15 of this report.

          2. Financial statement schedule and supplementary information required to be submitted.

               See the section entitled "Financial Statement Schedule" which appears on pages 16 and 17 of this report.

          3.   Exhibits:

               See the section entitled "Exhibits" which appears on page 19 of this report.

     (b)       Reports on Form 8-K

          1. The Company was not required to file any Reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Chicago Rivet & Machine Co.


                                    By /s/ John C. Osterman
                                      ------------------------------
                                      John C. Osterman, President
                                      And Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


John A. Morrissey                   Chairman of the Board of
-------------------                 Directors, Chief Executive
John A. Morrissey                   Officer and Member of the
                                    Executive Committee
                                    March 27, 1998
                                    --------------


John C. Osterman
-------------------
John C. Osterman                    President, Chief Operating
                                    Officer, Treasurer (Chief
                                    Financial Officer), Member
                                    Of the Executive Committee
                                    And Director
                                    March 27, 1998
                                    --------------

Robert K. Brown
-------------------
Robert K. Brown                     Director and Member of the
                                    Executive Committee
                                    March 27, 1998
                                    --------------


Walter W. Morrissey                 Director, Member of Executive
-------------------                 Committee and Member of Audit
Walter W. Morrissey                 Committee
                                    March 27, 1998
                                    --------------



Stephen D. Voss                     Assistant Treasurer and
-------------------                 Controller (Principal
Stephen D. Voss                     Accounting Officer)
                                    March 27, 1998
                                    --------------

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements, together with the notes thereto and the report thereon of Price Waterhouse LLP dated March 6, 1998, appearing on pages 6 to 13 of the accompanying 1997 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 14 of the accompanying 1997 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7 herein, the 1997 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Consolidated Financial Statements from 1997 Annual Report (Exhibit 13 hereto):


Consolidated Balance Sheets (pages 6 & 7 of 1997 Annual Report)

Consolidated Statements of Operations (page 8 of 1997 Annual Report)

Consolidated Statements of Retained Earnings (page 8 of 1997 Annual Report)

Consolidated Statements of Cash Flows (page 9 of 1997 Annual Report)

Notes to Consolidated Financial Statements (pages 10, 11 and 12 of 1997 Annual Report)

Report of Independent Accountants (page 13 of 1997 Annual Report)

Quarterly Financial Data (Unaudited)
(page 14 of 1997 Annual Report)

                         FINANCIAL STATEMENT SCHEDULE

                             1997, 1996 AND 1995

     The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 1997 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                       Page
                                                                       ----
Financial statement schedule:

     Valuation and Qualifying Accounts (Schedule VIII)                  17

Report of Independent Accountants on
     Financial Statement Schedule                                       18

                         CHICAGO RIVET & MACHINE CO.
              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     Additions
                                      Balance        Charged to                                     Balance
                                      at beginning   Costs and                    Other             At end
Classification                        of year        Expenses    Deductions       Adjustments       of year
--------------                        -------        --------    ----------       -----------       -------
1997
Allowance for doubtful
accounts, returns and
allowances                            $108,652       $48,412     $34,042 (1)      $   ---           $123,022


1996
Allowance for doubtful
accounts, returns and
allowances                            $166,634       $30,000     $34,042 (1)     ($53,940) (2)      $108,652


1995
Allowance for doubtful
accounts, returns and
allowances                            $120,000       $64,000     $17,366 (1)      $   ---           $166,634

(1)  Accounts receivable written off, net of recoveries.
(2)  Reduction of allowance.

                     Report of Independent Accountants on
                         Financial Statement Schedule



To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated March 6, 1998 appearing in the 1997 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Chicago, Illinois
March 6, 1998

                         CHICAGO RIVET & MACHINE CO.

                                   EXHIBITS

                              INDEX TO EXHIBITS


Exhibit
Number                                                               Page
-------                                                              ----
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

3.4       Amended and Restated By-Laws, dated January
          20, 1997. Incorporated by reference from Company's report on Form 8-K, dated January 24, 1997.

3.5 Articles of Incorporation, as amended by the Amendment to the Articles of Incorporation, dated August 18, 1997.

*13 Annual Report to Shareholders for the year ended December 31, 1997.

21        Subsidiaries of the Registrant.

27.1      Financial Data Schedule.


          * Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.