Form 10-Q
period 1998-06-30
CHICAGO RIVET & MACHINE CO
filed 1998-08-13
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1998       Commission File Number    0-1227


                          CHICAGO RIVET & MACHINE CO.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


ILLINOIS                                            36-0904920
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 3061
90l Frontenac Road
Naperville, Illinois                                 60566
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


Yes     ___X___                    No     _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                              Outstanding at June 30, 1998
-----                                              ----------------------------

COMMON STOCK, $1.00 PAR VALUE                              1,155,596 SHARES


DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended June 30, 1998 are incorporated by reference in Part I of this Report.

                          CHICAGO RIVET & MACHINE CO.

                                     INDEX

PART I.             FINANCIAL INFORMATION                               Page No.


     Consolidated Balance Sheets at June 30, 1998 and December 31, 1997.   2-3

     Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 1998 and 1997.                                  4

     Consolidated Statements of Retained Earnings for the Six Months
              Ended June 30, 1998 and 1997.                                  5

     Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1998 and 1997.                                        6

     Notes to the Consolidated Financial Statements                        7-8

     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                        9-10



PART II.            OTHER INFORMATION                                     11-17

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997


                                       Assets
                                                                                         June 30,        December 31,
                                                                                           1998              1997
                                                                                      --------------  ----------------
                                                                                       (unaudited)
Current Assets:
  Cash and cash equivalents                                                           $  2,815,122        $ 3,983,471
  Certificate of deposit                                                                 1,454,038          2,867,715
  Accounts receivable - net of allowances                                                5,704,360          5,662,538
  Inventories:
    Raw materials                                                                        2,094,237          1,901,419
    Work in process                                                                      1,548,036          1,427,764
    Finished goods                                                                       3,180,383          3,025,424
                                                                                      --------------      ------------
  Total inventories                                                                      6,822,656          6,354,607
                                                                                      --------------      ------------

  Deferred income taxes                                                                    797,472            764,588


  Other current assets                                                                     486,782            360,448
                                                                                      --------------      ------------

Total current assets                                                                    18,080,430         19,993,367
                                                                                      --------------      ------------
Property, Plant and Equipment:
    Land and improvements                                                                1,008,901          1,008,901
    Buildings and improvements                                                           5,513,458          5,501,189
    Production equipment, leased machines
      and other                                                                         22,745,499         21,404,751
                                                                                      --------------      ------------
                                                                                        29,267,858         27,914,841
Less - Accumulated Depreciation                                                         15,670,372         14,960,748
                                                                                      --------------      ------------
Net Property, Plant and Equipment                                                       13,597,486         12,954,093
                                                                                      --------------      ------------

Total Assets                                                                          $ 31,677,916        $32,947,460
                                                                                      ==============      ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 1998 and December 31, 1997


                      Liabilities and Shareholders' Equity

                                                                              June 30,              December 31,
                                                                                1998                    1997
                                                                           --------------        -------------------
                                                                            (unaudited)
Current Liabilities:
  Accounts payable                                                           $ 1,231,173              $ 1,700,296
  Contributions due profit sharing
    and pension plans                                                            296,890                  707,747
  Wages and salaries                                                             955,383                  772,247
  Other accrued expenses                                                         320,330                  329,708
  Unearned lease revenue                                                          93,744                   68,711
  Current portion of note payable                                              1,800,000                1,800,000
  Accrued interest expense                                                        45,381                  108,634
  Federal and state income taxes                                                 739,741                  739,343
                                                                             ------------             ------------
Total Current Liabilities                                                      5,482,642                6,226,686


Note payable                                                                   4,050,000                4,950,000
Deferred income taxes                                                          1,326,162                1,259,672
                                                                             ------------             ------------
Total Liabilities                                                             10,858,804               12,436,358
                                                                             ------------             ------------

Shareholders Equity:


  Preferred stock, no par value:
   authorized 500,000 shares -                                                         -                        -
   none outstanding

  Common stock, $1.00 par value:
   authorized 4,000,000 shares-
   issued and outstanding 1,155,596
   and 1,169,296, respectively                                                 1,155,596                1,169,296
  Additional paid - in capital                                                   454,005                  459,388
  Retained earnings                                                           19,209,511               18,882,418
                                                                             ------------             ------------
Total Shareholders' Equity                                                    20,819,112               20,511,102
                                                                             ------------             ------------
Commitments and Contingencies (Note 3)                                                 -                        -
                                                                             ------------             ------------
Total Liabilities and Shareholders' Equity                                   $31,677,916              $32,947,460
                                                                             ============             ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
                       For the Three and Six Months Ended
                             June 30, 1998 and 1997
                                  (unaudited)


                                                        Three Months Ended                         Six Months Ended
                                                             June 30,                                  June 30,
                                                      1998                1997                  1998             1997
                                                  ------------         ------------         ------------     -----------

Net sales                                       $ 10,723,985           $ 11,471,977          $ 22,304,724    $ 23,275,569
Lease revenue                                         98,546                 92,825               190,756         187,878
                                                -------------          -------------         -------------   -------------
                                                  10,822,531             11,564,802            22,495,480      23,463,447
Cost of goods sold and costs
  related to lease revenue                         7,628,117              7,814,467            15,899,457      16,604,608
                                                -------------          -------------         -------------   -------------
Gross profit                                       3,194,414              3,750,335             6,596,023       6,858,839
Shipping, selling and
  administrative expenses                          1,740,632              1,889,227             3,562,937       3,591,340
Profit sharing and pension
  expenses                                           140,000                200,000               260,299         340,000
                                                -------------          -------------         -------------   -------------
                                                   1,313,782              1,661,108             2,772,787       2,927,499
Other income and expenses:
Interest income from
  U.S. Government securities
  and certificates of deposit                         57,352                 46,829               141,334          81,598
Interest expense                                    (103,022)              (139,236)             (208,547)       (274,374)
Gain from sale/disposal of leased
  machines and other equipment                            29                140,959                14,340         142,459
Amortization expense                                       -                 (2,099)                    -          (8,348)
Other income, net of other expense                    34,783                  3,863                 7,830           8,573
                                                -------------          -------------         -------------   -------------
Income before income taxes                         1,302,924              1,711,424             2,727,744       2,877,407
Provision for income taxes                           519,000                641,000             1,029,000       1,075,000
                                                -------------          -------------         -------------   -------------
Net income                                      $    783,924           $  1,070,424          $  1,698,744    $  1,802,407
                                                =============          =============         =============   =============

Average common shares outstanding                  1,159,793              1,171,444             1,164,421       1,171,470
                                                =============          =============         =============   =============
Per share data:
  Net income per share                          $       0.68           $       0.91          $       1.46    $       1.54
                                                =============          =============         =============   =============

Cash dividends declared per share               $       0.18           $       0.15          $       0.76    $       0.55
                                                =============          =============         =============   =============

See Notes to the Consolidated Financial Statements

                            CHICAGO RIVET & MACHINE CO.
                    Consolidated Statements of Retained Earnings
                  For the Six Months Ended June 30, 1998 and 1997
                                    (unaudited)

                                                                                                  June 30,
                                                                                      --------------------------------
                                                                                           1998              1997
                                                                                      --------------     -------------
Retained earnings at beginning of period                                               $ 18,882,418       $ 16,145,012

Net income for the six months ended
                                                                                          1,698,744          1,802,407
Treasury stock retired at cost
                                                                                           (485,805)           (12,827)
Cash dividends declared in the period-
  $.76 per share in 1998 and $.55 per share
  in 1997.                                                                                 (885,846)          (644,322)

Retained earnings at end of period
                                                                                      --------------     --------------
                                                                                       $ 19,209,511       $ 17,290,270
                                                                                      ==============     ==============



See Notes to the Consolidated Financial Statements

                            CHICAGO RIVET & MACHINE CO.
                       Consolidated Statements of Cash Flows
                  For the Six Months Ended June 30, 1998 and 1997
                                    (unaudited)


                                                                                         June 30,          June 30,
                                                                                           1998              1997
                                                                                      ------------        -----------
Cash flows from operating activities:
Net income                                                                            $ 1,698,744         $ 1,802,407
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                                          757,603             680,699
   Net gain on the sale of properties                                                     (14,340)           (142,460)
   Deferred income taxes                                                                   33,606             113,511
   Changes in current assets and current liabilities:
     Accounts receivable, net                                                             (41,822)           (382,948)
     Inventories                                                                         (468,049)          1,112,538
     Accounts payable                                                                    (469,123)            292,126
     Accrued interest                                                                     (63,253)             (1,868)
     Other accrued  expense                                                                (9,378)            240,002
     Accrued wages and salaries                                                           183,136             263,092
     Accrued profit sharing                                                              (410,857)              2,699
     Taxes payable                                                                            398              47,825
     Other, net                                                                          (101,304)            (40,854)
                                                                                      -------------       ------------
     Net cash provided by operating activities                                          1,095,361           3,986,769
                                                                                      -------------       ------------
Cash flows from investing activities:
   Capital expenditures                                                                (1,406,210)           (499,898)
   Net proceeds from the sale of properties                                                19,557             298,521
   Proceeds from held-to-maturity securities                                            3,777,715           1,836,088
   Purchases of held-to-maturity securities                                            (2,364,038)         (2,709,272)
                                                                                      -------------       ------------
   Net cash provided (used) by operating activities                                        27,024          (1,074,561)
                                                                                      -------------       ------------
Cash flows from financing activities:
   Payments under term loan agreement                                                    (900,000)           (900,000)
   Purchase of treasury stock                                                            (504,888)            (13,665)
   Cash dividends                                                                        (885,846)           (644,322)
                                                                                      -------------       -------------
   Net cash used by financing activities                                               (2,290,734)         (1,557,987)
                                                                                      -------------       -------------
Net increase (decrease) in cash and cash equivalents                                   (1,168,349)          1,354,221
Cash and cash equivalents at beginning of period                                        3,983,471           3,215,688
                                                                                      -------------       -------------
Cash and cash equivalents at end of period                                            $ 2,815,122         $ 4,569,909
                                                                                      =============       =============
Cash paid during the period for:
   Income taxes                                                                       $   995,099         $   913,664

   Interest                                                                           $   208,547         $   274,374

See Notes to the Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of operations and changes in cash flow for the indicated periods.

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

2.The results of operations for the three month period ending June 30, 1998 are not necessarily indicative of the results to be expected for the year.

3.The Company is, from time to time involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $33 million and $49 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of approximately $81,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

In the normal course of business the Company extends credit primarily on the basis of 30 day terms to various customers, principally, in the automotive industry in the Midwestern United States. Currently, the Company is re-negotiating payment terms with a certain customer representing approximately 10% of the June 30, 1998 consolidated accounts receivable balance. Management believes that the situation will be successfully resolved and substantially all of the account balance will be collected during the remainder of 1998. Management is of the opinion that existing reserves are adequate, accordingly no additional loss provisions have been made at this time. The situation will be monitored and reviewed as more information becomes available.

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CON'T.)
(Unaudited)


4.The Company extends credit primarily on the basis of 30 day terms to various companies doing business primarily in the automotive and appliance industries. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

                          CHICAGO RIVET & MACHINE CO.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

     Net sales and lease revenues totaled $10,822,531 during the second quarter of 1998, a decrease of approximately 6% compared to the second quarter of 1997. On a year to date basis, 1998 sales and lease revenues amounted to $22,495,480, approximately 4% lower than those recorded during the first half of 1997.
Demand for the Company's products has been somewhat weaker during 1998 compared to 1997. During the second quarter, the effects of weaker demand were compounded by the effects of the work stoppage at General Motors. The effects of that strike began to be felt late in the second quarter as General Motors reduced its operations. During the second quarter of this year, lost revenue attributable directly, or indirectly, to the strike amounted to approximately
$300,000.   Although General Motors alone accounts for considerably less than
10% of Company sales revenues, our market is highly dependent upon the automobile industry, and many of our customers also supply General Motors. While it is not possible to know exactly what percentage of our business is indirectly related to General Motors, nor is it possible to determine exactly how long production will be disrupted at General Motors, it is likely that our third quarter sales will also be measurably affected by these events. Accordingly, we have taken steps to limit the bottom line impact associated with current market conditions. During July, we scheduled our normal vacation shutdowns and, where necessary, we have reduced hours of operation in response to the temporary reduction in demand.

     While sales are not as strong as those enjoyed in 1997, on an overall basis 1998 continues to be a modestly successful year. At first glance, comparisons of 1998 with 1997 seem unfavorable. However, such comparisons must be viewed in the context of certain, unusual and favorable factors reflected in 1997 results; specifically, adjustments related to cost of sales estimates and a one time gain from the sale of surplus equipment. These second quarter 1997 adjustments, which were previously reported, increased net income by approximately $.10 per share and $.07 per share, respectively (after giving
effect to a two for one stock split).   After taking the adjustments into
account, 1998 second quarter net income declined approximately 8% compared to the year earlier period. Most of this decline is attributable to a combination of lower sales revenues and a slightly less favorable product mix during the recent period.

     During the first half of 1998, selling, general and administrative expenses were approximately equal to those incurred during the first half of 1997. While commissions declined due to lower sales revenues, the reductions were offset by additional expenses related to the implementation of new management information systems.

     The Company's financial condition continues to be sound. During the second quarter, expenditures totaling approximately $267,000 were made to cover the purchase of new production equipment. Additional expenditures, totaling $109,000, were made to improve facilities, including installation of a new roof at one facility and new air compressors at another facility. As previously reported, efforts are underway to implement new, enterprise wide management information systems. This effort is designed to yield improvements in operating efficiencies through more timely information availability and reduced clerical support requirements. The new system is year 2000 compliant and we anticipate that the implementation will be substantially complete well in advance of the year 2000 deadline. During the recent quarter, total expenditures related to this project amounted to $229,000, of which, $219,000 was capitalized, the balance was appropriately classified as a current period expense.

     During the second quarter of 1998, the Company purchased 13,500 shares of treasury stock, under the terms of its existing stock repurchase program, which provides for the repurchase of an aggregate of 200,000 shares, with such purchases to be made, from time to time, in the open market, or in private transactions. These purchases were made in the open market, at an aggregate purchase price of $499,237, bringing the total purchases made under the current program to 133,096 shares, at an average price of $14.28
per share.   It is management's intention to continue this program, provided conditions are favorable and funding for repurchases is available.

     Late in 1996, in connection with the purchase of H & L Tool, the Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. Under the terms of the note evidencing such debt, the Company will repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the LIBOR rate plus 80 basis points; or the lender's reference rate, less 75 basis points. The rate is adjusted quarterly and at the end of the second quarter of 1998 was approximately 6.5% and the outstanding principal balance was $5.85 million. The Company continues to be in compliance with all terms and covenants related to this borrowing. The $1.0 million line of credit originally obtained in connection with the acquisition was extended through May 30, 1999 and at June 30, 1998 it remained unused. The Company believes that its existing cash, cash equivalents, short-term investments and existing borrowings will be sufficient to provide adequate working capital through at least the next twelve months.

     We are pleased to report that an additional facility has been formally certified to QS-9000 quality standards and that our only remaining, non-certified fastener facility has been recommended for certification. We are pleased to attain independent verification that our quality systems meet world-class standards, and this recognition is expected to be helpful in our ongoing efforts to increase our position in a very competitive market. Progress toward implementation of new, enterprise wide management information systems continues, and we remain confident that implementation will be sufficiently completed in time to avoid any major problems associated with the so-called "millennium bug."

See the Company's Interim Report to Shareholders for the quarter ended June 30, 1998 for additional information. This section is incorporated by reference. The interim report is filed as an exhibit to this report.

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, fluctuations in general economic conditions, consumer demand, the gain or loss of a key customer, the price and availability of the Company's primary raw materials. Therefore, readers are cautioned not to place undue reliance upon such forward-looking statements.

                         PART II  --  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders

         The Company's Annual Meeting of Stockholders was held on May 12, 1998. At the meeting 92.8% of the outstanding shares of the Company's voting stock was represented in person or by proxy. The only proposal voted upon was the election of six directors for a term ending at the Annual Meeting in 1999. The six persons nominated by the Company's Board of Directors received the following votes and were elected:


         NAME                     FOR                  WITHHELD
         ----                     -----                ------------

         John A. Morrissey        1,081,583               3,780
         Walter W. Morrissey      1,081,718               3,645
         Robert K. Brown          1,081,110               4,253
         John C. Osterman         1,081,583               3,780
         John R. Madden           1,080,918               4,445
         Stephen L. Levy          1,080,210               5,153



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Interim Report to Shareholders for the quarter ended June 30,
                   1998.

              27.1 Financial Data Schedule.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the current period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CHICAGO RIVET & MACHINE CO.
                                   (Registrant)

Date:  August 13, 1998
                                    /s/        John A. Morrissey
                                   -----------------------------
                                               John A. Morrissey
                              Chairman of the Board of Directors
                               and Chief Executive Officer


Date:  August 13, 1998
                                    /s/         John C. Osterman
                                   ------------------------------
                                                John C. Osterman
                              President, Chief Operating
                               Officer and Treasurer (Principal
                               Financial Officer)


Date:  August 13, 1998

                                    /s/         Stephen D. Voss
                                   ------------------------------
                                                Stephen D. Voss
                              Assistant Treasurer and Controller

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS



Exhibit
Number                                                              Page

 19.1        Interim Report to Shareholders for the
              quarter ended June 30, 1998.                       14 - 16

 27.1        Financial Data Schedule                                  17