Form 10-Q
period 1998-09-30
CHICAGO RIVET & MACHINE CO
filed 1998-11-13
CIK 19871

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter ended September 30, 1998     Commission File Number    0-1227


                         CHICAGO RIVET & MACHINE CO.
           (Exact name of registrant as specified in its charter)


ILLINOIS                                                             36-0904920
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                    60566
--------------------                                                    -----
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


Yes         X                          No
          -----                                    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at September 30, 1998
-----                                          ---------------------------------
COMMON STOCK, $1.00 PAR VALUE                              1,155,196 SHARES


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended September 30, 1998 are incorporated by reference in Part I of this Report.

                         CHICAGO RIVET & MACHINE CO.

                                    INDEX


PART I.  FINANCIAL INFORMATION                                          Page No.
   Consolidated Balance Sheets at September 30, 1998 and December 31, 1997.  2-3

   Consolidated Statements of Operations for the Three and Nine Months
     Ended September 30, 1998 and 1997.                                        4

   Consolidated Statements of Retained Earnings for the Nine Months
     Ended September 30, 1998 and 1997.                                        5

   Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997.                                              6

   Notes to the Consolidated Financial Statements                            7-8

   Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                  9-12


PART II. OTHER INFORMATION                                                 13-18

                         CHICAGO RIVET & MACHINE CO.
                         Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997

           Assets                                   September 30,  December 31,
                                                        1998           1997
                                                    -------------  ------------
                                                     (unaudited)
Current Assets:
  Cash and cash equivalents                            $2,909,054    $3,983,471
  Certificates of deposit                                 750,254     2,867,715
  Accounts receivable - net of allowances               5,979,727     5,662,538
  Inventories:
   Raw materials                                        2,105,798     1,901,419
   Work in process                                      1,575,621     1,427,764
   Finished goods                                       3,315,870     3,025,424
                                                      -----------   -----------
  Total inventories                                     6,997,289     6,354,607
                                                      -----------   -----------
  Deferred income taxes                                   851,346       764,588
  Other Current Assets                                    752,793       360,448
                                                      -----------   -----------
Total Current Assets                                   18,240,463    19,993,367
                                                      -----------   -----------
Property, Plant and Equipment:
  Land and improvements                                 1,008,901     1,008,901
  Buildings and improvements                            5,525,086     5,501,189
  Production equipment, leased machines
   and other                                           23,843,987    21,404,751
                                                      -----------   -----------
                                                       30,377,974    27,914,841
Less - Accumulated Depreciation                        16,015,085    14,960,748
                                                      -----------   -----------
Net Property, Plant and Equipment                      14,362,889    12,954,093
                                                      -----------   -----------
Total Assets                                          $32,603,352   $32,947,460
                                                      ===========   ===========

See Notes to the Consolidated Financial Statements

                         CHICAGO RIVET & MACHINE CO.
                         Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997

   Liabilities and Shareholders' Equity             September 30,  December 31,
                                                        1998           1997
                                                    -------------  ------------
                                                     (unaudited)
Current Liabilities:
  Accounts payable                                    $ 1,525,669   $ 1,700,296
  Contributions due profit sharing
   and pension plans                                      444,391       707,747
  Wages and salaries                                    1,140,962       772,247
  Other accrued expenses                                  438,854       329,708
  Unearned lease revenue                                   62,990        68,711
  Current portion of note payable                       1,800,000     1,800,000
  Accrued interest expense                                 23,625       108,634
  Federal and state income taxes                          896,405       739,343
                                                      -----------   -----------
Total Current Liabilities                               6,332,896     6,226,686

Note Payable                                            3,600,000     4,950,000
Deferred Income Taxes                                   1,350,980     1,259,672
                                                      -----------   -----------
Total Liabilities                                      11,283,876    12,436,358
                                                      -----------   -----------
Shareholders' Equity:
  Preferred stock, no par value:
   authorized 500,000 shares -                                  -             -
   none outstanding
  Common stock, $1.00 par value:
   authorized 4,000,000 shares-
   issued and outstanding 1,155,196
   and 1,169,296, respectively                          1,155,196     1,169,296
  Additional paid - in capital                            453,848       459,388
  Retained earnings                                    19,710,432    18,882,418
                                                      -----------   -----------
Total Shareholders' Equity                             21,319,476    20,511,102
                                                      -----------   -----------
Commitments and Contingencies (Note 3)                          -             -
                                                      -----------   -----------
Total Liabilities and Shareholders' Equity            $32,603,352   $32,947,460
                                                      ===========   ===========

See Notes to the Consolidated Financial Statements

                         CHICAGO RIVET & MACHINE CO.
                    Consolidated Statements of Operations
                     For the Three and Nine Months Ended
                         September 30, 1998 and 1997
                                 (unaudited)

                                                      Three Months Ended                 Nine Months Ended
                                                        September 30,                       September 30,
                                                  1998              1997                 1998         1997
                                                  -----             ----                 ----         ----
Net sales                                     $10,232,653       $10,034,719          $32,537,377  $33,310,288
Lease revenue                                      98,714            87,633              289,470      275,511
                                              -----------       -----------          -----------  -----------
                                               10,331,367        10,122,352           32,826,847   33,585,799
Cost of goods sold and costs
 related to lease revenue                       7,150,865         6,925,530           23,050,322   23,530,138
                                              -----------       -----------          -----------  -----------
Gross profit                                    3,180,502         3,196,822            9,776,525   10,055,661
Shipping, selling and
 administrative expenses                        1,822,202         1,729,429            5,385,139    5,320,769
Profit sharing and pension
 expenses                                         130,000           110,000              390,299      450,000
                                              -----------       -----------          -----------  -----------
                                                1,228,300         1,357,393            4,001,087    4,284,892
Other income and expenses:
Interest income from
 U.S. Government securities
 and certificates of deposit                       55,107            61,637              196,441      143,235
Interest expense                                  (74,592)         (136,146)            (283,139)    (410,520)
Gain(loss) from sale/disposal of
 leased machines and other equipment               (1,482)         (207,373)              12,858      (64,914)
Amortization expense                                    -                 -                    -       (8,348)
Other income, net of other expense                  2,173            15,984               10,003       24,557
                                              -----------       -----------          -----------  -----------
Income before income taxes                      1,209,506         1,091,495            3,937,250    3,968,902
Provision for income taxes                        491,000           387,000            1,520,000    1,462,000
                                              -----------       -----------          -----------  -----------
Net income                                    $   718,506       $   704,495           $2,417,250   $2,506,902
                                              ===========       ===========          ===========  ===========
Average common shares outstanding               1,155,535         1,170,896            1,161,426    1,171,276
                                              ===========       ===========          ===========  ===========
Per share data:
 Net income per share                               $0.62             $0.60                $2.08        $2.14
                                              ===========       ===========          ===========  ===========
 Cash dividends declared per share                  $0.18             $0.18                $0.94        $0.73
                                              ===========       ===========          ===========  ===========

See Notes to the Consolidated Financial Statements

                         CHICAGO RIVET & MACHINE CO.
                 Consolidated Statements of Retained Earnings
            For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                                                                              September 30,
                                                                                              -------------
                                                                                        1998                    1997
                                                                                        ----                    ----
Retained earnings at beginning of period                                            $18,882,418             $16,145,012
Net income for the nine months ended                                                  2,417,250               2,506,902
Treasury stock retired at cost                                                         (495,373)                (12,828)
Cash dividends declared in the period-                                               (1,093,863)               (855,083)
 $.94 per share in 1998 and $.73 per share
 in 1997.
                                                                                    -----------             -----------
Retained earnings at end of period                                                  $19,710,432             $17,784,003
                                                                                    ===========             ===========




See Notes to the Consolidated Financial Statements

                         CHICAGO RIVET & MACHINE CO.
                    Consolidated Statements of Cash Flows
            For the Nine Months Ended September 30, 1998 and 1997
                                 (unaudited)

                                                                                     September 30,            September 30,
                                                                                         1998                     1997
                                                                                         ----                     ----
Cash flows from operating activities:
Net income                                                                             $2,417,250               $2,506,902
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                        1,107,138                1,019,602
   Net (gain) loss on the sale of properties                                              (12,858)                  64,915
   Deferred income taxes                                                                    4,550                  185,820
   Changes in current assets and current liabilities:
    Accounts receivable, net                                                             (317,189)                (534,624)
    Inventories                                                                          (642,682)                 754,039
    Accounts payable                                                                     (174,627)                 (36,946)
    Accrued interest                                                                      (85,009)                       -
    Other accrued expense                                                                 109,146                  269,927
    Accrued wages and salaries                                                            368,715                  410,485
    Accrued profit sharing                                                               (263,356)                  47,385
    Taxes payable                                                                         157,062                  (38,702)
    Other, net                                                                           (398,067)                (214,646)
                                                                                       ----------               ----------
Net cash provided by operating activities                                               2,270,073                4,434,157
                                                                                       ----------               ----------
Cash flows from investing activities:
  Capital expenditures                                                                 (2,523,616)                (687,796)
  Net proceeds from the sale of properties                                                 20,541                  310,507
  Proceeds from held-to-maturity securities                                             5,231,753                3,277,581
  Purchases of held-to-maturity securities                                             (3,114,292)              (3,471,987)
                                                                                       ----------               ----------
Net cash used by investing activities                                                    (385,614)                (571,695)
                                                                                       ----------               ----------
Cash flows from financing activities:
  Payments under term loan agreement                                                   (1,350,000)              (1,800,000)
  Purchase of treasury stock                                                             (515,013)                 (13,665)
  Cash dividends                                                                       (1,093,863)                (855,083)
                                                                                       ----------               ----------
Net cash used by financing activities                                                  (2,958,876)              (2,668,748)
                                                                                       ----------               ----------
Net increase (decrease) in cash and cash equivalents                                   (1,074,417)               1,193,714
Cash and cash equivalents at beginning of period                                        3,983,471                3,215,688
                                                                                       ----------               ----------
Cash and cash equivalents at end of period                                             $2,909,054               $4,409,402
                                                                                       ==========               ==========
Cash paid during the period for:
  Income taxes                                                                         $1,358,491               $1,314,881
  Interest                                                                             $  304,895               $  347,015


See Notes to the Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997 and the results of operations and changes in cash flow for the indicated periods.

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

2. The results of operations for the three month period ending September 30, 1998 are not necessarily indicative of the results to be expected for the year.

3. The Company is, from time to time involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown; however, estimates currently available suggest that the cost of remediation at these sites will be between $33 million and $49 million. Despite the joint and several nature of the liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. Nevertheless, it is unlikely that the Company will not incur significant costs associated with these proceedings and accordingly the Company has recorded a liability of approximately $83,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

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

                         CHICAGO RIVET & MACHINE CO.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITIONS AND RESULTS OF OPERATIONS

     Sales and lease revenues during the third quarter of 1998 totaled $10,331,367, which represents an increase of approximately 2.1% compared with the third quarter of 1997. Revenues from the sale of rivets and cold formed fasteners increased approximately 2.8% over the third quarter of 1997, while revenues associated with the sale and lease of automatic rivet setting machines and related tools and parts were approximately equal to those recorded during the third quarter of 1997. Third quarter revenues have traditionally been limited by the reduced work schedules associated with vacation shutdowns at Chicago Rivet and at many of its major customers. In 1998, the impact of vacations was exaggerated by the effects of the General Motors strike that began during the second quarter. The strike was settled during the third quarter, and we have enjoyed a significant, but temporary, increase in orders as General Motors and its suppliers stepped up production to overcome product shortages that were caused by the strike. The net effect was an increase in third quarter revenues when compared with the previous year. The improvements in the third quarter were insufficient to offset the weakness encountered during the first half of the year, and year to date revenues of $32,826,847 trail 1997's nine month total by approximately 2.3%.
     Due to increased revenues in the quarter, net income improved slightly to $718,506, or $.62 per share on 1,155,535 average shares outstanding, compared with $704,495, or $.60 per share on 1,170,896 average shares outstanding during the third quarter of 1997. For the first nine months of 1998, net income amounted to $2,417,250, or $2.08 per share on 1,161,426 average shares outstanding. Despite a comparatively good third quarter, year to date earnings are slightly below those reported for the first nine months of 1997. Reduced volume has been the largest factor affecting year to date earnings. Third quarter 1998 results include a gain of approximately $.06 per share from the adjustment of certain cost of sales estimates. A similar adjustment, amounting to $.10 per share was recorded during the third quarter of 1997. In both years, the adjustment was the result of favorable, interim inventory adjustments. Manufacturing costs are comparable to the prior year, and while interest expense has been reduced, those savings have been offset by increased administrative costs, including costs incurred in connection with implementation of new data processing systems and increased reserves for
uncollectible accounts.   During the third quarter, a certain customer began a
voluntary reorganization, and we have been advised that the reorganization plan provides that unsecured trade creditors will only collect approximately one third of the amounts owed. Accordingly, we have increased our reserves for uncollectible accounts by approximately $160,000 to reflect this development.
We continue to extend credit to this customer, although on a very limited basis. While we have no guarantee that the reorganization plan will be approved by the majority of unsecured creditors, we believe that current reserves for uncollectible accounts are adequate.
     The Company's financial condition remains sound. During the third quarter, capital expenditures amounted to approximately $1,117,000, including investments in new manufacturing equipment totaling approximately $867,000, and investments in new information technology of approximately $160,000.
Additional information concerning information technology investments is included in the discussion of "Year 2000" issues included later in this report.
     During the third quarter of 1998, the Company purchased 500 shares of treasury stock, under the terms of its existing stock repurchase program, which provides for the repurchase of an aggregate of 200,000 shares, with such purchases to be made, from time to time, in the open market or in private transactions. The total purchases made under the current program, through the end of the third quarter of 1998, total 133,596 shares, at an average price of $14.31 per share. It is management's intention to continue this program, provided conditions are favorable and funding for such purchases is available.
     Late in 1996, in connection with the purchase of H & L Tool, the Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. Under the terms of the note evidencing such debt, the Company will repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the LIBOR rate plus 80 basis points; or the lender's reference rate, less 75 basis points. The rate is adjusted quarterly and at the end of the third quarter of 1998 was approximately 6.5% and the outstanding principal balance was $5.4 million. The $1.0 million line of credit originally obtained in connection with the acquisition was extended through May 1999, and at September 30, 1998, it remained unused. The Company believes that its existing cash, cash equivalents, short-term investments and existing borrowings will be sufficient to provide adequate working capital through at least the next twelve months.
     We are pleased to report that all of our fastener facilities have been independently certified and registered with respect to the international quality standard, ISO-9002, and also to the automotive variant of that standard known as QS-9000. Attaining these certifications was essential to remaining a viable supplier to the automotive industry and serves as independent confirmation that our products are among the best in the world.
     The Company continues to make ongoing assessments of its state of readiness with respect to Year 2000 issues. This process can logically be segregated into two major parts -- information technology and non-information technology. The first category is concerned with computer equipment and software that are used in operation of the business, the second category deals with all other aspects of Year 2000 issues, including but not limited, to manufacturing equipment and systems, supplier preparedness, customer preparedness and facility related issues such as telecommunications equipment, HVAC systems and facility security.
     With respect to information technology issues, the Company has previously reported that its existing data processing software is not Year 2000 compliant and has further determined that the current software will not meet the needs of the organization going forward. Accordingly, we are in the process of implementing a new, enterprise-wide data processing solution that will better meet the operating needs of the Company. The implementation of this solution, which involves installation of new computer hardware and software, is planned in three phases. The first two phases encompass hardware and network installation, and installation of application software relating to financial reporting, inventory systems, order processing, purchasing, payroll and human resources. The hardware installation is complete, network installation is nearly complete, with only minor fine tuning currently required before the network is fully operational. The software installation and training related to the first two phases is in process, but is running slightly behind the original schedule but is expected to be completed in the first quarter of 1999. The third phase is the implementation of the manufacturing modules which is currently scheduled for completion in the second quarter of 1999. The Company has piloted performance of the software targeted for installation in the first quarter and believes that it will function successfully. Piloting the manufacturing software will take place before implementation in the second quarter of 1999. The software vendor has certified that the software is fully compliant with all Year 2000 issues.
     The Company also utilizes a number of personal computers. All of these have been tested. Most are Year 2000 compliant, and the majority of those that are not fully compliant will function in the Year 2000 if the internal clocks are manually rolled over on 12/31/99. The only exception concerns software and personal computers used to collect and analyze certain data in connection with statistical process control. This system will be replaced by similar software and hardware that is Year 2000 compliant. The system is an off-the-shelf system that is tested and currently available and is planned for implementation in early 1999.

     The project described above is expected to resolve the fundamental Year 2000 issues, and the Company believes that it will also have significant benefits to the organization in terms of more efficient operations, improved information related to production control and inventory management and improved customer service. It is not possible to separate the costs incurred purely in connection with Year 2000 from those associated with the other benefits anticipated from this project. The projected cost for information technology investments, (including costs related to the Year 2000 problem) is expected to total approximately $1.1 million. Actual expenditures related to this project have amounted to approximately $564,000 to date. As previously indicated, the information technology project described encompasses the solution to Year 2000 information technology issues as well as enterprise-wide improvements in information systems. As such, nearly all of the information technology budget is committed to this project. No other information technology projects have been deferred because of resources allocated to this project. Funding for this project is expected to be available from internal sources.
     While management currently believes that the timetable for implementation is realistic and attainable, it is not possible to be absolutely certain of completion within the scheduled timeframe. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, manual systems currently exist for the essential functions covered by this project, and such manual systems can be utilized on a temporary basis if the project falls substantially behind schedule. In many instances, the systems currently utilized are essentially manual systems, so the potential disruption resulting from a delay in implementation is expected to be manageable.
     With respect to non-information technology issues, the Company has inventoried all productive and support equipment currently in use. The majority of this equipment consists of machine tools that do not include microprocessors or embedded microchips and, therefore, will not be affected by the Year 2000 problems. Some newer machine tools do utilize microprocessors for programmed operation or for monitoring purposes. In all cases, we have contacted the manufacturer requesting information with respect to Year 2000 issues. For most of this equipment, we have received written confirmation that the equipment is Year 2000 compliant. In other cases, we have verbal assurance that the equipment is compliant but we are awaiting written confirmation and in a limited number of situations, we are still awaiting a response from the manufacturer, and we will follow up with the manufacturer to determine whether this equipment will be impacted by Year 2000 issues. As of this date, we believe that we have alternative equipment available that can be utilized if the more modern equipment should fail unexpectedly. This eventuality would cause disruptions in our production schedules as the older equipment is less efficient than the newer equipment, and our manufacturing costs will be adversely affected as well. At this time we are unable to quantify the monetary impact of this disruption.
     An in-house waste water pre-treatment facility utilizes a number of controls that may include embedded micro-processors, and evaluation of this equipment is pending, with completion expected during the first quarter of 1999. Failure of this equipment would require that in-house electroplating operations be suspended until waste treatment operations could be resumed. At this time, the amount of modifications, if any, and the associated cost related to updating this equipment is unknown. The Company can utilize a variety of third party sources to provide electroplating services in the event that our internal operations must be curtailed, and the Company is in the process of determining the state of readiness of those services.
     The Company has also requested that each of its major customers and mission critical vendors  advise the Company of their current state of readiness with respect to Year 2000 issues. Those customers and vendors that have not advised that their systems are currently compliant have been asked to advise the date by which their systems are expected to be compliant. The responses to this request have been varied. In general, most companies contacted have advised that their systems are currently compliant, or if not currently compliant, they are aware of the problems and have estimated
compliance will be achieved during 1999.   Typically, larger firms are better
prepared than smaller concerns.  A fairly large number of smaller customers have not, as yet, responded to our inquiries. During the fourth quarter of 1998, follow up contacts will be made for all identified non-compliant business partners to confirm that their compliance efforts are progressing in a timely manner.
     The Company's contingency plans related to these issues are not complete at this time. Preliminary work in this area has focused upon information technology issues and in-house manufacturing issues. While we continue to evaluate the situation, based upon information available today, we anticipate that we will be able to maintain core operations with existing manual systems supplemented by scheduling overtime to make up for the reduced efficiency of
the manual systems.   Contingency planning with respect to third parties is not
complete. Based upon information currently available, we cannot make a reasonable estimate of the impact Year 2000 issues will have upon our customers or suppliers. We are evaluating the desirability of purchasing additional supplies of raw material and critical operating supplies during the second half of 1999. However, if our customers' plans include a similar contingency, it is possible that we will use any such safety stock to satisfy our customers' requests that we, in turn, supply them with safety stock. We are also evaluating what actions will be required to protect the Company's facilities from the effects of cold weather in the event that utility service is disrupted.  To date, we have not received assurance from any public utility that their systems will be fully functional in the Year 2000. As more information concerning Year 2000 readiness becomes available, our plans will become firmer.
     Recently, the Company's Year 2000 compliance efforts were reviewed by one of its major customers, who conducted an on-site assessment of our current
readiness and our plans.   This assessment was primarily to evaluate the risks
our preparedness posed to their operations. The assessment resulted in a subjective rating of risk, classified as either "Green, Yellow or Red." Chicago Rivet was rated as a green risk, which the customer interpreted as not posing a significant risk. We recognize that this was a subjective rating and does not represent an endorsement of our plans or represent an assurance that we will not encounter difficulties.
     Overall, we are pleased with operations during the first nine months. Although revenue growth has not quite met our expectations, we have been successful in controlling costs while improving our quality systems and our productivity. Our outlook for the fourth quarter is positive. While economic signals are mixed, policy makers seem poised to stimulate the economy as needed, and we believe the Company remains well positioned to meet the needs of its customers.
     See the Company's Interim Report to Shareholders for the quarter ended September 30, 1998 for additional information. This section is incorporated by reference. The interim report is filed as an exhibit to this report.
     This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, fluctuations in general economic conditions, consumer demand, the gain or loss of a key customer, the price and availability of the Company's primary raw materials and disruptions that are associated with "Year 2000" issues. Therefore, readers are cautioned not to place undue reliance upon such forward-looking statements.

                        PART II  --  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Interim Report to Shareholders for the quarter ended September 30, 1998.

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

                                            CHICAGO RIVET & MACHINE CO.
                                            ---------------------------
                                                   (Registrant)

Date:  November 13, 1998


                                            /s/ John A. Morrissey
                                            ---------------------------
                                            John A. Morrissey
                                            Chairman of the Board of Directors
                                             and Chief Executive Officer


Date:  November 13, 1998


                                            /s/ John C. Osterman
                                            ---------------------------
                                            John C. Osterman
                                            President, Chief Operating
                                             Officer and Treasurer (Principal
                                             Financial Officer)


Date:  November 13, 1998

                                            /s/ Stephen D. Voss
                                            ---------------------------
                                            Stephen D. Voss
                                            Assistant Treasurer and Controller

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS



Exhibit
Number                                                             Page
------                                                             ----
  19.1    Interim Report to Shareholders for the
           quarter ended September 30, 1998.                      16 - 17

  27.1    Financial Data Schedule                                      18

To Our Shareholders:

     The comparative results of operations of Chicago Rivet & Machine Co. for the third quarter and first nine months of 1998 and 1997 are summarized below.
     Sales and lease revenues during the third quarter of 1998 totaled $10,331,367, which represents an increase of approximately 2.1% compared with the third quarter of 1997. Revenues from the sale of rivets and cold formed fasteners increased approximately 2.8% over the third quarter of 1997, while revenues associated with the sale and lease of automatic rivet setting machines and related tools and parts were approximately equal to those recorded during the third quarter of 1997. Third quarter revenues have traditionally been limited by the reduced work schedules associated with vacation shutdowns at Chicago Rivet and at many of its major customers. In 1998, the impact of vacations was exaggerated by the effects of the General Motors strike that began during the second quarter. The strike was settled during the third quarter, and we have enjoyed a significant, but temporary, increase in orders as General Motors and its suppliers stepped up production to overcome product shortages that were caused by the strike. The net effect was an increase in third quarter revenues when compared with the previous year. The improvements in the third quarter were insufficient to offset the weakness encountered during the first half of the year, and year to date revenues of $32,826,847 trail 1997's nine month total by approximately 2.3%.
     Due to increased revenues in the quarter, net income improved slightly to $718,506, or $.62 per share on 1,155,535 average shares outstanding, compared with $704,495, or $.60 per share on 1,170,896 average shares outstanding during the third quarter of 1997. For the first nine months of 1998, net income amounted to $2,417,250, or $2.08 per share on 1,161,426 average shares outstanding. Despite a comparatively good third quarter, year to date earnings are slightly below those reported for the first nine months of 1997. Reduced volume has been the largest factor affecting year to date earnings. Manufacturing costs are comparable to the prior year, and while interest expense has been reduced, those savings have been offset by increased administrative costs, including costs incurred in connection with implementation of new data processing systems and increased reserves for uncollectible accounts.
     We are pleased to report that all of our fastener facilities have been independently certified and registered with respect to the international quality standard, ISO-9002, and also to the automotive variant of that standard known as QS-9000. Attaining these certifications was essential to remaining a viable supplier to the automotive industry and serves as independent confirmation that our products are among the best in the world.
     Considerable attention has been directed toward the "Year 2000" issues.
We have been systematically reviewing all of our mission critical systems and equipment and have been polling our critical vendors and suppliers as well.
Our primary area of concern has been internal data processing systems and we are in the process of installing a new, enterprise wide data processing system that encompasses new hardware and software. This project currently is slightly behind schedule, but we remain confident that the system will be operational in time to prevent any major problems related to year 2000 problems. Similarly, our suppliers and customers report that they will be positioned to minimize any disruptions related to the change of the century.
     Overall, we are pleased with operations during the first nine months. Although revenue growth has not quite met our expectations, we have been successful in controlling costs while improving our quality systems and our productivity. Our outlook for the fourth quarter is positive. While economic signals are mixed, policy makers seem poised to stimulate the economy as needed and we believe the Company remains well positioned to meet the needs of its customers.

Respectfully yours,

John A. Morrissey                       John C. Osterman
Chairman                                       President

October 28, 1998

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

                          Chicago Rivet & Machine Co.
                Summary of Consolidated Results of Operations
              For the Three and Nine  Months Ended September 30


                                           Third Quarter                         First Nine Months
                                ---------------------------------         ----------------------------
                                     1998                  1997               1998             1997
                                    ------               -------             ------           ------
Net sales and lease revenue      $10,331,367          $10,122,352         $32,826,847      $33,585,799

Income before taxes                1,209,506            1,091,495           3,937,250        3,968,902

Income after  taxes                  718,506              704,495           2,417,250        2,506,902

Net income per share                     .62                  .60                2.08             2.14

Average shares outstanding         1,155,535            1,170,896           1,161,426        1,171,276

        ----------------------------------------------------------------------------------------------

                    (All figures subject to year end audit)