Form 10-K405
period 1998-12-31
CHICAGO RIVET & MACHINE CO
filed 1999-03-26
CIK 19871

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

                  For the fiscal year ended December 31, 1998

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

                       $24,288,219 AS OF FEBRUARY 2, 1999

 COMMON SHARES OUTSTANDING AS OF FEBRUARY 2, 1999 WERE 1,153,496 ($1 PAR VALUE)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998 (THE "1998 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                  PAGE 1 OF ____
                                                   EXHIBIT INDEX IS ON PAGE ____

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 1998


Item                                                                     Page
No.                                                                       No.
---                                                                      ----
                                     Part I

1.      Business                                                           3
2.      Properties                                                         4
3.      Legal Proceedings                                                  4
4.      Submission of Matters to a Vote of Security Holders                5

                                    Part II

5.      Market for Registrant's Common Equity and Related
         Stockholder Matters                                               6
6.      Selected Financial Data                                            6
7.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         6
8.      Financial Statements and Supplementary Data                       13
9.      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         13

                                    Part III

10.     Directors and Executive Officers of the Registrant                14
11.     Executive Compensation                                            14
12.     Security Ownership of Certain Beneficial Owners and
          Management                                                      14
13.     Certain Relationships and Related Transactions                    14

                                    Part IV

14.     Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K                                                        14

                                     PART I

ITEM 1 - BUSINESS

         Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December, 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: Fasteners and Assembly Equipment. The fastener segment consists of the manufacture and sale of rivets, cold-headed fasteners and parts and screw machine products. The Assembly Equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see
Note 1 which appears on page 11 of the Company's 1998 Annual Report to Shareholders, incorporated herein by reference. The 1998 Annual Report is filed as an exhibit to this report.

         The principal market for the fastener industry operations is the automotive and appliance industries within the United States. Sales are generally solicited by independent sales representatives.

         The segments in which the Company operates are characterized by active and substantial competition. No single company dominates the industry. The Company's competitors include both larger and smaller manufacturers, and segments or divisions of large, diversified companies with substantial financial resources. Principal competitive factors in the market for the Company's products are quality, service, reliability and price.

         The Company serves a wide variety of customers. Sales revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and appliances. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 1998, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to Bundy Corporation accounted for approximately 15% of the Company's consolidated revenues, in both 1998 and 1997 and sales to Fisher Dynamics Corporation accounted for approximately 10% of the Company's consolidated revenues in 1998 and approximately 11% of the Company's consolidated revenues in 1997. No single customer accounted for more than 10% of the Company's consolidated revenues in 1996.

         On December 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of H & L Tool Company, Inc. (H & L Tool) of Madison Heights, Michigan. H & L Tool manufactures specialty cold-formed parts, including fasteners, and screw machine products for sale to customers primarily in the automotive industry. The assets purchased included all of H & L Tool's production equipment, its facilities in Madison Heights, inventories, accounts receivable and other operating assets. The purchase price was approximately $19.1 million including $0.3 million of acquisition costs, and was financed through a $4.8 million credit in consideration of the seller's retention of all cash and marketable securities, an unsecured loan of $9.0 million and approximately $5.3 million of available cash. The Registrant intends to continue operations at the Madison Heights location. For further information regarding this acquisition, see Note 2 which appears on page 11 of the Company's Annual Report to Shareholders, incorporated herein by reference.

         The Company's business has historically been somewhat stronger during the first half of the year.

         In conformity with industry practice, the Company generally does not provide credit terms in excess of thirty days.

         The Company purchases raw materials from a number of sources, primarily within the United States. There are numerous sources of raw materials, and the Company does not have to rely on a single source for any of its requirements. The Company is not aware of any significant problem in the availability of raw materials used in its production.

         Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

         The Company does not engage in basic research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last three years were not material.

         At December 31, 1998, the Company employed 394 people.

         The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company's total sales.


ITEM 2 - PROPERTIES

The Company conducts its manufacturing and warehousing operations at five plants, which are described below. All Company-owned properties are held in fee and are used for the manufacture and warehousing of the Company's products. All plants are considered suitable and adequate for their present use. The Company also currently maintains a small sales office in Norwell, Massachusetts in a leased facility.

Of the properties described below, the Jefferson, Iowa and the Madison Heights, Michigan facilities are used entirely in the fastener segment. The Albia, Iowa facility is used exclusively in the assembly equipment segment. The Tyrone, Pennsylvania and the Naperville, Illinois facilities are utilized in both operating segments.

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


ITEM 3 - LEGAL PROCEEDINGS

         The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the

Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown. Despite the joint and several nature of liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. At a number of waste disposal sites, the issues affecting the Company, have been favorably resolved, or are nearing resolution, and accordingly, the Company has reduced the amount of reserves recorded in connection with these sites. Nevertheless, it is likely that the Company will incur additional costs associated with the remaining proceedings and, accordingly, the Company has recorded a total liability of $40,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1998.

                      Executive Officers of the Registrant

         The names, ages and positions of all executive officers of the Company, as of March 25, 1999, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                              Number of years
Name and Age of Officer             Position                    an Officer
-----------------------             --------                    ----------

John A. Morrissey          63       Chairman,Chief                     19
                                    Executive Officer

John C. Osterman           47       President, Chief                   15
                                    Operating Officer
                                    and Treasurer

Donald P. Long             47       Vice-President Sales                4

Kimberly A. Kirhofer       40       Secretary                           8

Michael J. Bourg           36       Corporate Controller            3 Mos.




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

- Mr. Bourg has been Controller of the Company since December 1998. Prior to that, he was Accounting Manager at Fuchs Lubricants Co. a manufacturer of industrial lubricants for two years and prior to that worked was employed by the public accounting firm of McGladrey & Pullen, LLP as a public accountant for more than five years.

- Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.




                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND
 RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of December 4, 1998 there were 451 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 15 of the 1998 Annual Report is incorporated herein by reference. The 1998 Annual Report is filed as an exhibit to this report.

ITEM 6 - SELECTED FINANCIAL DATA

         The section entitled "Selected Financial Data" which appears on page 14 of the 1998 Annual Report is incorporated herein by reference. The 1998 Annual Report is filed as an exhibit to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believe," "anticipated," "expected" and similar expressions are intended to identify "forward-looking statements," which statements speak only as of the date thereof. Such statements are subject to certain risks and uncertainties which could cause actual circumstances to differ materially from those mentioned in this discussion, including, but not limited to: (i) the ability of the Company to maintain its relationships with its significant customers, (ii) increases in the prices of, or limitations on the availability of, the Company's primary raw materials,
(iii) a downturn in the automotive industry, upon which the Company relies for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade, and (iv) failure of the Company or its major customers or suppliers to successfully address Year 2000 issues.

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


RESULTS OF OPERATIONS

         The recent year was another successful year for the Company. Despite a number of challenges, the Company posted respectable earnings on modest revenue growth. The economy continued to be strong throughout the year. In particular, the strength of the automotive industry was reflected in the growth of revenues within the fastener segment of our business. Unfortunately, most of that increase in revenues was offset by a decline in revenues in the assembly equipment segment of our operations. Demand in this segment was considerably weaker than in the prior year, and the market was characterized by significant competitive pressure on pricing. As a result, our overall product mix was more heavily weighted toward fasteners, a segment with traditionally lower margins. This resulting change in our product mix, combined with lower margins on machinery and equipment due to price competition, contributed to a reduction in net profits, compared to the outstanding results achieved in 1997.

         We are pleased to report that all of the Company's fastener operations have attained QS-9000 certification in addition to ISO-9002:1994 certification. Our automotive customers mandated certification to these standards as a prerequisite to continuing to receive new business, and we are pleased that we have been able to attain and maintain certification to these standards.

         The Company also made considerable progress in meeting its objective of implementing a new data management system. This project entails the implementation of new computer hardware and software that will not only improve information management in all operational disciplines, but will also ensure Year 2000 compliance. Piloting activity is nearing completion for the sales and finance portion of this initiative and implementation of the manufacturing portion is scheduled to begin late in the first half of 1999.

1998 COMPARED TO 1997

         Net sales and lease revenues increased slightly compared with 1997, totaling $44,938,184 for 1998, compared with $44,543,404 recorded during 1997. Revenues in the fastener segment increased 3.7%, largely as a result of the robust conditions in the automotive industry, which is the Company's primary market. Conversely, revenues from the assembly equipment segment, which includes sale of automatic assembly equipment, related tools and parts and lease revenue, declined 7.0% compared to 1997. Several factors contributed to the decline in revenue within the assembly equipment segment. The primary factor was a decline in unit volume compared to 1997, which was an uncharacteristically strong year. Also evident in 1998 was a noticeable change in product mix, with 1998 sales consisting of more lower margin equipment compared to 1997. Finally, in order to maintain certain customer relationships, the Company responded to competitive pricing pressures by accepting margins below those historically associated with its products in this segment.

         The positive impact from the increased level of fastener business was largely offset by increases in wages, higher costs related to health insurance and additional tooling expense in connection with initial production of a variety of new fasteners. In addition, depreciation expense increased 7.4% compared to 1997 due to increased capital expenditures. Competitive conditions within the fastener industry, in conjunction with our major customers' continuing policy of not accepting price increases, restricted our ability to recover these higher costs. The net result is reflected in only nominal improvement in gross profit within this segment of our operations. The Company's investment in newer, more efficient equipment and procedures is intended to reduce costs as well as expand capabilities, and should contribute to improved operating margins in the future.

         As would be expected given 1998's lower volume, gross profits in the assembly equipment segment declined compared to 1997. While variable costs were reduced in proportion to the reduced level of operations, fixed costs increased slightly due primarily to higher wage and depreciation expense. Finally, the competitive situation discussed above also had an adverse impact upon margins within this segment.

         Selling and administrative expenses, net of certain favorable adjustments to environmental reserve accounts, increased approximately 5.8% compared to 1997. Three factors comprise the majority of this increase. First, expenses incurred in connection with the development and implementation of new data processing software amounted to approximately $135,000; second, bad debt expense increased by $145,000 due to the voluntary reorganization of a certain fastener customer; and third, the Company incurred certain state taxes, totaling $225,000 during 1998. While the Company was subject to this same state tax during 1997, no tax liability was incurred in that year due to certain deductions allowed in the computation of the tax. In addition, the company incurred higher selling expense as a result of increased staffing designed to strengthen our presence in certain key markets. A portion of these increased costs were offset by reductions in commission expense, reductions in expenses related to attaining QS-9000 certification and a reduction in profit sharing expense.

         Net non-operating expense declined approximately 24% compared with 1997, primarily as a result of reduced interest expense, which decreased from $546,666 in 1997 to $376,098 during 1998. This interest expense is related to borrowing in connection with the 1996 acquisition of H & L Tool Company, Inc. The decrease in interest expense reflects both lower interest rates in 1998 and a lower principal balance outstanding compared with 1997. Interest income increased approximately 12% compared with 1997 due primarily to a higher level of investment during the year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. During interim periods, the Company uses estimated gross profit rates to determine the cost of goods sold. Actual results can vary from these estimates and these estimates are adjusted, as necessary, when actual information is available. During the fourth quarter of 1998, net income included net favorable adjustments to inventory, accruals and allowances aggregating $.05 per share. Similar adjustments in the fourth quarter of 1997 and 1996 amounted to $.16 per share and $.36 per share, respectively.

1997 COMPARED TO 1996

         Revenues increased in both the fastener and assembly equipment segments compared with 1996. Overall, net sales and lease revenues amounted to $44,543,404 in 1997 compared with $22,510,953 recorded in 1996. Revenues related to the sale of fasteners increased to $32,712,820 compared with $11,263,822 recorded in 1996. Revenues from H & L Tool are included for the full twelve months of 1997, compared with only one month in

1996, and this accounts for the largest share of the change, although revenues from the Company's historical product lines also increased compared with the prior year. Revenues in the assembly equipment segment increased 5.2%, and amounted to $11,830,584 compared with $11,247,131 in 1996.

         In line with the increase in revenues, the Company's total gross profit increased substantially compared with the prior year. The addition of H & L Tool accounts for a significant portion of the absolute increase; however, it should be noted that H & L Tool's revenues are entirely related to the sale of fasteners, and similar products, and the profit margins for those products, when expressed as a percentage of sales, are below the aggregate margins historically reported by the Company. As a result, even though gross margins increased substantially, gross profit margins, when expressed as a percentage of sales, declined from historical levels. Margins for our fastener products have been constrained by the highly competitive nature of the market. Further, the automotive customer base, which accounts for the majority of our sales, has established purchasing guidelines that discourage the acceptance of price increases, while simultaneously adding quality and service requirements that tend to increase operating costs for its suppliers. This has been the case for a number of years and is expected to continue in the years ahead. Accordingly, we have continued to invest in equipment and production methods designed to allow us to remain competitive and to control our manufacturing costs in order to produce an acceptable level of profitability. This strategy has been successful in the past and we intend to continue in a similar manner in the future. The success of this approach, coupled with increased volumes, contributed to improvements in gross margins from the sale of the Company's historical products, in both the fastener and assembly equipment segments, during 1997. Increases in fixed costs incurred are attributable to the acquisition and are consistent with expectations.

         Additional selling and administrative expenses incurred in connection with the operations of H & L Tool account for the majority of the increase experienced in 1997. While the total expense increased over prior years, the proportionate amount of the increase was substantially less than the increase in revenues, and is in line with expectations. Sales commission expense decreased as a percentage of sales, as a larger portion of revenues were generated from customers serviced on a direct basis, rather than through commissioned sales representatives.

         A number of factors contributed to a decrease of approximately $488,000 in net non-operating income compared to 1996. Interest expense increased by approximately $500,000, while interest income declined approximately $140,000. Both of these changes stem from the use of cash and debt to finance the H & L Tool purchase. Gains from the sale of surplus equipment, including sale of lease machines, and a loss due to the write off of an investment in computer software, resulted in a net gain of approximately $175,000.

DIVIDENDS

         The Company paid four regular quarterly dividends of $.18 per share during 1998. In addition, an extra dividend of $.40 per share was paid during the second quarter of 1998, bringing the total dividend payout to $1.12 per share. On February 15, 1999 your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 1999 to shareholders of record March 5, 1999. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 65 years. At that same meeting, the Board declared an extra dividend of $.35 per share, payable April 20, 1999 to shareholders of record, April 5, 1999.

ACQUISITION

         On December 3, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of H & L Tool Company, Inc. of Madison Heights, Michigan. The purchase price was approximately $19.1 million, including acquisition costs of $0.3 million, and was financed through a $4.8 million credit against the purchase price in consideration of the seller's retention of all cash and marketable securities, an unsecured loan of $9.0 million and approximately $5.3 million in available cash. Additional information is contained in Note 2 to the Consolidated Financial Statements. H & L Tool is a leading manufacturer of specialty screw-machine and cold-headed products serving the automotive industry. This acquisition significantly enhanced the Company's product offerings and strengthened our relationships with certain key customers.

MACHINERY & EQUIPMENT

         The Company made a number of significant investments in both equipment and building improvements during 1998. Capital expenditures totaled nearly $2,700,000. Expenditures related to new data processing systems, including computer hardware and software, totaled approximately $542,000. Expenditures for the purchase of new equipment used in the manufacture of fasteners amounted to $1,430,000. The Company also purchased a variety of new machine tools, material handling equipment and inspection equipment valued at approximately $313,000. Building improvements, which included the installation of new air compressors at one facility and a new roof at another facility, amounted to approximately $252,000. Investment in both new equipment and rebuilding of existing equipment used to plate and heat treat fasteners amounted to $63,000. A total of $51,000 was expended for the construction of new automatic rivet setting equipment that is leased to customers. The balance was expended for a variety of smaller office equipment and for the construction of new rivet setting machines that will be used for demonstration purposes.

         During 1997, capital investments totaled $963,917. Significant expenditures included approximately $540,000 for equipment used in the manufacture of fasteners and assembly equipment, $117,000 for data processing and telecommunications equipment, building improvements amounting to $87,000 and approximately $58,000 which was invested in new equipment related to quality control. The balance consists of investments in material handling equipment and other miscellaneous equipment.

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

         Depreciation expense was $1,498,302 in 1998, $1,372,415 in 1997 and $709,678 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital, at the end of 1998, amounted to approximately $12.4 million. While this is a decrease of $1.4 million compared to the beginning of the year, the current level is considered sufficient for current operations. The primary factor contributing to this decrease was the use of cash to fund the unusually high level of capital expenditures made during 1998. Accounts receivable balances at year-end increased by approximately $821,000 compared to 1997. Shipping activity during the latter part of 1998 was approximately 12% higher than during the same period in 1997, and the normal timing difference between shipment and the receipt of payment is reflected in the higher year-end accounts receivable balance. Long-term debt was reduced by $1.8 million as the Company continued to meet the repayment obligations of a commercial loan obtained in connection with the 1996 acquisition of H & L Tool. The Company borrowed

$9.0 million, on an unsecured basis, subject to certain customary covenants. (The note includes a covenant limiting annual capital expenditures to $2.5 million. During 1998, the Company's capital expenditures exceeded that limit due to a delay in receipt of certain equipment that was ordered for delivery in 1997 but was not delivered until 1998. The lender waived compliance with this covenant for 1998. The Company was in compliance with all other terms of the note throughout 1998.) Under the terms of the note, the Company is scheduled to repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the London Inter Bank Offering Rate, plus 80 basis points; or the lender's reference rate, less 75 basis points. The interest rate is adjusted quarterly and at year-end was approximately 6.26% and the unpaid balance of the note was $4.95 million. Capital expenditures for new equipment and data processing implementation are expected to total approximately $2.5 million during 1999 and early 2000. Management believes that this level of investment can be funded internally, nevertheless, a $1.0 million line of credit, which was obtained from the Bank of America in connection with the acquisition, remains available to the Company. There was no charge for this facility, and as of December 31, 1998, it was unused. The facility is scheduled to expire on May 30, 1999, but may be extended beyond that date.

NEW ACCOUNTING STANDARDS

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The adoption of FAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.
         The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by any other new, or proposed, accounting standards.


YEAR 2000 COMPLIANCE

         The Company continues to make ongoing assessments of its state of readiness with respect to Year 2000 ("Y2K") issues. This process can logically be segregated into two major categories -- information technology and non-information technology. The first category encompasses issues related to computer equipment and software used in the operation of the business, while the second category deals with all other aspects of Y2K issues, including, but not limited to, manufacturing equipment and systems, supplier and customer preparedness and facility related issues such as telecommunications equipment, HVAC systems and facility security. The Company has determined that its information technology systems are not Y2K compliant and has further determined that its existing software will not meet the needs of the organization in the future. Accordingly, significant resources have been allocated to the process of implementing a new data processing solution that will better meet the needs of the organization while also addressing the Y2K issues. The implementation of this solution is planned in three phases. The first two phases include hardware and network installation and the installation of application software related to financial reporting, inventory control, order processing, purchasing and payroll. Hardware and network installation has been completed. The software installation and testing is nearly completed, and training is scheduled for completion in May 1999. The final phase consists of implementation of the manufacturing software modules and is currently scheduled to begin late in the second quarter or early in the third quarter of 1999. This project is expected to resolve the fundamental Y2K information technology issues, and we believe that it will also have significant benefits to the organization in terms of more efficient operations, improved access to information related to production control and inventory management as well as improvements in customer service. While it is not possible to segregate the costs of this project into segments that are solely related to resolution of Y2K issues and costs associated with the other aspects of the project, the overall investment in information technology is expected to total approximately $1.1 million. Actual expenditures related to this project, through the end of 1998, totaled approximately $700,000. This project encompasses the Company's solution to Y2K issues as well as significant improvements in information systems. As such, nearly all of the information technology budget is committed to this project. No other information technology projects have been deferred because of resources committed to this project. Funding for this project is expected to be available from internal sources.

         While we believe that the timetable for implementation is realistic and attainable, it is not possible to be absolutely certain of completion within the scheduled time frame. The failure to correct a material Y2K issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, manual systems currently exist for the essential functions covered by this project, and such manual systems could be utilized on a temporary basis if the project falls substantially behind schedule, so the potential disruption resulting from a delay in implementation is expected to be manageable.
         With respect to non-information technology issues, the Company has completed an inventory of the production and support equipment and systems currently in use and determined that most such equipment does not contain microprocessors or embedded microchips and therefore will not be affected by Y2K issues. Certain, more modern, production equipment contains microprocessors. For the majority of that equipment, we have received the manufacturer's confirmation that the equipment is Y2K compliant. In a limited number of cases, we are awaiting responses from the equipment manufacturer and plan to continue efforts to ascertain the status of that equipment with respect to Y2K issues. We believe that we have alternative equipment available that could be utilized on an interim basis should some of the modern equipment fail unexpectedly. This eventuality would cause disruptions in our production schedules as the older equipment is less efficient than the newer equipment, and our manufacturing costs would be adversely affected as well. At this time, we are unable to quantify the monetary impact of this potential disruption.
         The Company has also requested that each of its major customers and critical suppliers advise the Company of their current state of readiness as well as their plans to resolve any open Y2K issues. The response to these requests has been varied. In general, most firms contacted have indicated that their systems are Y2K compliant, or that Y2K issues will be resolved during 1999. Typically, larger firms are better prepared than smaller concerns. A number of smaller customers have not, as yet , responded to our inquiries with respect to Y2K compliance. Ongoing follow up contacts with those vendors and customers that have not yet indicated Y2K compliance are being made in an effort to determine that their compliance efforts are progressing. The Company will continue to monitor the status of its key vendors and customers and will develop appropriate contingency plans as more information becomes available. The Company's contingency plans related to these issues are not complete at this time. Preliminary work in this area has focused upon information technology issues and in-house manufacturing issues. while we continue to evaluate the situation, based upon information currently available, we anticipate that we will be able to maintain core operations with existing manual systems supplemented by scheduling overtime to offset the reduced efficiency of manual systems. Contingency planning with respect to third parties is limited by incomplete information concerning their state of readiness and we are unable, at this time, to make a reasonable estimate of the impact Y2K issues will have on our customers or suppliers. We are evaluating the desirability of purchasing additional supplies of raw material and critical operating supplies during the second half of 1999. However, if our customers' plans include a similar contingency, it is possible that we will use any such safety stock to satisfy our customers' requests that we, in turn, supply them with safety stock. We are also evaluating what action will be required to protect the Company's facilities from the effects of cold weather in the event that utility service is disrupted. To date, we have received notification Y2K compliance from certain utility companies, but others have yet to respond to our requests for information. Our plans will be revised as more information becomes available.

STOCK PURCHASE PROGRAM

         Terms of a stock repurchase authorization originally approved by the Board of Directors in February of 1990, and subsequently amended to permit the repurchase of an aggregate of 200,000 shares, provide for purchases to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. Purchases under the current repurchase authorization have amounted to 135,196 shares at an average price of $14.44 per share. This includes the purchase of 15,800 shares during 1998 at an average price of $35.26 per share. It is management's intention to continue this program, provided market conditions are favorable and funding for repurchases is available.

PERSONNEL

         We are pleased to report that Michael J. Bourg joined the Company as Controller in December 1998. Mr. Bourg is a CPA with both public accounting and private industry experience and is a welcome addition to the staff.

OUTLOOK FOR 1999

         We anticipate that 1999 will be another successful year for Chicago Rivet & Machine Co. Consensus forecasts suggest that the economy will continue to grow at a moderate rate, and we expect to maintain, or increase our business relationships with our major existing customers and to aggressively solicit business from new customers. That optimism is tempered by the recognition that the ongoing consolidation among companies that supply the automotive industry has affected some of our long-term customer relationships in the past and may impact other relationships in the future. Revenues from the assembly equipment segment of our business were less robust in 1998 than in 1997 and, at the present time, we have no indications that a significant change will occur in 1999. While demand for fasteners continues to be relatively strong, our customers continue to challenge us with expectations of reductions in product costs. These expectations are manifested in many ways, including new quality initiatives, reductions in manufacturing lot sizes combined with more frequent shipments, or, on an increasing basis, requests for progressive annual price reductions. Our goal is to meet these challenges more successfully in 1999 by focusing on cost reduction strategies in all areas of our operations, while still providing the level of service and quality that our customers expect and deserve. The investments that have been made in equipment and technology are essential elements of that strategy. But we recognize that success, both past and future, is dependent upon intangible elements as well and take this opportunity to acknowledge, with gratitude, the support of our shareholders, the loyalty of our customers and suppliers and the conscientious efforts of our workforce.

ITEM 8 - FINANCIAL STATEMENTS AND
 SUPPLEMENTARY DATA

         See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 17 through 19 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants requiring disclosure herein.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 1999 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16 (a) of the Exchange Act, which is set forth at the end of the section entitled "Additional Information Concerning the Board of Directors and Committees" on pages 7 and 8 of the 1999 Proxy Statement, is incorporated herein by reference. The 1999 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

         The information set forth in the section entitled "Executive Compensation" which appears on pages 9 through 14 of the Company's 1999 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 and 8 of the Company's 1999 Proxy Statement is incorporated herein by reference. The 1999 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
 BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 1999 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 1999 Proxy Statement is incorporated herein by reference. The 1999 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Shareholders.

ITEM 13 - Certain Relationships and Related Transactions

         The information relating to the law firm of Morrissey & Robinson set forth in the penultimate sentence of footnote (2) on page 6 of the Company's 1999 Proxy Statement is incorporated herein by reference. The 1999 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 1999 Annual Meeting of Shareholders.


PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
 SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this report:

                  1.       Financial Statements:

                           See the section entitled "Consolidated Financial Statements" which appears on page 17 of this report.

                  2. Financial statement schedule and supplementary information required to be submitted.

                           See the section entitled "Financial Statement Schedule" which appears on pages 18 and 19 of this report.

                  3.       Exhibits:

                           See the section entitled "Exhibits" which appears on page 21 of this report.

         (b)               Reports on Form 8-K

                  1. The Company was not required to file Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Chicago Rivet & Machine Co.


                                            By /s/ John C. Osterman
                                              -------------------------
                                            John C. Osterman, President
                                            And Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey                       Chairman of the Board of
-----------------------                     Directors, Chief Executive
John A. Morrissey                           Officer and Member of the
                                            Executive Committee
                                            March 26, 1999
                                            --------------

/s/ John C. Osterman
-----------------------                     President, Chief Operating
John C. Osterman                            Officer, Treasurer (Chief
                                            Financial Officer), Member
                                            of the Executive Committee
                                            and Director
                                            March 26, 1999
                                            --------------

/s/ Robert K. Brown
-----------------------                     Director and Member of the
Robert K. Brown                             Executive Committee
                                            March 26, 1999
                                            --------------


/s/ Walter W. Morrissey
-----------------------                     Director, Member of Executive
Walter W. Morrissey                         Committee and Member of Audit
                                            Committee
                                            March 26, 1999
                                            --------------


/s/ Michael J. Bourg
-----------------------                     Controller (Principal
Michael J. Bourg                            Accounting Officer)
                                            March 26, 1999
                                            --------------

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements, together with the notes thereto and the report thereon of PricewaterhouseCoopers LLP dated March 5, 1999, appearing on pages 7 to 14 of the accompanying 1998 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 15 of the accompanying 1998 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7 herein, the 1998 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Consolidated Financial Statements from 1998 Annual Report (Exhibit 13 hereto):


Consolidated Balance Sheets(pages 7 & 8 of 1998 Annual Report)

Consolidated Statements of Operations (page 9 of 1998 Annual Report)

Consolidated Statements of Retained Earnings (page 9 of 1998 Annual Report) Consolidated Statements of Cash Flows (page 10 of 1998 Annual Report)

Notes to Consolidated Financial Statements (pages 11,12 and 13 of 1998 Annual Report)

Report of Independent Accountants (page 14 of 1998 Annual Report)

Quarterly Financial Data (Unaudited) (page 15 of 1998 Annual
Report)

                          FINANCIAL STATEMENT SCHEDULE

                               1998, 1997 and 1996

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 1998 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                               Page
                                                               ----
Financial statement schedule:

Valuation and Qualifying Accounts (Schedule VIII)               19

Report of Independent Accountants on
         Financial Statement Schedule                           20

                          CHICAGO RIVET & MACHINE CO.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                    Additions
                                                    Charged
                                      Balance         to                                               Balance
                                   at beginning     Costs and                          Other           At end
Classification                       of year        Expenses       Deductions       Adjustments        of year
--------------                     ------------     --------       ----------       -----------        --------
1998
Allowance for doubtful
accounts,
Returns and
allowances                           $123,022       $141,447       $141,447 (1)     $(53,022) (3)      $ 70,000


1997
Allowance for doubtful
accounts,
Returns and
allowances                           $108,652        $48,412        $34,042 (1)           --           $123,022


1996
Allowance for doubtful
accounts,
Returns and
allowances                           $166,634        $30,000        $34,042 (1)     $(53,940) (2)      $108,652


(1) Accounts receivable written off, net of recoveries.
(2) Reduction of allowance.
(3) Balance sheet reclassification.

                      Report of Independent Accountants on
                          Financial Statement Schedule




To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated March 5, 1999 appearing in the 1998 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers  LLP


Chicago, Illinois
March 5, 1999

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

3.1         Articles of Incorporation and Charter.
            Incorporated by reference to Company's
            report on Form 10, dated March 30, 1935.

3.2 Certified copy of articles of Amendment to Articles of Incorporation, dated November 4,
            1959. Incorporated by reference to Company's report on Form 8-A, dated April 30, 1965.

3.3         Amendment of Articles of Incorporation
            creating a class of 500,000 shares of no par value preferred stock. Incorporated by reference to Company's report on Form 10-K, dated April 30, 1972.

3.4         Amended and Restated By-Laws, dated January
            20, 1997. Incorporated by reference to the Company's report on Form 8-K, dated January 24, 1997.

3.5 Articles of Incorporation, as amended by the amendment to the Articles of Incorporation, dated August 18, 1997.
            Incorporated by reference to the Company's report on Form 10-K dated March 27, 1998.

*13         Annual Report to Shareholders for the year
            ended December 31, 1998.                                    23 through 42

21          Subsidiaries of the Registrant.                                  43

27.1        Financial Data Schedule.                                         44

            * Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.