Form 10-Q
period 1999-03-31
CHICAGO RIVET & MACHINE CO
filed 1999-05-17
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1999              Commission File Number 0-1227
                      --------------

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


Yes   X                          No
    -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at March 31, 1999
-----                                            -----------------------------
COMMON STOCK, $1.00 PAR VALUE                          1,153,496 SHARES
-----------------------------                          ----------------

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended March 31, 1999 are incorporated by reference in Part I of this Report.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX


PART I.                    FINANCIAL INFORMATION                         Page
                                                                         ----
     Consolidated Balance Sheets at March 31, 1999
          and December 31, 1998                                          2-3

     Consolidated Statements of Operations for the Three
          Months Ended March 31, 1999 and 1998                             4

     Consolidated Statements of Retained Earnings for the
          Three Months Ended March 31, 1999 and 1998                       5

     Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1999 and 1998                             6

     Notes to the Consolidated Financial Statements                      7-8

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-11



PART II.                   OTHER INFORMATION                           12-16

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                                     Assets

                                              March 31,            December 31,
                                                1999                  1998
                                                ----                  ----
                                             (Unaudited)
Current Assets:
  Cash and cash equivalents                 $ 3,167,280           $ 3,181,471
  Certificates of deposit                     1,151,521               550,254
  Accounts receivable - net of allowances     7,363,438             6,483,214
  Inventories:
    Raw materials                             1,711,551             1,656,179
    Work in process                           1,849,131             1,777,584
    Finished goods                            3,106,081             3,095,984
                                            -----------           -----------
  Total inventories                           6,666,763             6,529,747
                                            -----------           -----------
  Deferred income taxes                         700,191               691,191
  Other current assets                          156,795               235,149
                                            -----------           -----------

Total Current Assets                         19,205,988            17,671,026
                                            -----------           -----------
Property, Plant and Equipment
  Land and improvements                       1,008,901             1,008,901
  Buildings and improvements                  5,656,315             5,634,144
  Production equipment, leased
    machines and other                       23,848,263            23,737,405
                                            -----------           -----------
                                             30,513,479            30,380,450
  Less accumulated depreciation              16,643,510            16,235,695
                                            -----------           -----------
  Net Property, Plant and Equipment          13,869,969            14,144,755
                                            -----------           -----------
Total Assets                                $33,075,957           $31,815,781
                                            ===========           ===========



See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998

                      Liabilities and Shareholders' Equity


                                                 March 31,         December 31,
                                                   1999                1998
                                                   ----                ----
                                               (Unaudited)
Current Liabilities:
  Current portion of note payable              $ 1,800,000       $ 1,800,000
  Accounts payable                               2,065,562         1,272,462
  Wages and salaries                               900,959           745,158
  Contributions due profit sharing plan            190,182           546,078
  Other accrued expenses                           605,100           546,068
  Unearned lease revenue                            18,426            43,267
  Federal and state income taxes                   912,274           354,814
                                               -----------       -----------
Total Current Liabilities                        6,492,503         5,307,847

Note payable                                     2,700,000         3,150,000
Deferred income taxes                            1,329,275         1,345,275
                                               -----------       -----------
Total Liabilities                               10,521,778         9,803,122
                                               -----------       -----------

Shareholders' Equity:
  Preferred stock, no par value-authorized
    500,000 shares-none outstanding                     --                --
  Common stock, $1.00 par value;
    authorized 4,000,000 shares;
    issued and outstanding 1,153,496
    and 1,153,496, respectively                  1,153,496         1,153,496
  Additional paid-in capital                       453,184           453,184
  Retained earnings                             20,947,499        20,405,979
                                               -----------       -----------
Total Shareholders' Equity                      22,554,179        22,012,659
                                               -----------       -----------
Commitments and Contingencies (Note 4)

Total Liabilities and Shareholders' Equity     $33,075,957       $31,815,781
                                               ===========       ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)


                                               March 31,             March 31,
                                                 1999                  1998
                                                 ----                  ----

Net sales                                    $12,435,788           $11,580,739
Lease revenue                                     81,692                92,210
                                             -----------           -----------
                                              12,517,480            11,672,949
Cost of goods sold and costs
  related to lease revenue                     8,656,687             8,271,340
                                             -----------           -----------
Gross profit                                   3,860,793             3,401,609
Shipping, selling and
  administrative expenses                      1,915,906             1,822,305
Profit sharing expense                           190,000               120,299
                                             -----------           -----------
                                               1,754,887             1,459,005
Other income and expenses:
  Interest income                                 47,794                83,982
  Interest expense                               (77,439)             (105,525)
  Gain from sale of leased
    machines and other equipment                  11,428                14,311
  Other income (expense)                           3,790               (26,953)
                                             -----------           -----------
Income before income taxes                     1,740,460             1,424,820
Provision for income taxes                       588,000               510,000
                                             -----------           -----------
Net income                                   $ 1,152,460           $   914,820
                                             ===========           ===========
Average common shares outstanding              1,153,496             1,169,100
                                             ===========           ===========
Per share data:
  Net income per share                       $      1.00           $       .78
                                             ===========           ===========
  Cash dividends declared per share          $       .53           $       .58
                                             ===========           ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                   March 31,         March 31,
                                                     1999             1998
                                                     ----             ----

Retained earnings at beginning of period         $20,405,979       $18,882,418
Net income for the three months ended              1,152,460           914,820
Treasury stock retired at cost                            --            (5,371)
Cash dividends declared in the period,
  $.53 per share in 1999 and $.58 per
  share in 1998                                     (610,940)         (679,034)
                                                 -----------       -----------
Retained earnings at end of period               $20,947,499       $19,112,833
                                                 ===========       ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                                  (Unaudited)


                                                   March 31,         March 31,
                                                     1999              1998
                                                     ----              ----
Cash flows from operating activities:
Net income                                        $1,152,460       $   914,820
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                       424,305           374,071
  Net gain on the sale of properties                 (11,428)          (14,311)
  Deferred income taxes                              (25,000)            9,392
  Changes in working capital components:
    Accounts receivable                             (880,224)         (402,863)
    Inventories                                     (137,016)         (346,445)
    Other current assets                              78,354          (114,248)
    Accounts payable                                 389,376           (26,910)
    Accrued wages and salaries                       155,801           294,129
    Accrued profit sharing                          (355,896)         (547,586)
    Other accrued expenses                            59,032           155,543
    Unearned lease revenue                           (24,841)          (24,747)
    Income taxes payable                             557,460           299,315
                                                  ----------       -----------
  Net cash provided by operating activities        1,382,383           570,160
                                                  ----------       -----------

Cash flows from investing activities:
  Capital expenditures                              (163,843)         (761,329)
  Proceeds from the sale of properties                25,752            18,806
  Proceeds from held-to-maturity securities          550,254         2,467,715
  Purchases of held-to-maturity securities        (1,151,521)       (1,359,038)
                                                  ----------       -----------
  Net cash provided by (used in)
    investing activities                            (739,358)          366,154
                                                  ----------       -----------

Cash flows from financing activities:
  Payments under term loan agreement                (450,000)         (450,000)
  Purchase of treasury stock                              --            (5,650)
  Cash dividends paid                               (207,216)         (210,761)
                                                  ----------       -----------
  Net cash used by financing activities             (657,216)         (666,411)
                                                  ----------       -----------
Net increase (decrease) in cash and
  cash equivalents                                   (14,191)          269,903
Cash and cash equivalents at beginning
  of period                                        3,181,471         3,983,471
                                                  ----------       -----------
Cash and cash equivalents at end of period        $3,167,280       $ 4,253,374
                                                  ==========       ===========
Cash paid during the period for:
  Income taxes                                    $   55,540       $   201,293
  Interest                                        $   77,438       $   105,060



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998 and the results of operations and changes in cash flow for the indicated periods.

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

2. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the year.

3. The Company extends credit primarily on the basis of 30-day terms to various companies doing business primarily in the automotive and appliance industries. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

4. The Company is, from time to time involved in litigation, including environmental claims, in the normal course of business. With respect to environmental claims, the Company has recorded a liability of approximately $40,000. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available. In addition, the Company was recently notified that certain fasteners it manufactured may not conform to customer specifications. These fasteners become part of an assembly that is ultimately used in the braking system of certain vehicles. The Company believes that approximately 19,000 vehicles that include these assemblies may be recalled. The Company may incur potentially significant costs related to this issue. At this time, the Company cannot quantify its potential financial exposure due to uncertainties regarding the number of vehicles involved, the ultimate costs that may be incurred and the allocation of those costs among the parties involved. It is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, therefore no amount has been accrued at March 31, 1999.

                          CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5. Segment Information-The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw-machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


Three months ended                                 Assembly
  March 31, 1999:                    Fastener      Equipment        Other       Consolidated
                                     --------      ---------        -----       ------------
Net sales and lease revenue         $ 9,737,327   $ 2,780,153    $        --     $12,517,480
Depreciation                            299,508        65,517         59,280         424,305

Segment profit                        2,284,680     1,146,653             --       3,431,333
Selling and administrative
  expenses                                                         1,661,228       1,661,228
Interest expense                                                      77,439          77,439
Interest income                                                      (47,794)        (47,794)
                                                                                 -----------
Income before income taxes                                                         1,740,460
                                                                                 -----------
Capital expenditures                    106,599         1,024         56,220         163,843

Segment assets:
  Inventory                           3,777,597     2,889,166             --       6,666,763
  Property, plant and equipment      10,385,719     1,721,228      1,763,022      13,869,969
  Other assets                               --            --     12,539,225      12,539,225
                                                                                 -----------
                                                                                  33,075,957
                                                                                 -----------
Three Months Ended
  March 31, 1998:

Net sales and lease revenue         $ 8,800,610   $ 2,872,339    $        --     $11,672,949

Depreciation                            269,665        62,255         39,151         374,071

Segment profit                        1,762,184     1,296,782             --       3,058,966
Selling and administrative
  expenses                                                         1,612,603       1,612,603
Interest expense                                                     105,525         105,525
Interest income                                                      (83,982)        (83,982)
                                                                                 -----------
Income before income taxes                                                         1,424,820
                                                                                 -----------

Capital expenditures                    604,039        20,574        136,716         761,329

Segment assets:
  Inventory                           3,920,270     2,780,782             --       6,701,052
  Property, plant and equipment      10,275,428     1,560,095      1,501,336      13,336,859
  Other assets                               --            --     13,373,844      13,373,844
                                                                                 -----------
                                                                                  33,411,755
                                                                                 -----------

CHICAGO RIVET & MACHINE CO.
Management's Discussion and Analysis of Financial Condition and Results of Operations

     Financial results for the first quarter of 1999 were excellent. Driven by continued strength in the automotive industry, the net sales and lease revenues increased to $12,517,480 during the quarter, compared with $11,672,949 recorded during the first quarter of 1998. All of the increase is attributable to the fastener segment of our operations, where revenues increased 10.6% to $9,737,327 compared with $8,800,610 during the same period in 1998. Revenues within the assembly equipment segment declined slightly to $2,780,153 in the first quarter of 1999, compared to $2,872,339 during the first quarter of 1998.
     Net income improved significantly, amounting to $1,152,460 or $1.00 per share on 1,153,496 average shares outstanding during the quarter, compared with $914,820, or $.78 per share on 1,169,100 average shares outstanding during the first quarter of 1998. The success of ongoing efforts to control manufacturing costs, combined with the significant increase in volumes, are the major factors contributing to the quarter to quarter improvement in results within the fastener segment. Within the assembly equipment segment, operating results trail the year earlier period primarily due to reduced unit sales and a somewhat less favorable product mix compared to the first quarter of 1998.
     Selling, general and administrative expenses increased by approximately $163,000, or 8.4%, compared to the first quarter of 1998. This change is primarily comprised of higher profit sharing expense, proportionate with increased profitability, and higher state tax expense. These changes were partially offset by reductions in commission and consulting expenses associated with the Company's subsidiary, H & L Tool Company.
     During the quarter, working capital increased by approximately $0.3 million and totaled $12.7 million at the end of the quarter. Accounts receivable increased compared to the year-end 1998 balances, largely due to the increase in sales during the first quarter compared with the fourth quarter of 1998. As previously disclosed, the Company was recently notified that certain fasteners it manufactured may not conform to customer specifications. These fasteners become part of an assembly that is ultimately used in the braking system of certain vehicles. The Company believes that approximately 19,000 vehicles that include these assemblies may be recalled. The Company may incur potentially significant costs related to this issue. At this time, the Company cannot quantify its potential financial exposure due to uncertainties regarding the number of vehicles involved, the ultimate costs that may be incurred and the allocation of those costs among the parties involved.
     The Company continues to make quarterly principal payments of $450,000, plus interest at a variable rate, on its term note as scheduled. At March 31, 1999 the principal balance outstanding was $4.5 million and the interest rate was approximately 5.9%. The Company is in full compliance with all terms of the note. The Company also has a $1.0 million line of credit from the Bank of America. This line remains unused and is scheduled to expire on May 30, 1999. Although the Company believes that its current cash, cash equivalents and existing borrowings will be sufficient to provide adequate working capital through at least the next twelve months, consideration will be given to extending the line of credit for an additional twelve months.
     The Company continues to make ongoing assessments of its state of readiness with respect to Year 2000 ("Y2K") issues. This process can logically be segregated into two major categories - information technology and non-information technology. The first category encompasses issues related to computer equipment and software used in the operation of the business, while the second category deals with all other aspects of Y2K issues including, but not limited to, manufacturing equipment and systems, supplier and customer preparedness and facility related issues such as telecommunications equipment, HVAC systems and facility security.
     The Company has determined that its information technology systems are not Y2K compliant and has further determined that its existing software will not meet the needs of the organization in the future. Accordingly, significant resources have been allocated to the process of implementing a new data processing solution that will better meet the needs of the organization while also addressing the Y2K issues. The implementation of this solution is planned in three phases. The first two phases include hardware and network installation and the installation of application software related to financial reporting, inventory control, order processing, purchasing and payroll. Hardware and network installation has been completed. The software installation and testing is nearly completed, and training is scheduled for completion in May 1999. Implementation of the new application software has been deferred until July 1, 1999 due to a persistent malfunction in the order processing module. The supplier of the software is aware of the issue and a correction to the software is expected in the next few weeks. This delay has also affected the implementation schedule for the final phase of this project, which consists of implementation of the manufacturing software modules. Training for this portion is still scheduled for completion during the second quarter, and implementation is currently scheduled to begin during the third quarter of 1999. This project is expected to resolve the fundamental Y2K information technology issues, and we believe that it will also have significant benefits to the organization in terms of more efficient operations, improved access to information related to production control and inventory management as well as improvements in customer service. While it is not possible to segregate the costs of this project into segments that are solely related to resolution of Y2K issues and costs associated with the other aspects of the project, the overall investment in information technology is expected to total approximately $1.1 million. Actual expenditures related to this project, through March 31, 1999, totaled approximately $780,000. This project encompasses the Company's solution to Y2K issues as well as significant improvements in information systems. As such, nearly all of the information technology budget is committed to this project. No other information technology projects have been deferred because of resources committed to this project. Funding for this project is expected to be available from internal sources.
     While we believe that the timetable for implementation is realistic and attainable, it is not possible to be absolutely certain of completion within the scheduled time frame. The failure to correct a material Y2K issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, manual systems currently exist for the essential functions covered by this project, and such manual systems could be utilized on a temporary basis if the project falls substantially behind schedule, so the potential disruption resulting from a delay in implementation is expected to be manageable.
     With respect to non-information technology issues, the Company has completed an inventory of the production and support equipment and systems currently in use and determined that most such equipment does not contain microprocessors or embedded microchips and therefore will not be affected by Y2K issues. Certain, more modern, production equipment contains microprocessors. For the majority of that equipment, we have received the manufacturer's confirmation that the equipment is Y2K compliant. In a limited number of cases, we are awaiting responses from the equipment manufacturer and plan to continue efforts to ascertain the status of that equipment with respect to Y2K issues. We believe that we have alternative equipment available that could be utilized on an interim basis should some of the modern equipment fail unexpectedly. This eventuality would cause disruptions in our production schedules as the older equipment is less efficient than the newer equipment, and our manufacturing costs would be adversely affected as well. At this time, we are unable to quantify the monetary impact of this potential disruption.
     The Company has also requested that each of its major customers and critical suppliers advise the Company of their current state of readiness as well as their plans to resolve any open Y2K issues. The response to these requests has been varied. In general, most firms contacted have indicated that their systems are Y2K compliant, or that Y2K issues will be resolved during 1999. Typically, larger firms are better prepared than smaller concerns. A number of smaller customers have not, as yet, responded to our inquiries with respect to Y2K compliance. Ongoing follow up contacts with those vendors and customers that have not yet indicated Y2K compliance are being made in an effort to determine that their compliance efforts are progressing. The Company will continue to monitor the status of its key vendors and customers and will develop appropriate contingency plans as more information becomes available.
     The Company's contingency plans related to these issues are not complete at this time. Preliminary work in this area has focused upon information technology issues and in-house manufacturing issues. While we continue to evaluate the situation, based upon information currently available, we anticipate that we will be able to maintain core operations with existing manual systems supplemented by scheduling overtime to offset the reduced efficiency of manual systems. Contingency planning with respect to third parties is limited by incomplete information concerning their state of readiness and we are unable, at this time, to make a reasonable estimate of the impact Y2K issues will have on our customers or suppliers. We are evaluating the desirability of purchasing additional supplies of raw material and critical operating supplies during the second half of 1999. However, if our customers' plans include a similar contingency, it is possible that we will use any such safety stock to satisfy our customers' requests that we, in turn, supply them with safety stock. We are also evaluating what action will be required to protect the Company's facilities from the effects of cold weather in the event that utility service is disrupted. To date, we have received notification of Y2K compliance from certain utility companies, and most others have advised that they expect to achieve Y2K compliance before the end of 1999. Our plans will continue to be revised as more information becomes available.
     On an overall basis, we are pleased with the excellent financial results achieved during the first quarter. While demand within the fastener segment exceeded our expectations, the concerted and dedicated efforts of employees in all areas enabled us to successfully meet the needs of our customers and, to do so profitably. Market conditions within the assembly equipment segment are not as strong as we would like and competition continues to be a factor that adversely affects both volume and pricing. While this segment of our business continues to be profitable, margins are not as robust as they have been in the past. We are increasing our efforts to solicit new business within this segment and we continue to work toward reducing our manufacturing costs. The Company's products and service have, over time, earned a reputation that is among the best in the market. While recent developments will certainly affect that reputation, our reputation is underpinned by the billions of parts we have manufactured that consistently met the stringent specifications of our customers. Our objective, of course, is to meet specification 100% of the time, and our manufacturing and quality control procedures are regularly reviewed in order to identify and implement improvements.

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

Item 4.  Submission of matters to a vote of security holders

         The Company's Annual Meeting of Stockholders was held on May 11, 1999. At the meeting, 92.1% of the outstanding shares of the Company's voting stock was represented in person or by proxy. The only proposal voted upon was the election of six directors for a term ending at the Annual Meeting in 2000. The six persons nominated by the Company's Board of Directors received the following votes and were elected:

         NAME                           FOR                      WITHHELD
         ----                           ---                      --------
         William T. Divane, Jr.         1,060,893                3,062
         Stephen L. Levy                1,055,750                6,523
         John R. Madden                 1,057,142                5,363
         John A. Morrissey              1,060,294                3,262
         Walter W. Morrissey            1,060,293                3,262
         John C. Osterman               1,060,894                3,062

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Interim Report to Shareholders for the quarter ended March 31, 1999.

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

                                             CHICAGO RIVET & MACHINE CO.
                                             ---------------------------
                                                    (Registrant)

Date:  May 14, 1999
                                             /s/ John A. Morrissey
                                             -----------------------------------
                                             John A. Morrissey
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


Date:  May 14, 1999


                                             /s/ John C. Osterman
                                             -----------------------------------
                                             John C. Osterman
                                             President, Chief Operating
                                             Officer and Treasurer
                                             (Principal Financial Officer)


Date:  May 14, 1999

                                             /s/ Michael J. Bourg
                                             -----------------------------------
                                             Michael J. Bourg
                                             Controller (Principal Accounting
                                             Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS


Exhibit
Number                                                                   Page
                                                                         ----

 19.1                Interim Report to Shareholders for the
                       quarter ended March 31, 1999                      14-15

 27.1                Financial Data Schedule                                16