Form 10-Q
period 1999-06-30
CHICAGO RIVET & MACHINE CO
filed 1999-08-10
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 1999            Commission File Number   0-1227
                      ------------


                           CHICAGO RIVET & MACHINE CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


ILLINOIS                                                            36-0904920
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                   60566
--------------------------                                             -----
(Address of principal executive office)                              (Zip Code)


Registrant's telephone number, including area code (630) 357-8500
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes         X                                          No
           ---                                            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                            Outstanding at June 30, 1999
-----                                            ----------------------------
COMMON STOCK, $1.00 PAR VALUE                          1,152,496 SHARES


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended June 30, 1999 are incorporated by reference in Part I of this Report.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                         Page

      Consolidated Balance Sheets at June 30, 1999
               and December 31, 1998                                      2-3

      Consolidated Statements of Operations for the Three
               and Six Months Ended June 30, 1999 and 1998                  4

      Consolidated Statements of Retained Earnings for the
               Six Months Ended June 30, 1999 and 1998                      5

      Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 1999 and 1998                                 6

      Notes to the Consolidated Financial Statements                      7-9

      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      10-12



PART II.                   OTHER INFORMATION                            13-18

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998


                                                    June 30,       December 31,
                                                     1999             1998
                                                  -----------      -----------
                                                   Unaudited

                          Assets

Current Assets:
  Cash and cash equivalents                       $ 2,209,198      $ 3,181,471
  Certificates of deposit                           2,401,521          550,254
  Accounts receivable - net of allowances           7,352,203        6,483,214
  Inventories:
    Raw materials                                   1,583,236        1,656,179
    Work in process                                 1,710,741        1,777,584
    Finished goods                                  2,864,250        3,095,984
                                                  -----------      -----------
  Total inventories                                 6,158,227        6,529,747
                                                  -----------      -----------

  Deferred income taxes                               691,191          691,191
  Other current assets                                149,391          235,149
                                                  -----------      -----------
Total current assets                               18,961,731       17,671,026
                                                  -----------      -----------

Property, Plant and Equipment:
    Land and improvements                           1,008,901        1,008,901
    Buildings and improvements                      5,656,316        5,634,144
    Production equipment, leased
      machines and other                           24,269,700       23,737,405
                                                  -----------      -----------
                                                   30,934,917       30,380,450
Less accumulated depreciation                      17,015,523       16,235,695
                                                  -----------      -----------
Net property, plant and equipment                  13,919,394       14,144,755
                                                  -----------      -----------
Total assets                                      $32,881,125      $31,815,781
                                                  ===========      ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998


                                                    June 30,       December 31,
                                                     1999             1998
                                                  -----------      -----------
                                                   Unaudited

        Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                 $ 1,800,000      $ 1,800,000
  Accounts payable                                  1,331,340        1,272,462
  Wages and salaries                                1,178,760          745,158
  Contributions due profit sharing plan               375,181          546,078
  Other accrued expenses                            1,474,743          546,068
  Unearned lease revenue                               29,060           43,267
  Federal and state income taxes                      308,274          354,814
                                                  -----------      -----------
Total current liabilities                           6,497,358        5,307,847

Note payable                                        2,250,000        3,150,000
Deferred income taxes                               1,330,275        1,345,275
                                                  -----------      -----------
Total liabilities                                  10,077,633        9,803,122
                                                  -----------      -----------

Shareholders' Equity:
  Preferred stock, no par value-authorized
    500,000 shares-none outstanding                         -                -
  Common stock, $1.00 par value;
    authorized 4,000,000 shares;
    issued and outstanding 1,152,496
    and 1,153,496, respectively                     1,152,496        1,153,496
  Additional paid-in capital                          452,791          453,184
  Retained earnings                                21,198,205       20,405,979
                                                  -----------      -----------
Total shareholders' equity                         22,803,492       22,012,659
                                                  -----------      -----------

Commitments and contingencies (Note 4)

Total liabilities and shareholders' equity        $32,881,125      $31,815,781
                                                  ===========      ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                         -------------------------   -------------------------
                             1999          1998          1999          1998
                             ----          ----          ----          ----
Net sales                $12,863,103   $10,723,985   $25,298,891   $22,304,724
Lease revenue                 70,587        98,546       152,279       190,756
                         -----------   -----------   -----------   -----------
                          12,933,690    10,822,531    25,451,170    22,495,480
Cost of goods sold and
  costs related to lease
  revenue                  9,951,328     7,628,117    18,608,015    15,899,457
                         -----------   -----------   -----------   -----------
Gross profit               2,982,362     3,194,414     6,843,155     6,596,023

Shipping, selling and
  administrative
  expenses                 2,070,082     1,740,632     3,985,988     3,562,937
Profit sharing expense       185,000       140,000       375,000       260,299
                         -----------   -----------   -----------   -----------
                             727,280     1,313,782     2,482,167     2,772,787

Other income and expenses:
  Interest income             47,173        57,352        94,967       141,334
  Interest expense           (61,827)     (103,022)     (139,266)     (208,547)
  Gain from sale/
    disposal of leased
    machines and other
    equipment                  3,114            29        14,542        14,340
  Other income                 4,372        34,783         8,162         7,830
                         -----------   -----------   -----------   -----------
Income before income
  taxes                      720,112     1,302,924     2,460,572     2,727,744
Provision for income
  taxes                      239,000       519,000       827,000     1,029,000
                         -----------   -----------   -----------   -----------
Net Income               $   481,112   $   783,924   $ 1,633,572   $ 1,698,744
                         ===========   ===========   ===========   ===========
Average common shares
  outstanding              1,152,832     1,159,793     1,153,162     1,164,421
                         ===========   ===========   ===========   ===========

Per share data:
  Net income per share   $      0.42   $      0.68   $      1.42   $      1.46
                         ===========   ===========   ===========   ===========
  Cash dividends
    declared per share   $      0.18   $      0.18   $      0.71   $      0.76
                         ===========   ===========   ===========   ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


                                                             June 30,
                                                        1999           1998
                                                     -------------------------
Retained earnings at beginning of period             $20,405,979   $18,882,418

Net income for the six months ended                    1,633,572     1,698,744

Treasury stock retired at cost                           (22,782)     (485,805)

Cash dividends declared in the period,
  $.71 per share in 1999 and $.76 per
  share in 1998                                         (818,564)     (885,846)
                                                     -----------   -----------
Retained earnings at end of period                   $21,198,205   $19,209,511
                                                     ===========   ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

                                                       June 30,      June 30,
                                                         1999         1998
                                                         ----         ----
Cash flows from operating activities:
Net income                                           $ 1,633,572   $ 1,698,744
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                           884,795       757,603
  Net gain on the sale of properties                     (14,542)      (14,340)
  Deferred income taxes                                  (15,000)       33,606
  Changes in working capital components:
    Accounts receivable                                 (868,989)      (41,822)
    Inventories                                          371,520      (468,049)
    Other current assets                                  85,758      (126,334)
    Accounts payable                                      58,878      (469,123)
    Accrued wages and salaries                           433,602       183,136
    Accrued profit sharing                              (170,897)     (410,857)
    Other accrued expenses                               928,675       (72,634)
    Unearned lease revenue                               (14,207)       25,033
    Income taxes payable                                 (46,540)          398
                                                     -----------   -----------
    Net cash provided by operating activities          3,266,625     1,095,361
                                                     -----------   -----------

Cash flows from investing activities:
  Capital expenditures                                  (684,297)   (1,406,210)
  Proceeds from the sale of properties                    39,405        19,557
  Proceeds from held-to-maturity securities              950,254     3,777,715
  Purchases of held-to-maturity securities            (2,801,521)   (2,364,038)
                                                     -----------   -----------
  Net cash provided by (used in)
    operating activities                              (2,496,159)       27,024
                                                     -----------   -----------

Cash flows from financing activities:
  Payments under term loan agreement                    (900,000)     (900,000)
  Purchase of treasury stock                             (24,175)     (504,888)
  Cash dividends paid                                   (818,564)     (885,846)
                                                     -----------   -----------
  Net cash used by financing activities               (1,742,739)   (2,290,734)
                                                     -----------   -----------

Net decrease in cash and cash equivalents               (972,273)   (1,168,349)
Cash and cash equivalents at beginning of period       3,181,471     3,983,471
                                                     -----------   -----------
Cash and cash equivalents at end of period           $ 2,209,198   $ 2,815,122
                                                     ===========   ===========

Cash paid during the period for:
  Income taxes                                       $   888,540   $   995,099
  Interest                                           $   145,542   $   208,547


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ending June 30, 1999 are not necessarily indicative of the results to be expected for the year.

3. The Company extends credit primarily on the basis of 30-day terms to various companies doing business primarily in the automotive and appliance industries. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

4. The Company is, from time to time involved in litigation, including environmental claims, in the normal course of business. While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company's financial position.

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw-machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


Three months ended                                       Assembly
  June 30, 1999:                            Fastener     Equipment      Other     Consolidated
                                            --------     ---------      -----     ------------
Net sales and lease revenue                $ 9,900,233  $ 3,033,457  $        --   $12,933,690

Depreciation                                   335,694       65,516       59,280       460,490

Segment profit                               1,279,682    1,276,499           --     2,556,181
Selling and administrative
  expenses                                                             1,821,415     1,821,415
Interest expense                                                          61,827        61,827
Interest income                                                          (47,173)      (47,173)
                                                                                   -----------
Income before income taxes                                                             720,112
                                                                                   -----------

Capital expenditures                           368,987      132,889       18,578       520,454

Segment assets:
  Inventory                                  3,305,761    2,852,466           --     6,158,227
  Property, plant and
    equipment                               10,425,610    1,771,463    1,722,321    13,919,394
  Other assets                                      --           --   12,803,504    12,803,504
                                                                                   -----------
                                                                                    32,881,125
                                                                                   -----------
Three Months Ended
  June 30, 1998:

Net sales and lease revenue                $ 8,103,638  $ 2,718,893  $        --   $10,822,531

Depreciation                                   280,807       61,505       41,220       383,532

Segment profit                               1,747,547    1,114,737           --     2,862,284
Selling and administrative
  expenses                                                             1,513,690     1,513,690
Interest expense                                                         103,022       103,022
Interest income                                                          (57,352)      (57,352)
                                                                                   -----------
Income before income taxes                                                           1,302,924
                                                                                   -----------

Capital expenditures                           369,995       88,202      186,684       644,881

Segment assets:
  Inventory                                  4,058,874    2,763,782           --     6,822,656
  Property, plant and
    equipment                               10,349,169    1,601,518    1,646,799    13,597,486
  Other assets                                      --           --   11,257,774    11,257,774
                                                                                   -----------
                                                                                    31,677,916
                                                                                   -----------

                          CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Six months ended                          Assembly
  June 30, 1999:             Fastener     Equipment      Other     Consolidated
                             --------     ---------      -----     ------------
Net sales and lease revenue $19,637,560  $ 5,813,610  $        --   $25,451,170

Depreciation                    635,202      131,033      118,560       884,795

Segment profit                3,564,362    2,423,152           --     5,987,514
Selling and administrative
  expenses                                              3,482,643     3,482,643
Interest expense                                          139,266       139,266
Interest income                                           (94,967)      (94,967)
                                                                    -----------
Income before income taxes                                            2,460,572
                                                                    -----------

Capital expenditures            475,586      133,913       74,798       684,297


Six Months Ended
  June 30, 1998:

Net sales and lease revenue $16,904,248  $ 5,591,232  $        --   $22,495,480

Depreciation                    550,472      126,760       80,371       757,603

Segment profit                3,509,731    2,411,519           --     5,921,250
Selling and administrative
  expenses                                              3,126,293     3,126,293
Interest expense                                          208,547       208,547
Interest income                                          (141,334)     (141,334)
                                                                    -----------
Income before income taxes                                            2,727,744
                                                                    -----------

Capital expenditures            974,034      108,776      323,400     1,406,210

                           CHICAGO RIVET & MACHINE CO.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

     Net sales and lease revenues for the second quarter of 1999 amounted to $12,933,690, which represents an increase of 19.5% compared with the second quarter of 1998. Revenues from the assembly equipment segment increased 11.6%, compared with the second quarter of 1998, while revenues in the fastener segment increased 22.2%. These increases are largely attributable to the continued strength in the automobile industry, which is the Company's primary market. It should be noted that during the second quarter of 1998, revenues were negatively affected by a work stoppage experienced by one of the major automobile manufacturers, which significantly limited revenues during that period. Nevertheless, revenues have increased appreciably compared to the prior year.

     As previously announced, the Company's 1999 second quarter earnings were adversely impacted by costs incurred in connection with a recall of vehicles that contained certain non-conforming parts which were manufactured by the Company. The Company has negotiated a settlement related to the recall and also incurred certain internal costs related to repair of the affected vehicles. The total costs incurred in connection with the recall, and the related settlement, amounted to $944,000, before taxes ($623,000, after taxes.) Of the pre-tax amount, approximately $910,000 was charged to cost of goods sold, and is the primary factor contributing to the reduction in gross profits during the second quarter of 1999. Gross margins, excluding this adjustment, were approximately equal to those reported during the second quarter and first six months of 1998. Shipping, selling and administrative expenses increased approximately $329,000 compared to the second quarter of 1998. The primary factors contributing to this increase included $76,000 for consulting expenses related to data processing, higher state tax expense of $64,000, higher freight and shipping expenses of $50,000, $34,000 in expenses related to the product recall, increases in salary expense of $30,000 and depreciation expense of $22,000.

     The Company's financial condition continues to be sound. During the quarter, working capital decreased by approximately $0.2 million and totaled $12.5 million at the end of the quarter. Accounts receivable balances were essentially unchanged during the quarter, although the balance has increased compared to the year-end 1998 balances, largely due to the increase in sales during the most recent period compared with the fourth quarter of 1998. Capital expenditures during the second quarter amounted to $520,000, including $81,000 related to computer system conversion costs. Other major expenditures included $247,000 for cold-heading equipment, $76,000 for a lathe used in production of tooling for assembly equipment, $60,000 for various test equipment utilized in quality control and $38,000 for new telephone and voice mail systems at two facilities.

     The Company continues to make scheduled quarterly principal payments of $450,000 plus interest at a variable rate on its term note. At June 30, 1999, the principal balance was $4.05 million and the interest rate was approximately 5.9%. The Company also has a $1.0 million line of credit from the Bank of America. This line remains unused and is scheduled to expire on May 30, 2000. The Company believes that its current cash, cash equivalents and existing borrowings will be sufficient to provide adequate working capital through at least the next twelve months.

     During the second quarter of 1999, the Company repurchased 1,000 shares of its stock under the terms of its existing stock repurchase program, which provides for the repurchase of an aggregate of 200,000 shares, with such purchases to be made, from time to time, in the open market, or in private transactions. The most recent purchases were made in the open market, at an aggregate purchase price of $24,175, bringing the total purchases made under the current program to 136,196 shares at an average price of $14.51 per share. It is management's intention to continue this program, provided conditions are favorable and funding for repurchases is available.

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

     The Company has determined that its information technology systems are not Y2K compliant and has further determined that its existing software will not meet the needs of the organization in the future. Accordingly, significant resources have been allocated to the process of implementing a new data processing solution that will better meet the needs of the organization while also addressing the Y2K issues. The implementation of this solution is planned in three phases. The first two phases include hardware and network installation and the installation of application software related to financial reporting, inventory control, order processing, purchasing and payroll. Hardware and network installation has been completed. The software testing and training has been completed, and one facility has successfully completed implementation and is now utilizing the new software. Other facilities, which were originally scheduled to complete implementation during the second quarter, have delayed implementation until September 1, 1999 due to unanticipated issues related to data conversion. This delay has resulted in the necessity of delaying implementation of the final phase, which consists of implementation of the manufacturing software modules and, while this final phase is currently underway, implementation is now scheduled to begin late in the fourth quarter. Given the delays experienced to date, the Company is in the process of identifying certain mission critical features of its existing data processing systems that may need to be modified so that they are Y2K compliant in the event that the final phase of the new software implementation is delayed beyond December 31, 1999. Implementation of the new data processing systems is expected to resolve the fundamental Y2K information technology issues, and we believe that it will also have significant benefits to the organization in terms of more efficient operations, improved access to information related to production control and inventory management as well as improvements in customer service. While it is not possible to segregate the costs of this project into segments that are solely related to resolution of Y2K issues and costs associated with the other aspects of the project, the overall investment in information technology is expected to total approximately $1.3 million. Actual expenditures related to this project, through the first half of 1999, totaled approximately $955,000. This project encompasses the Company's solution to Y2K issues as well as significant improvements in information systems. As such, nearly all of the information technology budget is committed to this project. No other information technology projects have been deferred because of resources committed to this project. Funding for this project is expected to be available from internal sources.

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

     The Company has also requested that each of its major customers and critical suppliers advise the Company of their current state of readiness, as well as their plans to resolve any open Y2K issues. The response to these requests has been varied. In general, most firms contacted have indicated that their systems are Y2K compliant, or that Y2K issues will be resolved during 1999. Typically, larger firms are better prepared than smaller concerns. A number of smaller customers have not, as yet, responded to our inquiries with respect to Y2K compliance. Ongoing follow up contacts with those vendors and customers that have not yet indicated Y2K compliance are being made in an effort to determine that their compliance efforts are progressing. The Company will continue to monitor the status of its key vendors and customers and will develop appropriate contingency plans as more information becomes available.

     The Company's contingency plans related to these issues are not complete at this time. Preliminary work in this area has focused upon information technology issues and in-house manufacturing issues. While we continue to evaluate the situation, based upon information currently available, we anticipate that we will be able to maintain core operations with existing manual systems supplemented by scheduling overtime to offset the reduced efficiency of manual systems. Contingency planning with respect to third parties is limited by incomplete information concerning their state of readiness, and we are unable, at this time, to make a reasonable estimate of the impact Y2K issues will have on our customers or suppliers. We are evaluating the desirability of purchasing additional supplies of raw materials and critical operating supplies during the second half of 1999. However, if our customers' plans include a similar contingency, it is possible that we will use any such safety stock to satisfy our customers' requests that we, in turn, supply them with safety stock. We are also evaluating what action will be required to protect the Company's facilities from the effects of cold weather in the event that utility service is disrupted. To date, we have received notification of Y2K compliance from certain utility companies, but others have yet to respond to our requests for information. Our plans will be revised as more information becomes available.

     Overall, our outlook for the second half of the year is positive. Backlogs, while somewhat lower than one year ago, are adequate for normal operations, and demand for our products continues to be fairly strong. In general, the overall economic outlook is for continued growth, and we expect that the Company will continue to do well in the months ahead.

     THIS DISCUSSION CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WHICH ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL EVENTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS WHICH MAY CAUSE SUCH DIFFERENCES IN EVENTS INCLUDE, AMONG OTHER THINGS, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, CONSUMER DEMAND, THE GAIN OR LOSS OF A KEY CUSTOMER, THE PRICE AND AVAILABILITY OF THE COMPANY'S PRIMARY RAW MATERIALS, OR Y2K ISSUES THAT MAY AFFECT THE COMPANY, OR ITS KEY SUPPLIERS OR CUSTOMERS. THEREFORE, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON SUCH FORWARD-LOOKING STATEMENTS.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Interim Report to Shareholders for the quarter ended
                   June 30, 1999

              27.1 Financial Data Schedule

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

                                                CHICAGO RIVET & MACHINE CO.
                                                ---------------------------
                                                        (Registrant)

Date:  August 9, 1999
                                                  /s/        John A. Morrissey
                                                  -----------------------------
                                                             John A. Morrissey
                                            Chairman of the Board of Directors
                                              and Chief Executive Officer


Date:  August 9, 1999
                                                  /s/         John C. Osterman
                                                  -----------------------------
                                                              John C. Osterman
                                                    President, Chief Operating
                                              Officer and Treasurer (Principal
                                                    Financial Officer)


Date:  August 9, 1999
                                                  /s/         Michael J. Bourg
                                                  -----------------------------
                                                              Michael J. Bourg
                                              Controller (Principal Accounting
                                                 Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                    Page

  19.1        Interim Report to Shareholders for the
                  quarter ended June 30, 1999                          16 - 17

  27.1        Financial Data Schedule                                       18