Form 10-Q
period 1999-09-30
CHICAGO RIVET & MACHINE CO
filed 1999-11-08
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 1999        Commission File Number  0-1227
                      ------------------


                           CHICAGO RIVET & MACHINE CO.
                           --------------------------
             (Exact name of registrant as specified in its charter)


ILLINOIS                                                           36-0904920
--------                                                           ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                60566
--------------------                                                -----
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



Yes       X                               No
         ---                                          ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at September 30, 1999
-----                                       ---------------------------------

COMMON STOCK, $1.00 PAR VALUE                      1,150,896 SHARES


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended September 30, 1999 are incorporated by reference in Part I of this Report.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                FINANCIAL INFORMATION                             Page
         Consolidated Balance Sheets at September 30, 1999
                  and December 31, 1998                                   2-3

         Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 1999 and 1998         4

         Consolidated Statements of Retained Earnings for the
                  Nine Months Ended September 30, 1999 and 1998             5

         Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1999 and 1998                         6

         Notes to the Consolidated Financial Statements                   7-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   10-12


PART II.               OTHER INFORMATION                                13-18


                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998


                                                   September 30,           December 31,
                                                       1999                    1998
                                                   -------------           ------------
                                                    (Unaudited)
                    Assets
Current Assets:
  Cash and cash equivalents                         $ 1,660,260            $ 3,181,471
  Certificates of deposit                             2,452,594                550,254
  Accounts receivable - net of allowances             7,437,300              6,483,214
  Inventories:
    Raw materials                                     1,669,209              1,656,179
    Work in process                                   1,802 868              1,777,584
    Finished goods                                    3,048,583              3,095,984
                                                    -----------            -----------
  Total inventories                                   6,520,660              6,529,747
                                                    -----------            -----------

  Deferred income taxes                                 651,191                691,191
  Other current assets                                  211,582                235,149
                                                    -----------            -----------
Total current assets                                 18,933,587             17,671,026
                                                    -----------            -----------

Property, Plant and Equipment:
    Land and improvements                             1,008,901              1,008,901
    Buildings and improvements                        5,644,704              5,634,144
    Production equipment, leased
      machines and other                             24,400,886             23,737,405
                                                    -----------            -----------
                                                     31,054,491             30,380,450
Less accumulated depreciation                        17,439,645             16,235,695
                                                    -----------            -----------
Net property, plant and equipment                    13,614,846             14,144,755
                                                    -----------            -----------
Total assets                                        $32,548,433            $31,815,781
                                                    ===========            ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                    September 30, 1999 and December 31, 1998

                                                      September 30,         December 31,
                                                          1999                 1998
                                                      -------------         ------------
                                                       (Unaudited)

        Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                      $ 1,800,000          $ 1,800,000
  Accounts payable                                       1,553,192            1,272,462
  Wages and salaries                                     1,112,503              745,158
  Contributions due profit sharing plan                    514,183              546,078
  Other accrued expenses                                   627,020              546,068
  Unearned lease revenue                                    34,456               43,267
  Federal and state income taxes                           403,706              354,814
                                                       -----------          -----------
Total current liabilities                                6,045,060            5,307,847

Note payable                                             1,800,000            3,150,000
Deferred income taxes                                    1,330,275            1,345,275
                                                       -----------          -----------

Total liabilities                                        9,175,335            9,803,122
                                                       -----------          -----------

Shareholders' Equity:
  Preferred stock, no par value-authorized
   500,000 shares-none outstanding                           --                   --
  Common stock, $1.00 par value;
   authorized 4,000,000 shares;
   issued and outstanding 1,150,896
   and 1,153,496, respectively                           1,150,896            1,153,496
  Additional paid-in capital                               452,163              453,184
  Retained earnings                                     21,770,039           20,405,979
                                                       -----------          -----------
Total shareholders' equity                              23,373,098           22,012,659
                                                       -----------          -----------
Commitments and contingencies (Note 4)

Total liabilities and shareholders' equity             $32,548,433          $31,815,781
                                                       ===========          ===========

See Notes to Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
        For the Three and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                     Three Months Ended                         Nine Months Ended
                                                        September 30,                              September 30,
                                              --------------------------------          --------------------------------
                                                  1999                1998                 1999                 1998
                                                  ----                ----                 ----                 ----
Net sales                                     $11,654,430          $10,232,653          $36,953,321          $32,537,377
Lease revenue                                      67,028               98,714              219,307              289,470
                                              -----------          -----------          -----------          -----------
                                               11,721,458           10,331,367           37,172,628           32,826,847
Cost of goods sold and costs
  related to lease revenue                      8,224,409            7,150,865           26,832,424           23,050,322
                                              -----------          -----------          -----------          -----------
Gross profit                                    3,497,049            3,180,502           10,340,204            9,776,525
Shipping, selling and
  administrative expenses                       2,071,812            1,822,202            6,057,800            5,385,139
Profit sharing expense                            139,000              130,000              514,000              390,299
                                              -----------          -----------          -----------          -----------
                                                1,286,237            1,228,300            3,768,404            4,001,087
Other income and expenses:
  Interest income                                  49,600               55,107              144,567              196,441
  Interest expense                                (60,091)             (74,592)            (199,357)            (283,139)
  Gain from sale/disposal of leased
    machines and other equipment                   (5,302)              (1,482)               9,240               12,858
 Other income                                       4,330                2,173               12,492               10,003
                                              -----------          -----------          -----------          -----------
Income before income taxes                      1,274,774            1,209,506            3,735,346            3,937,250
Provision for income taxes                        458,000              491,000            1,285,000            1,520,000
                                              -----------          -----------          -----------          -----------
Net Income                                    $   816,774          $   718,506          $ 2,450,346          $ 2,417,250
                                              ===========          ===========          ===========          ===========

Average common shares outstanding               1,152,139            1,155,535            1,152,792            1,161,426
                                              ===========          ===========          ===========          ===========
Per share data:
  Net income per share                        $      0.71          $      0.62          $      2.13          $      2.08
                                              ===========          ===========          ===========          ===========
  Cash dividends declared per share           $      0.18          $      0.18          $      0.89          $      0.94
                                              ===========          ===========          ===========          ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                     September 30,
                                                               1999               1998
                                                           ------------------------------
Retained earnings at beginning of period                   $20,405,979        $18,882,418

Net income for the nine months ended                         2,450,346          2,417,250

Treasury stock retired at cost                                 (60,510)          (495,373)

Cash dividends declared in the period,
  $.89 per share in 1999 and $.94 per
  share in 1998                                             (1,025,776)        (1,093,863)
                                                           -----------        -----------
Retained earnings at end of period                         $21,770,039        $19,710,432
                                                           ===========        ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                           September 30,           September 30,
                                                                1999                   1998
                                                           -------------           -------------
Cash flows from operating activities:
Net income                                                   $2,450,346             $2,417,250
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                1,320,268              1,107,138
  Net gain on the sale of properties                             (9,240)               (12,858)
  Deferred income taxes                                          25,000                  4,550
  Changes in working capital components:
    Accounts receivable                                        (954,086)              (317,189)
    Inventories                                                   9,087               (642,682)
    Other current assets                                         23,567               (392,346)
    Accounts payable                                            280,730               (174,627)
    Accrued wages and salaries                                  367,345                368,715
    Accrued profit sharing                                      (31,895)              (263,356)
    Other accrued expenses                                       80,952                 24,137
    Unearned lease revenue                                       (8,811)                (5,721)
    Income taxes payable                                         48,892                157,062
                                                             ----------             ----------
    Net cash provided by operating activities                 3,602,155              2,270,073
                                                             ----------             ----------
Cash flows from investing activities:

Capital expenditures                                           (822,394)            (2,523,616)
  Proceeds from the sale of properties                           41,275                 20,541
  Proceeds from held-to-maturity securities                   4,051,774              5,231,753
  Purchases of held-to-maturity securities                   (5,954,114)            (3,114,292)
                                                             ----------             ----------
  Net cash provided by (used in) operating activities        (2,683,459)              (385,614)
                                                             ----------             ----------
Cash flows from financing activities:
  Payments under term loan agreement                         (1,350,000)            (1,350,000)
  Purchase of treasury stock                                    (64,131)              (515,013)
  Cash dividends paid                                        (1,025,776)            (1,093,863)
                                                             ----------             ----------
  Net cash used by financing activities                      (2,439,907)            (2,958,876)
                                                             ----------             ----------
Net decrease in cash and cash equivalents                    (1,521,211)            (1,074,417)
Cash and cash equivalents at beginning of period              3,181,471              3,983,471
                                                             ----------             ----------
Cash and cash equivalents at end of period                   $1,660,260             $2,909,054
                                                             ==========             ==========
Cash paid during the period for:
  Income taxes                                               $1,211,108             $1,358,491
  Interest                                                   $  206,671             $  304,895




See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ending September 30, 1999 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw-machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines.
Information by segment is as follows:



Three months ended                                      Assembly
  September 30, 1999:                     Fastener      Equipment            Other         Consolidated
                                          --------      ---------            -----         ------------
Net sales and lease revenue             $ 9,023,786    $ 2,697,672       $        --        $11,721,458

Depreciation                                317,817         66,588            51,068            435,473

Segment profit                            1,942,948      1,155,430                --          3,098,378
Selling and administrative
  expenses                                                                 1,813,113          1,813,113
Interest expense                                                              60,091             60,091
Interest income                                                              (49,600)           (49,600)
                                                                                            -----------
Income before income taxes                                                                    1,274,774
                                                                                            -----------
Capital expenditures                        106,053         15,653            16,391            138,097

Segment assets:
  Inventory                               3,508,194      3,012,466                --          6,520,660
  Property, plant and equipment          10,214,229      1,712,975         1,687,642         13,614,846
  Other assets                                   --             --        12,412,927         12,412,927
                                                                                            -----------
                                                                                             32,548,433
                                                                                            -----------
Three Months Ended
  September 30, 1998:

Net sales and lease revenue             $ 7,747,205    $ 2,584,162       $        --        $10,331,367

Depreciation                                271,577         50,628            27,330            349,535

Segment profit                            1,658,415      1,202,330                --          2,860,745
Selling and administrative
  expenses                                                                 1,631,754          1,631,754
Interest expense                                                              74,592             74,592
Interest income                                                              (55,107)           (55,107)
                                                                                            -----------
Income before income taxes                                                                    1,209,506
                                                                                            -----------
Capital expenditures                        956,546         19,755           128,836          1,105,137

Segment assets:
  Inventory                               4,083,507      2,913,782                --          6,997,289
  Property, plant and equipment          11,046,483      1,568,103         1,748,303         14,362,889
  Other assets                                   --             --        11,243,174         11,243,174
                                                                                            -----------
                                                                                             32,603,352
                                                                                            -----------


                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Nine months ended                                         Assembly
  September 30, 1999:                 Fastener            Equipment           Other         Consolidated
                                      --------            ---------           -----         ------------
Net sales and lease revenue         $28,661,346         $ 8,511,282       $        --        $37,172,628

Depreciation                            953,019             197,621           169,628          1,320,268

Segment profit                        5,507,310           3,578,582                --          9,085,892
Selling and administrative
  expenses                                                                  5,295,756          5,295,756
Interest expense                                                              199,357            199,357
Interest income                                                              (144,567)          (144,567)
                                                                                             -----------
Income before income taxes                                                                     3,735,346
                                                                                             -----------
Capital expenditures                    581,639             149,566            91,189            822,394

Nine Months Ended
  September 30, 1998:

Net sales and lease revenue         $24,651,453         $ 8,175,394       $        --        $32,826,847

Depreciation                            822,049             177,388           107,701          1,107,138

Segment profit                        5,168,146           3,613,849                --          8,781,995
Selling and administrative
  expenses                                                                  4,758,047          4,758,047
Interest expense                                                              283,139            283,139
Interest income                                                              (196,441)          (196,441)
                                                                                             -----------
Income before income taxes                                                                     3,937,250
                                                                                             -----------
Capital expenditures                  1,942,849             128,531           452,236          2,523,616


                           CHICAGO RIVET & MACHINE CO.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

     Net sales and lease revenues during the third quarter of 1999 totaled $11,721,458, which represents an increase of approximately 13.5% compared with the third quarter of 1998. On a year to date basis, sales and lease revenues for the first nine months of 1999 total $37,172,628 which is an increase of approximately 13.2% over the first nine months of 1998. During 1999, revenues from the sale of fasteners have increased approximately 16% when compared with both the third quarter and the first nine months of 1998. Revenues within the assembly equipment segment have also increased when compared to both the third quarter and the first nine months of 1998, although the increase has been a more modest 4%.
     Net income improved to $816,774, or $.71 per share on 1,152,139 average shares outstanding during the third quarter of 1999, compared with $718,506, or $.62 per share on 1,155,535 average shares outstanding during the third quarter of 1998. The increase in net income, compared with the third quarter of 1998, is primarily attributable to increased sales volume, offset, in part, by increases in depreciation and certain administrative costs. During the third quarter of 1999, gross margins increased compared with the third quarter of 1998. Most of this increase is attributable to the increased level of sales recorded during the third quarter of 1999. Excluding the effect of an adjustment to certain estimates recorded in the third quarter of 1998, the gross margin percentage in 1999 is approximately equal to that of the prior year. Selling and administrative expenses for the quarter were approximately $250,000 higher in 1999 than during the third quarter of 1998. The major factors contributing to the increase include higher consulting expenses related to data processing of $110,000, higher freight and shipping expenses of $74,000, higher state tax expense of $44,000, and a $31,000 increase in depreciation expense. These increases were partially offset by reductions in travel and non-data processing consulting.

     The Company's financial condition remains sound. Working capital increased by approximately $0.4 million during the quarter and totaled $12.9 million at the end of the quarter. Capital expenditures during the quarter amounted to $138,000, which was expended primarily for new equipment used in the manufacture of fasteners.

     The Company continues to make scheduled quarterly principal payments of $450,000 plus interest, at a variable rate, on its term note. At September 30, 1999, the principal balance of this note was $3.6 million and the interest rate was approximately 6.4%. The Company also has a $1.0 million line of credit from Bank of America. This line is currently unused and is scheduled to expire on May 30, 2000. The Company believes that its current cash, cash equivalents and existing borrowings will be sufficient to meet the Company's needs through the next twelve months.

     During the third quarter of 1999, the Company purchased 1,600 shares of its stock under the terms of its existing stock repurchase program. The program provides for the repurchase of an aggregate of 200,000 shares, with such purchases to be made, from time to time, in the open market, or in private transactions. The most recent purchases were made in the open market, at an aggregate purchase price of $64,131, bringing the total purchases made under the current program to 137,796 shares at an average price of $14.63 per share. It is management's intention to continue this program, provided conditions are favorable and funding for repurchases is available.

YEAR 2000 COMPLIANCE

     The Company continues to make ongoing assessments of its state of readiness with respect to Year 2000 ("Y2K") issues. This process can logically be segregated into two major categories -- information technology and non-information technology. The first category encompasses issues related to computer equipment and software used in the operation of the business, while the second category deals with all other aspects of Y2K issues, including, but not limited to, manufacturing equipment and systems, supplier and customer preparedness and facility related issues such as telecommunications equipment, HVAC systems and facility security.
     Previously, the Company determined that its information technology systems were not Y2K compliant and further determined that its existing software would not meet the needs of the organization in the future. Accordingly, significant resources have been allocated to the process of implementing a new data processing solution that would better meet the needs of the organization while also addressing the Y2K issues. At this time, one facility has completed its conversion to new data processing systems. At all other facilities, hardware and software are installed, and we are currently processing data on both our new software and our older software in order to be certain that the new software is functioning properly. This testing has been successfully underway for some time, and we expect the changeover to the new software will be completed in early November. The completion of this phase of our data processing initiative will eliminate all critical Y2K deficiencies in our current information systems and we believe that it will also provide significant benefits to the organization in terms of more efficient operations, improved access to information related to production control and inventory management as well as improvements in customer service. The final phase of this project encompasses enhancements to information management with respect to manufacturing systems. The final phase, which was originally scheduled for completion during 1999 has been delayed and is not expected to be completed until mid-2000. While this final phase is expected to yield improvements over the manufacturing systems currently in place, it should be recognized that these current systems are not expected to be significantly affected by any Y2K issues.
     It is not possible to segregate the costs of this project into segments that are solely related to resolution of Y2K issues and costs associated with the other aspects of the project. This project has recently exceeded budget due to unexpected costs related to data conversion and other issues associated with implementation. As a result, the overall project budget has been revised to reflect these additional costs, and now totals approximately $1.6 million. Actual expenditures related to this project, through the first nine months of 1999, totaled approximately $1.1 million. This project encompasses the Company's solution to Y2K issues as well as significant improvements in information systems. As such, nearly all the information technology budget is committed to this project. No other information technology projects have been deferred because of resources committed to this project. Funding for this project is expected to be available from internal sources.
     While we are currently in the final stages of testing for this project, and believe that the timetable for implementation is realistic and attainable, it is not possible to be absolutely certain of completion within the scheduled time frame. The failure to correct a material Y2K issue could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. However, manual systems currently exist for the essential functions covered by this project, and such manual systems could be utilized on a temporary basis if the project falls substantially behind schedule, thus the potential disruption resulting from a delay in implementation is expected to be manageable.
     With respect to non-information technology issues, the Company has completed an inventory of the production and support equipment and systems currently in use and determined that most such equipment does not contain microprocessors or embedded microchips and therefore will not be affected by Y2K issues. Certain, more modern, production equipment contains microprocessors. For the majority of that equipment, we have received the manufacturer's confirmation that the equipment is Y2K compliant. In a limited number of cases, we are awaiting responses from the equipment manufacturer and plan to continue efforts to ascertain the status of that equipment with respect to Y2K issues. We believe that we have alternative equipment available that could be utilized on an interim basis should some of the modern equipment fail unexpectedly. This eventuality would cause disruptions in our production schedules as the older equipment is less efficient than the newer equipment, and our manufacturing costs would be adversely affected as well. At this time, we are unable to quantify the monetary impact of this potential disruption.
     The Company has also requested that each of its major customers and critical suppliers advise the Company of their current state of readiness, as well as their plans to resolve any open Y2K issues. The response to these requests has been varied. In general, most firms contacted have indicated that their systems are Y2K compliant, or that Y2K issues will be resolved during 1999. Typically, larger firms are better prepared than smaller concerns. A number of smaller customers have not, as yet, responded to our inquiries with respect to Y2K compliance. Ongoing follow up contacts with those vendors and customers that have not yet indicated Y2K compliance are being made in an effort to determine that their compliance efforts are progressing. The Company will continue to monitor the status of its key vendors and customers and will develop appropriate contingency plans as more information becomes available. The Company's contingency plans related to these issues are not complete at this time. Preliminary work in this area has focused upon information technology issues and in-house manufacturing issues. Based upon our current state of readiness, we do not anticipate any significant disruptions due to internal Y2K issues. Further, while we continue to evaluate the situation, based upon information currently available, we anticipate that we will be able to maintain core operations with existing manual systems supplemented by scheduling overtime to offset the reduced efficiency of manual systems in the event of an unexpected failure of data processing systems or microprocessor controlled manufacturing equipment. Contingency planning with respect to third parties is limited by incomplete information concerning their state of readiness, and we are unable, at this time, to make a reasonable estimate of the impact Y2K issues will have on our customers or suppliers. We have ordered additional supplies of raw material and critical operating supplies and anticipate delivery of this material late in December. However, if our customers' plans include a similar contingency, it is possible that we will use such safety stock to satisfy our customers' requests that we, in turn, supply them with safety stock. The Company is dependent upon its utility suppliers for both heat and electricity and has concluded that adequate alternate sources are not available. Accordingly, a disruption in the supply of natural gas or electric power would significantly disrupt our operations. Although we have received notification of Y2K compliance from our utility suppliers, we have also developed plans to protect the Company's facilities from the effects of cold weather in the event that utility service is disrupted for a short period of time.

         Overall, the first nine months of 1999 have been successful for the Company. Revenues have increased substantially. Earnings have improved measurably despite significant costs incurred in connection with data processing initiatives and a product recall. The Company's financial condition continues to be sound and we expect the fourth quarter will be another successful quarter.



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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            19.1 Interim Report to Shareholders for the quarter ended September 30, 1999

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

                                                  CHICAGO RIVET & MACHINE CO.
                                                  ---------------------------
                                                         (Registrant)

Date:  November 8, 1999
                                                  /s/       John A. Morrissey
                                                  ---------------------------
                                                            John A. Morrissey
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer


Date:  November 8, 1999
                                                  /s/        John C. Osterman
                                                  ---------------------------
                                                             John C. Osterman
                                          President, Chief Operating
                                           Officer and Treasurer (Principal
                                             Financial Officer)


Date:  November 8, 1999

                                                  /s/       Michael J. Bourg
                                                  --------------------------
                                                            Michael J. Bourg
                                           Controller (Principal Accounting
                                             Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
 Number                                                            Page

  19.1          Interim Report to Shareholders for the
                  quarter ended September 30, 1999              16 - 17

  27.1          Financial Data Schedule                              18