Form 10-K
period 1999-12-31
CHICAGO RIVET & MACHINE CO
filed 2000-03-29
CIK 19871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                   FORM 10-K

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1999,
                                OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from              to             .

                  Commission File Number: 0-1227

                          CHICAGO RIVET & MACHINE CO.
             (Exact name of registrant as specified in its charter)

                     Illinois                                           36-0904920
         (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                           Identification No.)

        901 Frontenac Road, Naperville, IL                                60563
     (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code (630) 357-8500

          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                                ---------------
                        Common Stock -- $1.00 Par Value
                  (including Preferred Stock Purchase Rights)
                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED
                              --------------------
                            American Stock Exchange
                   (Trading privileges only, not registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X                NO
                                               ----                ----
     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

                       $22,035,702 AS OF JANUARY 31, 2000

 COMMON SHARES OUTSTANDING AS OF JANUARY 31, 2000 WERE 1,138,096 ($1 PAR VALUE)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1999 (THE "1999 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                PAGE 1 OF ______
                                                 EXHIBIT INDEX IS ON PAGE ______

                          CHICAGO RIVET & MACHINE CO.
                        PERIOD ENDING DECEMBER 31, 1999


Item                                                                                             Page
No.                                                                                               No.
---                                 Part I                                                        ---
1.       Business                                                                                   3
2.       Properties                                                                                 4
3.       Legal Proceedings                                                                          4
4.       Submission of Matters to a Vote of Security Holders                                        5

                                    Part II

5.       Market for Registrant's Common Equity and Related
          Stockholder Matters                                                                       6
6.       Selected Financial Data                                                                    7
7.       Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                 7
7a.      Quantitative and Qualitative Disclosures About Market Risk                                12
8.       Financial Statements and Supplementary Data                                               12
9.       Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                                                 12

                                    Part III

10.      Directors and Executive Officers of the Registrant                                        13
11.      Executive Compensation                                                                    13
12.      Security Ownership of Certain Beneficial Owners and
          Management                                                                               13
13.      Certain Relationships and Related Transactions                                            13

                                    Part IV

14.      Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                                                    14


                                     PART I

ITEM 1 - BUSINESS

         Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December, 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: Fasteners and Assembly Equipment. The Fastener segment consists of the manufacture and sale of rivets, cold-headed fasteners and parts and screw machine products. The Assembly Equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see
Note 1 which appears on page 8 of the Company's 1999 Annual Report to Shareholders, incorporated herein by reference. The 1999 Annual Report is filed as an exhibit to this report.

         The principal market for the fastener industry operations is the automotive and appliance industries within the United States. Sales are solicited by employees and by independent sales representatives.

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

         The Company serves a wide variety of customers. Sales revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and appliances. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 1999, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to Bundy Corporation accounted for approximately 17% of the Company's consolidated revenues in 1999 and 15% in 1998 and 1997. Sales to Fisher Dynamics Corporation accounted for approximately 11%, 10% and 11% of the Company's consolidated revenues in 1999, 1998 and 1997, respectively.

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

         At December 31, 1999, the Company employed 395 people.

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


ITEM 3 - LEGAL PROCEEDINGS

         The Company is, from time to time, involved in litigation, including environmental claims, in the normal course of business. With regard to environmental claims, the Company has been named by state and/or federal government agencies as a "potentially responsible party" with respect to certain waste disposal sites. As a potentially responsible party, the Company may be considered jointly and severally liable, along with other potentially responsible parties, for the cost of remediation of these waste sites. The actual cost of remediation is presently unknown. Despite the joint and several nature of liability, these proceedings are frequently resolved on the basis of the quantity and type of waste disposed by the parties. The actual amount of liability for the Company is unknown due to disagreement concerning the allocation of responsibility, uncertainties regarding the amount of contribution that will be available from other parties and uncertainties related to insurance coverage. After investigation of the quantities and type of waste disposed at these sites, it is management's opinion that any liability will not be material to the Company's financial condition. At a number of waste disposal sites, the issues affecting the Company, have been favorably resolved, or are nearing resolution, and accordingly, the Company has reduced the amount of reserves recorded in connection with these sites. Nevertheless, it is likely that the Company will incur additional costs associated with the remaining proceedings and, accordingly, the Company has recorded a total liability of $25,000 related to these matters. The adequacy of this reserve will be reviewed periodically as more definitive cost information becomes available.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 1999.

                      Executive Officers of the Registrant

         The names, ages and positions of all executive officers of the Company, as of March 24, 2000, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                               Number of years
Name and Age of Officer             Position                    an Officer
-----------------------             --------                    ----------
John A. Morrissey          64       Chairman, Chief                    20
                                    Executive Officer

John C. Osterman           48       President, Chief                   16
                                    Operating Officer
                                    and Treasurer

Donald P. Long             48       Vice-President Sales                5

Kimberly A. Kirhofer       41       Secretary                           9



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

- Mr. Long has been Vice President-Sales of the Company since November 1994, and was Director of Sales and Marketing of the Company from March 1993 through November 1994. Prior to that, he was employed by Townsend Engineered Products, a maker of rivets, cold-formed fasteners and rivet setting equipment in various sales management positions for more than 5 years.

- Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND
 RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of December 3, 1999 there were 425 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 1999 Annual Report is incorporated herein by reference. The 1999 Annual Report is filed as an exhibit to this report.

          On November 22, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of Common Stock to shareholders of record at the close of business on December 3, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, no par value per share, at a purchase price of $90.00, subject to adjustment. The rights will expire on December 2, 2009, unless such date is extended or the rights are earlier redeemed or exchanged.

                  The rights become exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 10% or more of the outstanding shares of Common Stock or the date a person has entered into an agreement or arrangement with the Company or any Subsidiary of the Company providing for an acquisition transaction (the "Stock Acquisition Date") or (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

                  In the event that a person becomes an Acquiring Person, except pursuant to an offer for all outstanding shares of Common Stock which the independent directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its shareholders, after receiving advice from one or more investment banking firms, each holder of a right (other than the Acquiring Person) will thereafter have the right to receive, upon exercise, Common Stock having a value equal to two times the exercise price of the right.

                  At any time until ten days following the Stock Acquisition Date, the Company may redeem the rights at a price of $.01 per right. For 180 days following a change in control of the Board of Directors of the Company, that has not been approved by the predecessor Board of Directors, occurring within 270 days of announcement of an unsolicited third party acquisition or business combination proposal or of a third party's intent or proposal otherwise to become an Acquiring Person, the new directors are entitled to redeem the rights (assuming the rights would have otherwise been redeemable), including to facilitate an acquisition or business combination transaction involving the Company, but only (1) if they have followed certain prescribed procedures or (2) if such procedures are not followed, and if their decision regarding redemption and any acquisition or business combination is challenged as a breach of fiduciary duty of care or loyalty, the directors (solely for purposes of the effectiveness of the redemption decision) are able to establish the entire fairness of the redemption or transaction.

                  The foregoing summary description of the rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, dated as of November 22, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent, a copy of which is incorporated by reference as Exhibit 4.1

ITEM 6 - SELECTED FINANCIAL DATA

         The section entitled "Selected Financial Data" which appears on page 11 of the 1999 Annual Report is incorporated herein by reference. The 1999 Annual Report is filed as an exhibit to this report.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         When used in this discussion, the words "believe," "anticipated," "expected" and similar expressions are intended to identify "forward-looking statements," which statements speak only as of the date thereof. Such statements are subject to certain risks and uncertainties which could cause actual circumstances to differ materially from those mentioned in this discussion, including, but not limited to: (i) the ability of the Company to maintain its relationships with its significant customers, (ii) increases in the prices of, or limitations on the availability of, the Company's primary raw materials and
(iii) a downturn in the automotive industry, upon which the Company relies for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade.

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


RESULTS OF OPERATIONS

         In most respects, 1999 was another very good year for Chicago Rivet & Machine Co. The most important achievements include increases in revenue from both the fastener and assembly equipment segments of our business and a corresponding increase in net income. Other positives for the year include the absence of any year 2000 (Y2K) issues as a result of the significant progress toward full implementation of new information management technology and significant investments in equipment that will enhance and expand our manufacturing capabilities. Our financial condition remains solid, and we believe we are well positioned to take advantage of opportunities that will accompany the new year.

1999 COMPARED TO 1998

         The Company's net sales and lease revenues increased approximately 9%, totaling $49,080,257 in 1999, compared with $44,938,184 recorded in 1998. Revenues within the fastener segment improved 10.5%, reflecting the strength of the automotive industry, which represents the Company's largest market. While revenue from sales within the assembly equipment segment improved 6.4%, lease revenues in that segment declined compared to the prior year, which resulted in a net increase in sales and lease revenues within the assembly equipment segment of 5.3%. Overall, gross margins improved to $14,251,218, an increase of approximately 7%, despite a charge of $910,000 associated with a product recall. Selling and administrative expenses increased significantly, primarily due to expenditures for information technology, and net income increased to $3,454,291.

         The fastener segment produced the most dramatic changes compared with 1998. Revenues within this segment increased 10.5% to $37,486,536. This increase was largely a reflection of very strong growth in the economy in general and record levels of production within the automotive industry. The increased volume levels contributed to generally higher margins as fixed costs, with the exception of depreciation, remained relatively constant compared with 1998. The strength of the employment market contributed to increases in wage levels that slightly exceeded overall inflation level, and the limited availability of skilled labor necessitated an increase in overtime expense in order to meet increased demand within this segment of our operations. Despite the strong market conditions prevalent throughout the year, our markets remain extremely price competitive, and our ability to obtain price relief continued to be limited. Fortunately, efforts to control manufacturing costs in other areas continued to be successful, and the Company also benefited from negotiated reductions in the costs of certain raw materials. While the fundamental performance within this segment of our business was very successful, that success was tarnished by a charge incurred in connection with a recall of vehicles that contained certain non-conforming parts which were manufactured by the Company. As previously reported, a settlement was successfully negotiated, but total costs incurred in connection with this incident amounted to $944,000 before taxes, of which $910,000 was charged to cost of goods sold, offsetting a portion of the positive improvements recognized in operations.

         Revenues within the assembly equipment segment, as a whole, also improved compared with 1998. However, competitive conditions caused the Company to occasionally accept margins below those that were enjoyed in the past, and, as a result, the increase in revenues was slightly biased toward products with lower margins. In addition, increases in costs of raw materials and other manufacturing expenses nearly offset the increase in revenues. As a result, the margin increase within this segment was minimal.

         Selling and administrative expenses increased slightly over 10% compared with the prior year. Costs incurred in connection with implementation of new data processing systems, including efforts related to mitigating the impact of any potential Y2K issues, amounted to nearly $500,000 during the year and represent the primary factor contributing to the increased level of selling and administrative expense. Increases in data communications expense and depreciation related to the new information system added an additional $103,000 to administrative expenses. Freight and shipping expenses, associated with increased activity levels were higher by approximately $125,000 and profit sharing expense increased by $123,000. Bad debt expense was reduced by $94,000 and travel expense declined by $50,000. Increases in salary expenses were partially offset by a reduction in commission expense as a larger percentage of sales was handled by Company employees.

         Interest expense during 1999 decreased approximately $120,000 compared with 1998 as the effect of higher interest rates was offset by a lower outstanding balance on the loan. Interest income was approximately $51,000 lower than that recorded in the prior year due to a reduction in the level of funds available for investment in interest bearing accounts.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. During interim periods, the Company uses estimated gross profit rates to determine the cost of goods sold. Actual results can vary from these estimates and these estimates are adjusted, as necessary, when actual information is available. During the fourth quarter of 1999, net income included net favorable adjustments to inventory, accruals and allowances aggregating $.09 per share. Similar adjustments in the fourth quarter of 1998 and 1997 amounted to $.05 per share and $.16 per share, respectively.

1998 COMPARED TO 1997

         Net sales and lease revenues increased slightly compared with 1997, totaling $44,938,184 for 1998, compared with $44,543,404 recorded during 1997. Revenues in the fastener segment increased 3.7%, largely as a result of the robust conditions in the automotive industry, which is the Company's primary market. Conversely, revenues from the assembly equipment segment, which includes sale of automatic assembly equipment, related tools and parts and lease revenue, declined 7.0% compared to 1997. Several factors contributed to the decline in revenue within the assembly equipment segment. The primary factor was a decline in unit volume compared to 1997, which was an uncharacteristically strong year. Also evident in 1998 was a noticeable change in product mix, with 1998 sales consisting of more lower priced equipment compared to 1997. Finally, in order to maintain certain customer relationships, the Company responded to competitive pricing pressures by accepting margins below those historically associated with its products in this segment.

         The positive impact from the increased level of fastener business was largely offset by increases in wages, higher costs related to health insurance and additional tooling expense in connection with initial production of a variety of new fasteners. In addition, depreciation expense increased 7.4% compared to 1997 due to increased capital expenditures. Competitive conditions within the fastener industry, in conjunction with our major customers' continuing policy of not accepting price increases, restricted our ability to increase prices sufficiently to recover these higher costs. The net result is reflected in only nominal improvement in gross profit within this segment of our operations. The Company's investment in newer, more efficient equipment and procedures is intended to reduce costs as well as expand capabilities, and should lead to improved operating margins in the future.

         As would be expected given the 1998's lower volume, gross profits in the assembly equipment segment declined compared to 1997. While variable costs were reduced in proportion to the reduced level of operations, fixed costs increased slightly due primarily to higher wage and depreciation expense. Finally, the competitive situation discussed above also had an adverse impact upon margins within this segment.

         Selling and administrative expenses, net of certain favorable adjustments to environmental reserve accounts, increased 5.8% compared to 1997. Three factors comprised the majority of this increase. First, expenses incurred in connection with the development and implementation of new data processing software amounted to approximately $135,000; second, bad debt expense increased by $145,000 due to the voluntary reorganization of a certain fastener customer; and third, the Company incurred certain state taxes, totaling $225,000, during 1998. While the Company was subject to this same state tax in 1997, no tax liability was incurred in that year due to certain deductions allowed in the computation of the tax. In addition, the Company incurred higher selling expense as a result of increased staffing designed to strengthen our presence in certain key markets. A portion of these increased costs were offset by reductions in commission expense, reductions in expenses related to attaining QS-9000 certification and a reduction in profit sharing expense.

         Non-operating expense declined approximately 24% compared with 1997, primarily as a result of reduced interest expense, which decreased from $546,666 in 1997 to $376,098 during 1998. This interest expense is related to borrowing in connection with the 1996 acquisition of H & L Tool Company, Inc. The decrease in interest expense reflects both lower interest rates in 1998 and a lower principal balance outstanding compared with 1997. Interest income increase approximately 12% compared with 1997 due primarily to higher level of investment during the year.

DIVIDENDS

         The Company paid four regular quarterly dividends of $.18 per share during 1999. In addition, an extra dividend of $.35 per share was paid during the second quarter of 1999, bringing the total dividend payout to $1.07 per share. On February 21, 2000 your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2000 to shareholders of record March 3, 2000. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 66 years. At that same meeting, the Board declared an extra dividend of $.35 per share, payable April 20, 2000 to shareholders of record, April 5, 2000.

MACHINERY & EQUIPMENT

         Investments in machinery and equipment totaled $1,709,527 during 1999. Once again, investments in new equipment related to the manufacture of fasteners accounted for the majority of these investments and amounted to $994,000 during the year. Investments in hardware and software related to improved information management technology totaled $267,000. A total of $181,000 was expended for the purchase of a variety of test and inspection equipment related to quality control initiatives. Investments in new machine tools used in the manufacture of assembly equipment totaled $108,000. Approximately $41,000 was invested in new telephone equipment and the balance was expended for the purchase, or repair, of various, smaller machine tools and building repairs.

         The Company made a number of significant investments in both equipment and building improvements during 1998. Capital expenditures totaled nearly $2,700,000. Expenditures related to new data processing systems, including computer hardware and software, amounted to approximately $542,000. Expenditures for the purchase of new equipment used in the manufacture of fasteners amounted to $1,430,000. The Company also purchased a variety of new machine tools, material handling equipment and inspection equipment valued at approximately $313,000. Building improvements, which included the installation of new air compressors at one facility and a new roof at another facility, amounted to approximately $252,000. Investment in both new equipment and rebuilding of existing equipment used to plate and heat treat fasteners amounted to $63,000. A total of $51,000 was expended for the construction of new automatic rivet setting equipment that is leased to customers. The balance was expended for a variety of smaller office equipment and for the construction of new rivet setting machines that will be used for demonstration purposes.

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

         Depreciation expense amounted to $1,711,721 in 1999, $1,498,302 in 1998 and $1,372,415 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Despite the significant capital investments described above, the Company's working capital increased slightly during the year and amounted to approximately $12.4 million at the end of 1999. Accounts receivable balances increased somewhat compared to the prior year. This change reflects an increase in the number of customers delaying payment beyond the agreed upon terms and does not represent a deterioration in the quality of these receivables. Increases in inventory balances are expected to be temporary as they reflect increased stock levels as a hedge against potential Y2K disruptions and an additional increase in stock levels as a safeguard against potential, but unexpected, disruptions related to migration to new information management technology. Long-term debt was reduced by $1.8 million as the Company continued to meet the repayment obligations of a commercial loan obtained in connection with the 1996 acquisition of H & L Tool Company, Inc. The Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. Under the terms of the note, the Company is scheduled to repay the principal in 20 quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods: the London Inter Bank Offering Rate, plus 80 basis points; or the lender's reference rate, less 75 basis points. This rate is adjusted quarterly. At year-end 1999, the rate was approximately 6.75% and the unpaid balance of the note was $3.15 million.

         In March, 2000, the Company initiated a tender offer for up to 225,000 shares of its outstanding common stock at a price between $20 and $23 per share. Details of the offer were previously distributed to shareholders. In order to fund this purchase, the Company has obtained a financing commitment for a term loan of up to $9.0 million. This new borrowing will replace the existing loan described above. The amount of the new borrowing will depend upon the amount and price of shares tendered, and will be equal to the purchase cost of tendered shares combined with the balance then outstanding under the existing business loan. Under terms of the new commitment, principal payments are scheduled to be made in quarterly installments of $450,000, together with interest computed on the unpaid balance under one of two methods: the London Inter Bank Offering Rate, plus 70 to 130 basis points, the specific rate to be determined quarterly based upon certain financial ratios; or the lender's reference rate, less 25 to 50 basis points, determined quarterly depending upon certain financial ratios. Capital expenditures are expected to total approximately $1.6 million during 2000. Management believes that this level of investment can be funded internally; nevertheless, a $1.0 million line of credit, which was obtained from Bank of America in connection with the acquisition, remains available to the Company. There was no charge for this facility, which remained unused as of December 31, 1999. The facility is scheduled to expire on May 30, 2000, but may be extended beyond that date.


NEW ACCOUNTING STANDARDS

         The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by any other new, or proposed, accounting standards.

STOCK PURCHASE PROGRAM

         Terms of a stock repurchase authorization originally approved by the Board of Directors in February of 1990, and subsequently amended to permit the repurchase of an aggregate of 200,000 shares, provide for purchases to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. Purchases under the current repurchase authorization have amounted to 150,596 shares at an average price of $15.27 per share. This includes the purchase of 15,400 shares during 1999 at an average price of $22.55 per share. It is management's intention to continue this program, provided market conditions are favorable and funding for repurchases is available.

YEAR 2000 COMPLIANCE

         We are pleased to report that no significant Y2K disruptions were incurred by the Company, its major customers or its suppliers. As previously reported, the Company's primary approach to preventing anticipated Y2K issues was directly related to its efforts to install a new information management technology. While the investment in new technology provided a solution to potential Y2K issues, it should also yield significant improvements in day-to-day operations. It is not possible to separate the costs of this effort into segments solely related to Y2K issues and those associated with the other benefits of this project. The total expenditures related to information technology and other specific Y2K related costs amounted to approximately $1.3 million through the end of 1999.

OUTLOOK FOR 2000

         The coming year will bring new opportunities, along with new challenges. The Company has repeatedly demonstrated its ability to meet the challenges that face manufacturing concerns. With the cooperation of our employees and our valued suppliers, we have managed to maintain profitability in the face of generally rising manufacturing costs in a market that has become increasingly competitive and increasingly resistant to normal efforts to pass on increased costs of doing business. While we have been successful in the past, we recognize that future success will require continued emphasis on cost control as well as new initiatives. Our recent investments in manufacturing equipment and in information technology have positioned the Company to take advantage of opportunities as they arise and are expected to contribute toward maintaining profitability and increasing market share. However, costs continue to increase, most notably wages and benefits, especially health insurance costs which are expected to increase more than $400,000 in the coming year. Energy costs have also increased recently, and it is too early to determine if increases in the price of oil will manifest themselves in higher costs for other materials and supplies. Given the administration's efforts to slow the economy, the recent increase in oil prices and the uncertainties associated with an election year, forecasting economic activity for the coming year is extremely difficult. Through the first two months of 2000, incoming orders have been somewhat softer than those enjoyed in the same period in the two prior years, suggesting, perhaps, that revenues in the coming year will not equal the record levels recorded in 1999. Nevertheless, we believe the Company is well positioned to meet the challenges that lie ahead and, more importantly, to take advantage of the opportunities the future will bring. We wish to express our appreciation to our employees, our customers and our suppliers for their contributions to the Company's success and we gratefully acknowledge the continued loyalty and support of our shareholders.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

         As of December 31, 1999, $3.15 million of floating-rate debt was exposed to changes in interest rates compared to $4.95 million at the prior year end. This exposure was primarily linked to the London InterBank Offering Rate and the lender's reference rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's annual earnings.

ITEM 8 - FINANCIAL STATEMENTS AND
 SUPPLEMENTARY DATA

         See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 16 through 18 of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants requiring disclosure herein.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 2000 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16 (a) of the Exchange Act, which is set forth at the end of the section entitled "Additional Information Concerning the Board of Directors and Committees" on pages 7 and 8 of the 2000 Proxy Statement, is incorporated herein by reference. The 2000 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11 - EXECUTIVE COMPENSATION

         The information set forth in the section entitled "Executive Compensation" which appears on pages 9 through 12 of the Company's 2000 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 and 8 of the Company's 2000 Proxy Statement is incorporated herein by reference. The 2000 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
 BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 2000 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 2000 Proxy Statement is incorporated herein by reference. The 2000 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to the law firm of Morrissey & Robinson set forth in the penultimate sentence of footnote (2) on page 6 of the Company's 2000 Proxy Statement is incorporated herein by reference. The 2000 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT
 SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as a part of this report:

                  1.       Financial Statements:

                           See the section entitled "Consolidated Financial Statements" which appears on page 16 of this report.

                  2. Financial statement schedule and supplementary information required to be submitted.

                           See the section entitled "Financial Statement Schedule" which appears on pages 17 through 19 of this report.

                  3.       Exhibits:

                           See the section entitled "Exhibits" which appears on page 20 of this report.

            (b)            Reports on Form 8-K

                  1.       The Company filed a Form 8-K on November 24, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Chicago Rivet & Machine Co.


                                             By   /s/John C. Osterman
                                                -------------------------
                                             John C. Osterman, President
                                             And Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/John A. Morrissey                       Chairman of the Board of
--------------------                       Directors, Chief Executive
John A. Morrissey                          Officer and Member of the
                                           Executive Committee
                                           March 29, 2000
                                           --------------

/s/John C. Osterman                        President, Chief Operating
-------------------                        Officer, Treasurer (Chief
John C. Osterman                           Financial Officer Principal
                                           Accounting Officer), Member
                                           of the Executive Committee
                                           and Director
                                           March 29, 2000
                                           --------------

/s/John R. Madden                          Director and Member of the
-----------------                          Executive Committee and Member
                                           of the Audit Committee
John R. Madden                             March 29, 2000
                                           --------------


/s/Walter W. Morrissey                     Director, Member of Executive
----------------------                     Committee and Member of Audit
Walter W. Morrissey                        Committee
                                           March 29, 2000
                                           --------------

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements, together with the notes thereto and the report thereon of PricewaterhouseCoopers LLP dated March 6, 2000, appearing on pages 5 to 11 of the accompanying 1999 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 1999 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7 herein, the 1999 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Consolidated Financial Statements from 1999 Annual Report (Exhibit 13 hereto):


Consolidated Balance Sheets (page 5 of 1999 Annual Report)

Consolidated Statements of Income (page 6 of 1999 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 1999 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 1999 Annual Report)

Notes to Consolidated Financial Statements (8, 9, and 10 of 1999 Annual Report)

Report of Independent Accountants (page 11 of 1999 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 1999 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                               1999, 1998 AND 1997

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 1999 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                                       Page
                                                                       ----
Financial statement schedule:

Valuation and Qualifying Accounts (Schedule VIII)                        18

Report of Independent Accountants on
         Financial Statement Schedule                                    19


                           CHICAGO RIVET & MACHINE CO.
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                          Additions
                                 Balance at               Charged to                                                      Balance
                                 beginning                Costs and                                    Other              At end
Classification                    of year                 Expenses           Deductions             Adjustments           of year
--------------                   ---------                ---------          ----------             -----------           -------
1999
Allowance for doubtful
accounts,
Returns and
allowances                           $ 70,000             $ 47,679             $ 37,679 (1)      $      --               $ 80,000


1998
Allowance for doubtful
accounts,
Returns and
allowances                           $123,022             $141,447             $141,447 (1)      $    (53,022) (2)       $ 70,000


1997
Allowance for doubtful
accounts,
Returns and
allowances                           $108,652             $ 48,412             $ 34,042 (1)      $      --               $123,022


(1) Accounts receivable written off, net of recoveries.
(2) Balance sheet reclassification.

                      Report of Independent Accountants on
                          Financial Statement Schedule




To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated March 6, 2000 appearing in the 1999 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Chicago, Illinois
March 29, 2000

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

3.4               Amended and Restated By-Laws, dated November 22, 1999.
                  Incorporated by reference to the
                  Company's report on Form 8-K, dated November  24, 1999.

3.5 Articles of Incorporation, as amended by the amendment to the Articles of Incorporation, dated August 18, 1997. Incorporated by reference to the Company's report on Form 10-K, dated March
                  27, 1998.

4.1               Rights Agreement, dated November 22, 1999,
                  between the Company and First Chicago Trust Company
                  of New York as Rights Agent.                                              21 through 98

*13               Annual Report to Shareholders for the year
                  ended December 31, 1999.                                                  99 through 115

21                Subsidiaries of the Registrant.                                                116

27.1              Financial Data Schedule.                                                       117


                  * Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.