Form 10-Q
period 2000-03-31
CHICAGO RIVET & MACHINE CO
filed 2000-05-12
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2000        Commission File Number  0-1227
                      --------------


                           CHICAGO RIVET & MACHINE CO.
             (Exact name of registrant as specified in its charter)


ILLINOIS                                              36-0904920
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


P. O. Box 3061
90l Frontenac Road
Naperville, Illinois                                     60566
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


Yes         X                          No
          -----                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at March 31, 2000
-----                                             -----------------------------

COMMON STOCK, $1.00 PAR VALUE                          1,138,096 SHARES
-----------------------------                          ----------------


DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended March 31, 2000 are incorporated by reference in Part I of this Report.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                     Page
                                                                     ----
         Consolidated Balance Sheets at March 31, 2000
             and December 31, 1999                                    2-3

         Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 and 1999                         4

         Consolidated Statements of Retained Earnings for the
           Three Months Ended March 31, 2000 and 1999                   5

         Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2000 and 1999                         6

         Notes to the Consolidated Financial Statements               7-8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9-10



PART II.                   OTHER INFORMATION                        11-16

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999


                                              March 31,   December 31,
                                                2000          1999
                                            ------------  ------------
                                            (Unaudited)
                      Assets

Current Assets:
  Cash and cash equivalents                 $ 2,026,776   $ 3,414,460
  Certificates of deposit                     1,353,733       552,594
  Accounts receivable - net of allowances     6,979,140     6,681,659
  Inventories:
    Raw materials                             1,659,110     2,002,490
    Work in process                           2,425,070     1,782,944
    Finished goods                            2,787,332     3,138,287
                                            -----------   -----------
  Total inventories                           6,871,512     6,923,721
                                            -----------   -----------

  Deferred income taxes                         695,191       695,191
  Other current assets                          186,418       245,997
                                            -----------   -----------

Total current assets                         18,112,770    18,513,622
                                            -----------   -----------

Property, Plant and Equipment:
    Land and improvements                     1,010,595     1,010,595
    Buildings and improvements                5,659,733     5,646,956
    Production equipment, leased
      machines and other                     26,281,557    25,239,969
                                            -----------   -----------
                                             32,951,885    31,897,520
Less accumulated depreciation                18,248,122    17,789,557
                                            -----------   -----------
Net property, plant and equipment            14,703,763    14,107,963
                                            -----------   -----------

Total assets                                $32,816,533   $32,621,585
                                            ===========   ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999


                                                      March 31,   December 31,
                                                        2000          1999
                                                    -----------   ------------
                                                    (Unaudited)
       Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                   $ 1,800,000   $ 1,800,000
  Accounts payable                                    2,176,672     1,498,002
  Wages and salaries                                    989,558       792,606
  Contributions due profit sharing plan                 157,116       669,053
  Other accrued expenses                                456,034       540,718
  Federal and state income taxes                        813,356       765,653
                                                    -----------   -----------
Total current liabilities                             6,392,736     6,066,032

Note payable                                            900,000     1,350,000
Deferred income taxes                                 1,318,275     1,318,275
                                                    -----------   -----------

Total liabilities                                     8,611,011     8,734,307
                                                    -----------   -----------

Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
   authorized: none outstanding                            --            --
  Common stock, $1.00 par value, 4,000,000 shares
   authorized: 1,138,096 issued and outstanding       1,138,096     1,138,096
  Additional paid-in capital                            447,134       447,134
  Retained earnings                                  22,620,292    22,302,048
                                                    -----------   -----------
Total shareholders' equity                           24,205,522    23,887,278
                                                    -----------   -----------

Total liabilities and shareholders' equity          $32,816,533   $32,621,585
                                                    ===========   ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                             2000            1999
                                        ------------    ------------

Net sales                               $ 12,372,113    $ 12,435,788
Lease revenue                                 63,623          81,692
                                        ------------    ------------
                                          12,435,736      12,517,480

Cost of goods sold and costs
  related to lease revenue                 8,892,224       8,874,439
                                        ------------    ------------

Gross profit                               3,543,512       3,643,041

Selling and administrative expenses        1,990,084       1,698,154
Profit sharing expense                       156,000         190,000
                                        ------------    ------------
                                           1,397,428       1,754,887
Other income and expenses:
  Interest income                             51,977          47,794
  Interest expense                           (50,940)        (77,439)
  Gain from the disposal of equipment         10,144          11,428
  Other income, net of other expense           3,826           3,790
                                        ------------    ------------


Income before income taxes                 1,412,435       1,740,460
Provision for income taxes                   491,000         588,000
                                        ------------    ------------

Net income                              $    921,435    $  1,152,460
                                        ============    ============

Average common shares outstanding          1,138,096       1,153,496
                                        ============    ============

Per share data:
  Net income per share                  $       0.81    $       1.00
                                        ============    ============

  Cash dividends declared per share     $       0.53    $       0.53
                                        ============    ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)


                                               2000             1999
                                           ------------    ------------

Retained earnings at beginning of period   $ 22,302,048    $ 20,405,979

Net income for the three months ended           921,435       1,152,460

Cash dividends declared in the period,
  $.53 per share in 2000 and 1999              (603,191)       (610,940)
                                           ------------    ------------

Retained earnings at end of period         $ 22,620,292    $ 20,947,499
                                           ============    ============


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                       2000           1999
                                                   -----------    -----------
Cash flows from operating activities:
Net income                                         $   921,435    $ 1,152,460
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                         465,126        424,305
  Net gain on the sale of properties                   (10,144)       (11,428)
  Deferred income taxes                                   --          (25,000)
  Changes in working capital components:
    Accounts receivable                               (297,481)      (880,224)
    Inventories                                         52,209       (137,016)
    Other current assets                                59,579         78,354
    Accounts payable                                   280,336        389,376
    Accrued wages and salaries                         196,952        155,801
    Accrued profit sharing                            (511,937)      (355,896)
    Other accrued expenses                             (84,684)        34,191
    Income taxes payable                                47,703        557,460
                                                   -----------    -----------
    Net cash provided by operating activities        1,119,094      1,382,383
                                                   -----------    -----------

Cash flows from investing activities:
  Capital expenditures                              (1,061,857)      (163,843)
  Proceeds from the sale of properties                  11,075         25,752
  Proceeds from held-to-maturity securities            452,594        550,254
  Purchases of held-to-maturity securities          (1,253,733)    (1,151,521)
                                                   -----------    -----------
  Net cash used in investing activities             (1,851,921)      (739,358)
                                                   -----------    -----------

Cash flows from financing activities:
  Payments under term loan agreement                  (450,000)      (450,000)
  Cash dividends paid                                 (204,857)      (207,216)
                                                   -----------    -----------
  Net cash used in financing activities               (654,857)      (657,216)
                                                   -----------    -----------

Net decrease in cash and cash equivalents           (1,387,684)       (14,191)
Cash and cash equivalents at beginning of period     3,414,460      3,181,471
                                                   -----------    -----------
Cash and cash equivalents at end of period         $ 2,026,776    $ 3,167,280
                                                   ===========    ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the indicated periods.

The Company uses estimated gross profit rates to determine the cost of goods sold during interim periods on a portion of its operations. Actual results could differ from those estimates and will be adjusted, as necessary, following the Company's annual physical inventory in the fourth quarter.

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

Certain items in 1999 have been reclassified to conform to the presentation in 2000. These changes have no effect on the financial position of the Company.

2. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                         Assembly
                                         Fastener        Equipment          Other     Consolidated
                                         --------        ---------          -----     ------------
Three Months Ended March 31, 2000:
Net sales and lease revenue            $  9,914,464    $  2,521,272    $       --     $ 12,435,736

Depreciation                                340,698          65,385          59,043        465,126

Segment profit                            1,583,872         913,460            --        2,497,332
Selling and administrative expenses                                       1,085,934      1,085,934
Interest expense                                                             50,940         50,940
Interest income                                                             (51,977)       (51,977)
                                                                                      ------------
Income before income taxes                                                               1,412,435
                                                                                      ------------
Capital expenditures                      1,053,282           7,063           1,512      1,061,857

Segment assets:
  Inventory                               4,022,771       2,848,741            --        6,871,512
  Property, plant and equipment, net     11,242,634       1,861,270       1,599,859     14,703,763
  Other assets                                 --              --        11,241,258     11,241,258
                                                                                      ------------
                                                                                        32,816,533
                                                                                      ------------

Three Months Ended March 31, 1999:
Net sales and lease revenue            $  9,737,327    $  2,780,153    $       --     $ 12,517,480

Depreciation                                299,508          65,517          59,280        424,305

Segment profit                            1,601,892       1,039,636            --        2,641,528
Selling and administrative expenses                                         871,423        871,423
Interest expense                                                             77,439         77,439
Interest income                                                             (47,794)       (47,794)
                                                                                      ------------
Income before income taxes                                                               1,740,460
                                                                                      ------------

Capital expenditures                        106,599           1,024          56,220        163,843

Segment assets:
  Inventory                               3,777,597       2,889,166            --        6,666,763
  Property, plant and equipment, net     10,385,719       1,721,228       1,763,022     13,869,969
  Other assets                                 --              --        12,539,225     12,539,225
                                                                                      ------------
                                                                                        33,075,957
                                                                                      ------------

CHICAGO RIVET & MACHINE CO.
Management's Discussion and Analysis of Financial Condition and Results of Operations

     Revenues for the first quarter, while still very strong, fell short of the record levels posted during the first quarter of 1999. Net sales and lease revenues amounted to $12,435,736 in the first quarter of 2000, compared to $12,517,480 during the first quarter of 1999. Revenues within the fastener segment increased 1.8% compared with the first quarter of 1999 and amounted to $9,914,464. However, demand for products within the assembly equipment segment continued to be soft, and first quarter revenues within that segment of our operations amounted to $2,521,272, a decline of approximately 9.3% compared to the first quarter of 1999.
     Net income amounted to $921,435 or $.81 per share on 1,138,096 average shares outstanding during the first quarter of 2000. These results fell short of the outstanding results reported for the first quarter of 1999. Earnings were impacted by a number of factors. The softness in our assembly equipment segment was a significant factor, as margins in that segment have historically been greater than those in the fastener segment. In addition, the cost of health insurance benefits increased approximately $90,000 during the quarter, depreciation expense increased approximately $41,000, and wage levels are approximately 3% higher than one year ago. A more significant factor was an increase of approximately $258,000 in selling and administrative expenses, due primarily to expenses in connection with final stages of implementation of the new information management systems and, to a lesser extent, professional fees and expenses associated with the recently completed Dutch auction tender offer. We do not anticipate that selling and administrative expenses will return to normal levels until the third quarter.
     As previously reported, the Dutch auction tender offer was successfully completed in April. A total of 159,564 shares were tendered at a price of $23.00 per share. Funding for the repurchase was provided through additional borrowing.
     The Company's financial condition continues to be sound. Working capital amounted to $11.7 million at the end of the first quarter, a decrease of approximately $0.7 million compared to the balance at the beginning of the year. Investments in new equipment amounted to approximately $1.06 million during the quarter.
     Late in 1996, in connection with the purchase of H & L Tool Company, Inc., the Company borrowed $9.0 million, on an unsecured basis, subject to certain customary covenants. At the end of the first quarter of 2000, the outstanding balance of the loan was $2.7 million and the interest rate was approximately 7%. In connection with the previously reported Dutch auction tender offer, the Company obtained, on an unsecured basis, a financing commitment that provided borrowing capacity of up to $9.0 million plus a $1.0 million line of credit. The new borrowing was used to finance the unpaid balance of the 1996 loan described above ($2.7 million) and to fund repurchases of stock under the terms of the Dutch auction. Currently, the total indebtedness under the term loan stands at approximately $6.8 million, which comprises the refinanced amount of the original note and the additional borrowing in connection with the Dutch auction tender offer. Under the terms of the note evidencing such debt, the Company will repay the principal in quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is based upon, at the election of the Company, the Bank of America's Reference rate less an applicable margin or the London Inter-Bank Offering Rate (LIBOR) plus an applicable margin. The applicable margin is based upon the funded debt ratio. The applicable margin for any portion of the loan that bears interest at the Reference Rate is up to 50 basis points and the applicable margin for any portion of the loan that bears interest at the LIBOR rate is up to 130 basis points. This note is subject to covenants that are customary for this type of borrowing. The Company believes that its existing cash, cash equivalents and available borrowings under its

$1.0 million line of credit will be sufficient to provide adequate working capital through at least the next twelve months.
     Overall, market conditions continue to be somewhat softer than one year ago and we do not foresee the situation changing in the short term. Efforts to increase market share continue unabated as do efforts to improve profitability through cost control measures. The Company's financial condition continues to be sound and we expect that 2000 will be a successful year.

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

Item 3  Quantitative and Qualitative About Market Risk

     Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of March 31, 2000, $2.7 million of floating-rate debt was exposed to changes in interest rates compared to $3.15 million as of December 31, 1999. This exposure was primarily linked to the London InterBank Offering Rate and the lender's reference rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Interim Report to Shareholders for the quarter ended March 31, 2000.

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

                                         CHICAGO RIVET & MACHINE CO.
                                         ---------------------------
                                                (Registrant)

Date:  May 12, 2000
                                           /s/     John A. Morrissey
                                           -------------------------
                                                   John A. Morrissey
                                  Chairman of the Board of Directors
                                      and Chief Executive Officer


Date:  May 12, 2000
                                           /s/      John C. Osterman
                                           -------------------------
                                                    John C. Osterman
                                  President, Chief Operating
                                    Officer and Treasurer
                                     (Principal Financial Officer)


Date:  May 12, 2000

                                           /s/      Michael J. Bourg
                                           -------------------------
                                                    Michael J. Bourg
                                  Controller (Principal Accounting
                                    Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


 Exhibit
 Number                                                              Page
                                                                     ----

  19.1      Interim Report to Shareholders for the
              quarter ended March 31, 2000                           14-15

  27.1      Financial Data Schedule                                     16