Form 10-Q
period 2000-06-30
CHICAGO RIVET & MACHINE CO
filed 2000-08-11
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2000              Commission File Number  0-1227
                      -------------


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


Yes       X                                No
         ---                                       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                        Outstanding at June 30, 2000
-----                                        -----------------------------

COMMON STOCK, $1.00 PAR VALUE                        978,532 SHARES


DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

(1) Portions of the Company's Interim Report to Shareholders for the Quarter ended June 30, 2000 are incorporated by reference in Part I of this Report.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                          Page


         Consolidated Balance Sheets at June 30, 2000
               and December 31, 1999                                       2-3

         Consolidated Statements of Operations for the Three
               and Six Months Ended June 30, 2000 and 1999                   4

         Consolidated Statements of Retained Earnings for the
               Six Months Ended June 30, 2000 and 1999                       5

         Consolidated Statements of Cash Flows for the Six Months
               Ended June 30, 2000 and 1999                                  6

         Notes to the Consolidated Financial Statements                    7-9

         Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       10-11



PART II.                   OTHER INFORMATION                             12-17

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999


                                                       June 30,    December 31,
                                                         2000         1999
                                                     -----------   -----------
                                                     (Unaudited)
                  Assets

Current Assets:
  Cash and cash equivalents                          $ 1,900,782   $ 3,414,460
  Certificates of deposit                              1,153,733       552,594
  Accounts receivable - net of allowances              6,878,421     6,681,659
  Inventories:
    Raw materials                                      1,546,872     2,002,490
    Work in process                                    2,459,703     1,782,944
    Finished goods                                     2,921,147     3,138,287
                                                     -----------   -----------
  Total inventories                                    6,927,722     6,923,721
                                                     -----------   -----------

  Deferred income taxes                                  695,191       695,191
  Other current assets                                   106,364       245,997
                                                     -----------   -----------

Total current assets                                  17,662,213    18,513,622
                                                     -----------   -----------

Property, Plant and Equipment:
  Land and improvements                                1,010,595     1,010,595
  Buildings and improvements                           5,659,733     5,646,956
  Production equipment, leased
   machines and other                                 26,569,567    25,239,969
                                                     -----------   -----------
                                                      33,239,895    31,897,520
Less accumulated depreciation                         18,709,201    17,789,557
                                                     -----------   -----------
Net property, plant and equipment                     14,530,694    14,107,963
                                                     -----------   -----------

Total assets                                         $32,192,907   $32,621,585
                                                     ===========   ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999


                                                       June 30,    December 31,
                                                         2000          1999
                                                     -----------   -----------
                                                     (Unaudited)
       Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                    $ 1,800,000   $ 1,800,000
  Accounts payable                                     1,142,255     1,498,002
  Wages and salaries                                     915,893       792,606
  Contributions due profit sharing plan                  306,388       669,053
  Other accrued expenses                                 718,251       540,718
  Federal and state income taxes                         404,958       765,653
                                                     -----------   -----------
Total current liabilities                              5,287,745     6,066,032

Note payable                                           4,332,760     1,350,000
Deferred income taxes                                  1,318,275     1,318,275
                                                     -----------   -----------

Total liabilities                                     10,938,780     8,734,307
                                                     -----------   -----------
Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                             -             -
  Common stock, $1.00 par value, 4,000,000 shares
    authorized: 1,138,096 shares issued                1,138,096     1,138,096
  Additional paid-in capital                             447,134       447,134
  Retained earnings                                   23,338,869    22,302,048
  Treasury stock, 159,564 shares at cost              (3,669,972)          -
                                                     -----------   -----------
Total shareholders' equity                            21,254,127    23,887,278
                                                     -----------   -----------

Total liabilities and shareholders' equity           $32,192,907   $32,621,585
                                                     ===========   ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                Three Months Ended               Six Months Ended
                                                      June 30,                       June 30,
                                           ----------------------------    ----------------------------
                                               2000            1999            2000            1999
                                               ----            ----            ----            ----
Net sales                                  $ 12,301,502    $ 12,863,103    $ 24,673,615    $ 25,298,891
Lease revenue                                    64,586          70,587         128,209         152,279
                                           ------------    ------------    ------------    ------------
                                             12,366,088      12,933,690      24,801,824      25,451,170
Cost of goods sold and costs
  related to lease revenue                    8,719,362      10,175,525      17,611,586      19,049,964
                                           ------------    ------------    ------------    ------------

Gross profit                                  3,646,726       2,758,165       7,190,238       6,401,206
Selling and administrative expenses           2,234,902       2,030,885       4,380,986       3,919,039
                                           ------------    ------------    ------------    ------------
                                              1,411,824         727,280       2,809,252       2,482,167
Other income and expenses:
  Interest income                                40,332          47,173          92,309          94,967
  Interest expense                             (110,641)        (61,827)       (161,581)       (139,266)
  Gain (loss) from disposal of equipment        (10,115)          3,114              29          14,542
  Other income, net of other expense              4,313           4,372           8,139           8,162
                                           ------------    ------------    ------------    ------------

Income before income taxes                    1,335,713         720,112       2,748,148       2,460,572
Provision for income taxes                      441,000         239,000         932,000         827,000
                                           ------------    ------------    ------------    ------------

Net Income                                 $    894,713    $    481,112    $  1,816,148    $  1,633,572
                                           ============    ============    ============    ============

Average common shares outstanding             1,003,080       1,152,832       1,070,588       1,153,162
                                           ============    ============    ============    ============

Per share data:
  Net income per share                     $       0.89    $       0.42    $       1.70    $       1.42
                                           ============    ============    ============    ============

  Cash dividends declared per share        $       0.18    $       0.18    $       0.71    $       0.71
                                           ============    ============    ============    ============


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                      2000            1999
                                                 ------------    ------------

Retained earnings at beginning of period         $ 22,302,048    $ 20,405,979

Net income for the six months ended                 1,816,148       1,633,572

Treasury stock retired at cost                            -           (22,782)

Cash dividends declared in the period,
  $.71 per share in 2000 and 1999                    (779,327)       (818,564)
                                                 ------------    ------------

Retained earnings at end of period               $ 23,338,869    $ 21,198,205
                                                 ============    ============


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                                       2000           1999
                                                       ----           ----
Cash flows from operating activities:
Net income                                         $ 1,816,148    $ 1,633,572
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                         933,618        884,795
  Net gain on the sale of properties                       (29)       (14,542)
  Deferred income taxes                                    -          (15,000)
  Changes in operating assets and liabilities:
    Accounts receivable                               (196,762)      (868,989)
    Inventories                                         (4,001)       371,520
    Other current assets                               139,633         85,758
    Accounts payable                                  (355,747)        58,878
    Accrued wages and salaries                         123,287        433,602
    Accrued profit sharing                            (362,665)      (170,897)
    Other accrued expenses                              30,183        928,675
    Unearned revenue                                   147,350        (14,207)
    Income taxes payable                              (360,695)       (46,540)
                                                   -----------    -----------
    Net cash provided by operating activities        1,910,320      3,266,625
                                                   -----------    -----------

Cash flows from investing activities:
  Capital expenditures                              (1,370,045)      (684,297)
  Proceeds from the sale of properties                  13,725         39,405
  Proceeds from held-to-maturity securities          1,052,594        950,254
  Purchases of held-to-maturity securities          (1,653,733)    (2,801,521)
                                                   -----------    -----------
  Net cash used in investing activities             (1,957,459)    (2,496,159)
                                                   -----------    -----------

Cash flows from financing activities:
  Borrowings under term loan agreement               3,882,760            -
  Payments under term loan agreement                  (900,000)      (900,000)
  Purchase of treasury stock                        (3,669,972)       (24,175)
  Cash dividends paid                                 (779,327)      (818,564)
                                                   -----------    -----------
  Net cash used in financing activities             (1,466,539)    (1,742,739)
                                                   -----------    -----------

Net decrease in cash and cash equivalents           (1,513,678)      (972,273)
Cash and cash equivalents at beginning of period     3,414,460      3,181,471
                                                   -----------    -----------
Cash and cash equivalents at end of period         $ 1,900,782    $ 2,209,198
                                                   ===========    ===========



See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2000 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw-machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                         Assembly
                                         Fastener        Equipment          Other     Consolidated
                                         --------        ---------          -----     ------------
Three Months Ended June 30, 2000:
Net sales and lease revenue            $  9,822,683    $  2,543,405      $      -     $ 12,366,088

Depreciation                                344,064          65,385          59,043        468,492

Segment profit                            1,701,793         805,048             -        2,506,841
Selling and administrative expenses                                       1,100,819      1,100,819
Interest expense                                                            110,641        110,641
Interest income                                                             (40,332)       (40,332)
                                                                                      ------------
Income before income taxes                                                               1,335,713
                                                                                      ------------

Capital expenditures                        265,609          36,149           6,430        308,188

Segment assets:
  Inventory                               3,980,335       2,947,387             -        6,927,722
  Property, plant and equipment, net     11,149,755       1,833,693       1,547,246     14,530,694
  Other assets                                  -               -        10,734,491     10,734,491
                                                                                      ------------
                                                                                        32,192,907
                                                                                      ------------

Three Months Ended June 30, 1999:
Net sales and lease revenue            $  9,900,233    $  3,033,457      $      -     $ 12,933,690

Depreciation                                335,694          65,516          59,280        460,490

Segment profit                              506,463       1,156,657             -        1,663,120
Selling and administrative expenses                                         928,354        928,354
Interest expense                                                             61,827         61,827
Interest income                                                             (47,173)       (47,173)
                                                                                      ------------
Income before income taxes                                                                 720,112
                                                                                      ------------

Capital expenditures                        368,987         132,889          18,578        520,454

Segment assets:
  Inventory                               3,305,761       2,852,466             -        6,158,227
  Property, plant and equipment, net     10,425,610       1,771,463       1,722,321     13,919,394
  Other assets                                  -               -        12,803,504     12,803,504
                                                                                      ------------
                                                                                        32,881,125
                                                                                      ------------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                         Assembly
                                         Fastener        Equipment          Other     Consolidated
                                         --------        ---------          -----     ------------
Six Months Ended June 30, 2000:
Net sales and lease revenue            $ 19,737,147    $  5,064,677      $      -     $ 24,801,824

Depreciation                                684,762         130,770         118,086        933,618

Segment profit                            3,285,665       1,718,508             -        5,004,173
Selling and administrative expenses                                       2,186,753      2,186,753
Interest expense                                                            161,581        161,581
Interest income                                                             (92,309)       (92,309)
                                                                                      ------------
Income before income taxes                                                               2,748,148
                                                                                      ------------

Capital expenditures                      1,318,891          43,212           7,942      1,370,045

Six Months Ended June 30, 1999:
Net sales and lease revenue            $ 19,637,560    $  5,813,610      $      -     $ 25,451,170

Depreciation                                635,202         131,033         118,560        884,795

Segment profit                            2,108,355       2,196,293             -        4,304,648
Selling and administrative expenses                                       1,799,777      1,799,777
Interest expense                                                            139,266        139,266
Interest income                                                             (94,967)       (94,967)
                                                                                      ------------
Income before income taxes                                                               2,460,572
                                                                                      ------------

Capital expenditures                        475,586         133,913          74,798        684,297

                           CHICAGO RIVET & MACHINE CO.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

         Net sales and lease revenues for the second quarter of 2000 totaled $12,366,088, a decrease of approximately 4.4% compared to the same period in 1999. Revenues in the assembly equipment segment were approximately 16% lower than those recorded during the second quarter of 1999, and amounted to $2,543,405, while revenues from the fastener segment declined less than 1% compared with the year earlier period and totaled $9,822,683.
         Net income for the second quarter of 2000 amounted to $894,713 or $.89 per share on 1,003,080 average shares outstanding during the quarter. On a year to date basis, net income amounted to $1,816,148 or $1.70 per share on 1,070,588 average shares outstanding during the first six months of 2000. While earnings for both the second quarter and the first half compare favorably with 1999, it should be noted that 1999 results include an after tax charge of $623,000 in connection with a product recall. Earnings were impacted by the continued softness in the demand for our products, especially within the assembly equipment segment where margins have historically been higher than those of the fastener segment. Successful efforts to control costs of manufacture within the fastener segment were able to offset much of the impact of reduced sales volumes at the gross margin level. Selling and administrative expenses increased by $204,000 compared to the second quarter of 1999. The primary factors that contributed to this change were costs associated with the previously reported "Dutch auction" tender offer and those incurred in connection with the ongoing implementation of new data processing systems and software. The data processing initiative is now entering its final stages, and, while it has taken longer than originally anticipated, the Company is beginning to enjoy many of the anticipated benefits associated with this project.
         The Company's financial condition remains sound. Working capital at the end of the second quarter was approximately $12.4 million, an increase of approximately $0.7 million compared to the end of the first quarter and approximately even with the beginning of the year.
         In connection with the tender offer, the Company obtained, on an unsecured basis, a financing commitment that provided borrowing capacity of up to $9.0 million plus a $1.0 million line of credit. The new borrowing was used to finance the unpaid balance of a 1996 loan related to the purchase of H & L Tool Company, Inc. ($2.7 million) and to fund purchases of stock under the terms of the Dutch auction. At the end of the second quarter of 2000, total indebtedness under the term loan stood at approximately $6.1 million. Under the terms of the note evidencing such debt, the Company will repay the principal in quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is based upon, at the election of the Company, the Bank of America's reference rate less an applicable margin or the London Inter-Bank Offering Rate (LIBOR) plus an applicable margin. The applicable margin is based upon the funded debt ratio. The applicable margin for any portion of the loan that bears interest at the reference rate is up to 50 basis points and the applicable margin for any portion of the loan that bears interest at the LIBOR rate is up to 130 basis points. At the end of June, 2000, the average interest rate on the outstanding balance was approximately 7.4%. This note is subject to the maintenance of certain financial ratios and other covenants that are customary for this type of borrowing. The Company believes that its existing cash, cash equivalents and available borrowings under its $1.0 million line of credit will be sufficient to provide adequate working capital through at least the next twelve months.
         Throughout the first half of 2000, activity in our markets has trailed the robust levels of 1999, and we expect that trend to continue throughout the balance of the year. Despite that softness, we have been able to post solid operating results due, in part, to ongoing efforts to reduce expenses and improve efficiencies.

         THIS DISCUSSION CONTAINS CERTAIN "FORWARD-LOOKING STATEMENTS" WHICH ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL EVENTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED HEREIN. FACTORS WHICH MAY CAUSE SUCH DIFFERENCES IN EVENTS INCLUDE, AMONG OTHER THINGS, FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS, CONSUMER DEMAND, THE GAIN OR LOSS OF A KEY CUSTOMER AND THE PRICE AND AVAILABILITY OF THE COMPANY'S PRIMARY RAW MATERIALS. THEREFORE, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE UPON SUCH FORWARD-LOOKING STATEMENTS.

                          PART II -- OTHER INFORMATION

Item 3.  Quantitative and Qualitative Information About Market Risk

           Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of June 30, 2000, $6.1 million of floating-rate debt was exposed to changes in interest rates compared to $3.15 million as of December 31, 1999. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's reference rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

Item 4.  Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Stockholders was held on May 9, 2000. The only proposal voted upon was the election of six directors for a term ending at the Annual Meeting in 2001. The six persons nominated by the Company's Board of Directors received the following votes and were elected:

           NAME                      VOTES FOR             VOTES WITHHELD
           ----                      ---------             --------------

  Edward L. Chott                    1,017,347                 18,939
  William T. Divane, Jr.             1,027,307                 11,039
  John R. Madden                     1,024,907                 12,639
  John A. Morrissey                  1,027,509                 10,938
  Walter W. Morrissey                1,027,359                 11,038
  John C. Osterman                   1,027,359                 11,038

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              19.1 Interim Report to Shareholders for the quarter ended June 30, 2000

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


                                        CHICAGO RIVET & MACHINE CO.
                                        ---------------------------
                                                (Registrant)

Date:  August 11, 2000
                                        /s/ John A. Morrissey
                                        --------------------------------------
                                            John A. Morrissey
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


Date:  August 11, 2000
                                        /s/ John C. Osterman
                                        --------------------------------------
                                            John C. Osterman
                                            President, Chief Operating Officer
                                            and Treasurer
                                            (Principal Financial Officer)


Date:  August 11, 2000

                                        /s/ Michael J. Bourg
                                        --------------------------------------
                                            Michael J. Bourg
                                            Controller
                                            (Principal Accounting Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                  Page

  19.1             Interim Report to Shareholders for the
                    quarter ended June 30, 2000                       15 - 16

  27.1             Financial Data Schedule                                 17