Form 10-Q
period 2000-09-30
CHICAGO RIVET & MACHINE CO
filed 2000-11-03
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000         Commission File Number   0-1227
                      ------------------


                           CHICAGO RIVET & MACHINE CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


ILLINOIS                                                             36-0904920
--------------------                                              -------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

P.O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                  60566
--------------------                                                  ------
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


Yes            X                             No
              ---                               ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at September 30, 2000
-----                                          ---------------------------------

COMMON STOCK, $1.00 PAR VALUE                           978,532 SHARES

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.             FINANCIAL INFORMATION                                 Page

     Consolidated Balance Sheets at September 30, 2000
         and December 31, 1999                                             2-3

     Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 2000 and 1999                   4

     Consolidated Statements of Retained Earnings for the
         Nine Months Ended September 30, 2000 and 1999                       5

     Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2000 and 1999                                   6

     Notes to the Consolidated Financial Statements                        7-9

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

     Quantitative and Qualitative Information About Market Risk             11


PART II.            OTHER INFORMATION                                    12-15

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999


                                                    September 30,   December 31,
                                                        2000           1999
                                                    ------------    ------------
                                                     (Unaudited)
                   Assets

Current Assets:
  Cash and cash equivalents                         $  2,625,005    $  3,414,460
  Certificates of deposit                                829,886         552,594
  Accounts receivable - net of allowances              6,351,416       6,681,659
  Inventories:
    Raw materials                                      1,564,382       2,002,490
    Work in process                                    2,348,139       1,782,944
    Finished goods                                     3,030,157       3,138,287
                                                    ------------    ------------
  Total inventories                                    6,942,678       6,923,721
                                                    ------------    ------------
  Deferred income taxes                                  695,191         695,191
  Other current assets                                   261,534         245,997
                                                    ------------    ------------
Total current assets                                  17,705,710      18,513,622
                                                    ------------    ------------
Property, Plant and Equipment:
  Land and improvements                                1,010,595       1,010,595
  Buildings and improvements                           5,671,733       5,646,956
  Production equipment, leased
    machines and other                                26,714,677      25,239,969
                                                    ------------    ------------
                                                      33,397,005      31,897,520
Less accumulated depreciation                         19,140,300      17,789,557
                                                    ------------    ------------
Net property, plant and equipment                     14,256,705      14,107,963
                                                    ------------    ------------
Total assets                                        $ 31,962,415    $ 32,621,585
                                                    ============    ============


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999

                                                                  September 30,     December 31,
                                                                      2000              1999
                                                                  -------------     ------------
                                                                   (Unaudited)
      Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                                 $ 1,800,000       $ 1,800,000
  Accounts payable                                                  1,102,300         1,438,147
  Wages and salaries                                                1,149,915           792,606
  Contributions due profit sharing plan                               350,769           669,053
  Other accrued expenses                                              572,782           514,603
  Unearned revenue                                                    311,075            85,970
  Federal and state income taxes                                       71,958           765,653
                                                                  -------------     ------------
Total current liabilities                                           5,358,799         6,066,032

Note payable                                                        3,882,760         1,350,000
Deferred income taxes                                               1,368,275         1,318,275
                                                                  -------------     ------------

Total liabilities                                                  10,609,834         8,734,307
                                                                  -------------     ------------

Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
   authorized: none outstanding                                           -                 -
  Common stock, $1.00 par value, 4,000,000 shares
   authorized: 1,138,096 shares issued                              1,138,096         1,138,096
  Additional paid-in capital                                          447,134           447,134
  Retained earnings                                                23,437,323        22,302,048
  Treasury stock, 159,564 shares at cost                           (3,669,972)              -
                                                                  -------------     ------------
Total shareholders' equity                                         21,352,581        23,887,278
                                                                  -------------     ------------

Total liabilities and shareholders' equity                        $31,962,415       $32,621,585
                                                                  =============     ============

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                                Three Months Ended              Nine Months Ended
                                                   September 30,                  September 30,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                              ----            ----            ----            ----
Net sales                                 $ 10,284,719    $ 11,654,430    $ 34,958,334    $ 36,953,321
Lease revenue                                   60,851          67,028         189,060         219,307
                                          ------------    ------------    ------------    ------------
                                            10,345,570      11,721,458      35,147,394      37,172,628
Cost of goods sold and costs
 related to lease revenue                    8,082,881       8,423,877      25,694,467      27,473,841
                                          ------------    ------------    ------------    ------------

Gross profit                                 2,262,689       3,297,581       9,452,927       9,698,787
Selling and administrative expenses          1,794,694       2,011,344       6,175,680       5,930,383
                                          ------------    ------------    ------------    ------------
                                               467,995       1,286,237       3,277,247       3,768,404
Other income and expenses:
 Interest income                                55,348          49,600         147,657         144,567
 Interest expense                             (113,080)        (60,091)       (274,661)       (199,357)
 Gain (loss) from disposal of equipment            224          (5,302)            253           9,240
 Other income, net of other expense              5,096           4,330          13,235          12,492
                                          ------------    ------------    ------------    ------------

Income before income taxes                     415,583       1,274,774       3,163,731       3,735,346
Provision for income taxes                     141,000         458,000       1,073,000       1,285,000
                                          ------------    ------------    ------------    ------------

Net Income                                $    274,583    $    816,774    $  2,090,731    $  2,450,346
                                          ============    ============    ============    ============

Average common shares outstanding              978,532       1,152,139       1,039,679       1,152,792
                                          ============    ============    ============    ============

Per share data:
 Net income per share                     $       0.28    $       0.71    $       2.01    $       2.13
                                          ============    ============    ============    ============

 Cash dividends declared per share        $       0.18    $       0.18    $       0.89    $       0.89
                                          ============    ============    ============    ============


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)



                                                        2000            1999
                                                   ------------    ------------

Retained earnings at beginning of period           $ 22,302,048    $ 20,405,979

Net income for the nine months ended                  2,090,731       2,450,346

Treasury stock retired at cost                              -           (60,510)

Cash dividends declared in the period,
  $.89 per share in 2000 and 1999                      (955,456)     (1,025,776)
                                                   ------------    ------------

Retained earnings at end of period                 $ 23,437,323    $ 21,770,039
                                                   ============    ============


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                       2000           1999
                                                       ----           ----
Cash flows from operating activities:
Net income                                         $ 2,090,731    $ 2,450,346
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                       1,400,418      1,320,268
  Net gain on the sale of properties                      (253)        (9,240)
  Deferred income taxes                                 50,000         25,000
  Changes in operating assets and liabilities:
    Accounts receivable                                330,243       (954,086)
    Inventories                                        (18,957)         9,087
    Other current assets                               (15,537)        23,567
    Accounts payable                                  (335,847)       280,730
    Accrued expenses                                    97,204        416,402
    Unearned revenue                                   225,105         (8,811)
    Income taxes payable                              (693,695)        48,892
                                                   -----------    -----------
    Net cash provided by operating activities        3,129,412      3,602,155
                                                   -----------    -----------

Cash flows from investing activities:
  Capital expenditures                              (1,564,332)      (822,394)
  Proceeds from the sale of properties                  15,425         41,275
  Proceeds from held-to-maturity securities          1,906,327      4,051,774
  Purchases of held-to-maturity securities          (2,183,619)    (5,954,114)
                                                   -----------    -----------
  Net cash used in investing activities             (1,826,199)    (2,683,459)
                                                   -----------    -----------

Cash flows from financing activities:
  Borrowings under term loan agreement               3,882,760            -
  Payments under term loan agreement                (1,350,000)    (1,350,000)
  Purchase of treasury stock                        (3,669,972)       (64,131)
  Cash dividends paid                                 (955,456)    (1,025,776)
                                                   -----------    -----------
  Net cash used in financing activities             (2,092,668)    (2,439,907)
                                                   -----------    -----------

Net decrease in cash and cash equivalents             (789,455)    (1,521,211)
Cash and cash equivalents at beginning of period     3,414,460      3,181,471
                                                   -----------    -----------
Cash and cash equivalents at end of period         $ 2,625,005    $ 1,660,260
                                                   ===========    ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2000 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw-machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                           Assembly
                                            Fastener       Equipment         Other      Consolidated
                                            --------       ---------         -----      ------------
Three Months Ended September 30, 2000:
Net sales and lease revenue              $  8,022,136    $  2,323,434     $       -     $ 10,345,570

Depreciation                                  343,956          63,861          58,983        466,800

Segment profit                                599,860         721,841             -        1,321,701
Selling and administrative expenses                                           848,386        848,386
Interest expense                                                              113,080        113,080
Interest income                                                               (55,348)       (55,348)
                                                                                        ------------
Income before income taxes                                                                   415,583
                                                                                        ------------

Capital expenditures                           63,635         118,244          12,408        194,287

Segment assets:
  Inventory                                 3,957,677       2,985,001             -        6,942,678
  Property, plant and equipment, net       10,869,966       1,887,612       1,499,128     14,256,706
  Other assets                                    -               -        10,763,031     10,763,031
                                                                                        ------------
                                                                                          31,962,415
                                                                                        ------------

Three Months Ended September 30, 1999:
Net sales and lease revenue              $  9,023,786    $  2,697,672     $       -     $ 11,721,458

Depreciation                                  317,817          66,588          51,068        435,473

Segment profit                              1,199,076       1,061,371             -        2,260,447
Selling and administrative expenses                                           975,182        975,182
Interest expense                                                               60,091         60,091
Interest income                                                               (49,600)       (49,600)
                                                                                        ------------
Income before income taxes                                                                 1,274,774
                                                                                        ------------

Capital expenditures                          106,053          15,653          16,391        138,097

Segment assets:
  Inventory                                 3,508,194       3,012,466             -        6,520,660
  Property, plant and equipment, net       10,214,229       1,712,975       1,687,642     13,614,846
  Other assets                                    -               -        12,412,927     12,412,927
                                                                                        ------------
                                                                                          32,548,433
                                                                                        ------------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                          Assembly
                                          Fastener        Equipment         Other      Consolidated
                                          --------        ---------         -----      ------------
Nine Months Ended September 30, 2000:
Net sales and lease revenue             $ 27,759,283    $  7,388,111       $     -     $ 35,147,394

Depreciation                               1,028,718         194,631         177,069      1,400,418

Segment profit                             3,885,525       2,440,349             -        6,325,874
Selling and administrative expenses                                        3,035,139      3,035,139
Interest expense                                                             274,661        274,661
Interest income                                                             (147,657)      (147,657)
                                                                                       ------------
Income before income taxes                                                                3,163,731
                                                                                       ------------

Capital expenditures                       1,382,526         161,456          20,350      1,564,332

Nine Months Ended September 30, 1999:
Net sales and lease revenue             $ 28,661,346    $  8,511,282       $     -     $ 37,172,628

Depreciation                                 953,019         197,621         169,628      1,320,268

Segment profit                             3,307,431       3,257,664             -        6,565,095
Selling and administrative expenses                                        2,774,959      2,774,959
Interest expense                                                             199,357        199,357
Interest income                                                             (144,567)      (144,567)
                                                                                       ------------
Income before income taxes                                                                3,735,346
                                                                                       ------------

Capital expenditures                         581,639         149,566          91,189        822,394

                           CHICAGO RIVET & MACHINE CO.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS

     The Company's third quarter has historically reflected reduced revenues as production schedules are reduced to accommodate normal vacation schedules both at our facilities and at those of our major customers. This year, the traditional third quarter decline in revenues was accompanied by a sharp drop in production schedules that extended across our major customer base. This decline was most evident in the motor vehicle and automotive parts sector of the economy where output declined at an annual rate in excess of 19% during the third quarter. Our results for the quarter reflect this downturn in activity as consolidated revenues declined 11.7% compared to the third quarter of 1999. Revenues from the fastener segment, which had been nearly equal to the record levels recorded in 1999 during the first six months of the year, weakened considerably in the third quarter and totaled $8,022,136, a decline of 11.1% compared to the third quarter of 1999. On a year to date basis, fastener sales trail 1999 by approximately 3.1% and total $27,759,283. Assembly equipment sales, which have been relatively soft throughout the year amounted to $2,323,434 during the quarter, a decline of 13.9% compared to the year earlier period. On a year to date basis, sales in this segment have declined 13.2% and total $7,388,111.

     Although the overall decline in volume is the major factor contributing to lower earnings in the third quarter of 2000, the situation is compounded by a somewhat disproportionate decline in revenues from the assembly equipment segment, which has traditionally enjoyed higher margins than the fastener segment. In addition, costs related to health insurance and worker's compensation insurance were approximately $120,000 higher during the third quarter of the current year compared to the third quarter of 1999, while interest expense increased approximately $53,000. Also during the quarter, adjustments to certain estimates related to inventories were recorded. This had the effect of reducing third quarter net income by approximately $82,000. Selling and administrative expenses declined in the third quarter compared to the third quarter of 1999, primarily due to lower profit sharing expense. Net income for the third quarter of 2000 amounted to $274,583 or $.28 per share on 978,532 average shares outstanding.

     Working capital at the end of the quarter amounted to approximately $12.3 million, approximately even with the end of the prior quarter. Capital expenditures during the quarter amounted to $194,000, primarily related to equipment used in the production of perishable tooling supplied to assembly equipment customers. We continue to make scheduled quarterly payments of $450,000 plus interest, at a variable rate, on our term note. At September 30, 2000 the principal balance of this note was approximately $5.68 million, and the interest rate was approximately 7.4%. The Company also has a $1.0 million line of credit from Bank of America. There is no charge for this facility until it is utilized. We believe that our current cash, cash equivalents and available line of credit will be sufficient to provide adequate working capital to meet our needs for the foreseeable future.

     This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, our ability to maintain our relationships with our significant customers; increases in the prices of, or limitations on the availability of, our primary raw materials; or a downturn in the automotive industry, upon which we rely for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of September 30, 2000, $5.68 million of floating-rate debt was exposed to changes in interest rates compared to $3.15 million as of December 31, 1999. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's reference rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 27.1  Financial Data Schedule

         (b)  Reports on Form 8-K:

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

                                                     CHICAGO RIVET & MACHINE CO.
                                                     ---------------------------
                                                            (Registrant)

Date:  November 3, 2000
                                                     /s/       John A. Morrissey
                                                     ---------------------------
                                                               John A. Morrissey
                                              Chairman of the Board of Directors
                                                     and Chief Executive Officer


Date:  November 3, 2000
                                                     /s/        John C. Osterman
                                                     ---------------------------
                                                                John C. Osterman
                                                      President, Chief Operating
                                                Officer and Treasurer (Principal
                                                              Financial Officer)


Date:  November 3, 2000

                                                     /s/        Michael J. Bourg
                                                     ---------------------------
                                                                Michael J. Bourg
                                                Controller (Principal Accounting
                                                                        Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                    Page

  27.1               Financial Data Schedule                               15