Form 10-K
period 2000-12-31
CHICAGO RIVET & MACHINE CO
filed 2001-03-29
CIK 19871

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         -----------------------------
                                   FORM 10-K

(Mark One)

[x]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000,
                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the transition period from            to
                         Commission File Number: 0-1227

                          CHICAGO RIVET & MACHINE CO.
             (Exact name of registrant as specified in its charter)

                      Illinois                                   36-0904920
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

         901 Frontenac Road, Naperville, IL                          60563
      (Address or principal executive offices)                     (Zip Code)

           Registrant's telephone number, including area code (630) 357-8500

              Securities registered pursuant to Section 12(b) of the Act:


                                                        NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
           -------------------                          ---------------------
     Common Stock -- $1.00 Par Value                   American Stock Exchange
  (including Preferred Stock Purchase Rights)      (Trading privileges only, not
                                                             registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
     ---------------------------------------------------------------------
                                (Title of Class)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [CHECK MARK]        NO___

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

                       $13,953,453 AS OF JANUARY 31, 2001

  COMMON SHARES OUTSTANDING AS OF JANUARY 31, 2001 WERE 967,132 ($1 PAR VALUE)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2000 (THE "2000 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.
================================================================================
                                                                PAGE 1 OF ______
                                                 EXHIBIT INDEX IS ON PAGE ______

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 2000


Item                                                                        Page
No.                                                                          No.
---                                                                         ----
                                     Part I

1.       Business                                                              3
2.       Properties                                                            4
3.       Legal Proceedings                                                     4
4.       Submission of Matters to a Vote of Security Holders                   5

                                     Part II

5.       Market for Registrant's Common Equity and Related
          Stockholder Matters                                                  6
6.       Selected Financial Data                                               6
7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             6
7a.      Quantitative and Qualitative Disclosures About Market Risk           11
8.       Financial Statements and Supplementary Data                          11
9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             12

                                    Part III

10.      Directors and Executive Officers of the Registrant                   12
11.      Executive Compensation                                               12
12.      Security Ownership of Certain Beneficial Owners and
         Management                                                           12
13.      Certain Relationships and Related Transactions                       12

                                     Part IV

14.      Exhibits, Financial Statement Schedules and Reports on
         Form 8-K                                                             13

                                     PART I

ITEM 1 - BUSINESS

         Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December, 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: Fasteners and Assembly Equipment. The Fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The Assembly Equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see
Note 1 which appears on page 8 of the Company's 2000 Annual Report to Shareholders, incorporated herein by reference. The 2000 Annual Report is filed as an exhibit to this report.

         The principal market for the fastener segment operations is the automotive and appliance industries within the United States. Sales are solicited by employees and by independent sales representatives.

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

         The Company serves a wide variety of customers. Sales revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and appliances. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2000, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to TI Group Automotive Systems Corporation accounted for approximately 19% of the Company's consolidated revenues in 2000, 17% in 1999 and 15% in 1998. Sales to Fisher & Company accounted for approximately 11%, 11% and 10% of the Company's consolidated revenues in 2000, 1999, and 1998, respectively.

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

         At December 31, 2000, the Company employed 366 people.

         The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company's total sales.


ITEM 2 - PROPERTIES

         The Company conducts its manufacturing and warehousing operations at five plants, which are described below. All five plants are owned by the Company and considered suitable and adequate for their present use. The Company also currently maintains a small sales office in Norwell, Massachusetts in a leased facility.

         Of the properties described below, the Jefferson, Iowa and the Madison Heights, Michigan facilities are used entirely in the fastener segment. The Albia, Iowa facility is used exclusively in the assembly equipment segment. The Tyrone, Pennsylvania and the Naperville, Illinois facilites are utilized in both operating segments.

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

Madison Heights,         Concrete, brick and partial metal construction with
Michigan                 metal roof.


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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2000.

                      Executive Officers of the Registrant

         The names, ages and positions of all executive officers of the Company, as of March 24, 2001, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                               Number of years
Name and Age of Officer             Position                    an Officer
-----------------------             --------                   ---------------
John A. Morrissey          65       Chairman, Chief                    21
                                    Executive Officer

John C. Osterman           49       President, Chief                   17
                                    Operating Officer
                                    and Treasurer

Donald P. Long             49       Vice-President Sales                6

Kimberly A. Kirhofer       42       Secretary                          10

Michael J. Bourg           38       Controller                           2


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

- Mr. Bourg has been Controller of the Company since December 1998. Prior to that, he was Accounting Manager at Fuchs Lubricants Co., a manufacturer of industrial lubricants, for two years and prior to that was employed by the public accounting firm of McGladrey & Pullen, LLP as a public accountant, for more than five years.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
 RELATED SECURITY HOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of December 31, 2000 there were 374 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2000 Annual Report is incorporated herein by reference. The 2000 Annual Report is filed as an exhibit to this report.




ITEM 6 - SELECTED FINANCIAL DATA

         The section entitled "Selected Financial Data" which appears on page 11 of the 2000 Annual Report is incorporated herein by reference. The 2000 Annual Report is filed as an exhibit to this report.


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

RESULTS OF OPERATIONS

         The long running economic expansion that the U.S. economy has enjoyed appears to have run its course. Though there may be some debate as to the extent of the slowdown in the overall economy, there is little doubt that the manufacturing sector slowed dramatically during 2000. Despite record automobile sales, companies operating within that segment of the economy generally posted weaker results than in the prior year. This was the case for Chicago Rivet. The softness in new orders that we reported early in 2000 continued to characterize our markets throughout the year, and the softening accelerated during the second half. In view of these conditions, which contributed to both lower revenues and reduced income compared to the record performance in 1999, our results for the year were respectable.

2000 COMPARED TO 1999

         Conditions in our major markets tended to weaken as the year progressed. As a result, net sales and lease revenues declined to $45,423,263 in 2000. On an overall basis, this represents a decline of 7.5% compared to the record level of $49,080,257 recorded in 1999. Revenues within the fastener segment, which began 2000 at a slightly stronger pace than in the prior year, ended the year at $35,735,699, a decline of 4.7% compared to 1999, as the second half of the year was characterized by business levels that were sharply lower than the preceding six months. This downturn is attributable to a decline in the level of activity within the motor vehicle and automotive parts sector of the economy upon which we depend for the majority of our fastener revenues. Within the assembly equipment segment, demand was comparatively soft early in the year, and became weaker as the year progressed. As a result, revenues for the full year declined approximately 16% compared to 1999, totaling $9,687,564 during 2000.

         Given the reduced operating levels, gross margins within the fastener segment declined compared to the prior year. However, there were other significant factors that impacted gross margins. Among them were increases in wage levels necessary to retain skilled labor in the face of very tight labor markets, increases in the cost of tooling and supplies used in manufacturing, significantly higher costs for health insurance and higher depreciation expense associated with recent investments in new manufacturing equipment. While competitive situations continued to hamper our ability to recover the higher costs outlined above, favorable conditions in the market for raw materials enabled us to negotiate modest reductions in the prices paid for certain raw materials. Overall, however, the combination of lower volume and generally higher manufacturing costs caused gross margins within the fastener segment to fall to 22.3% compared to 23.9% in the prior year.


         During 2000, revenues within the assembly equipment segment declined approximately 16% compared to 1999. Most of this decline was a function of reduced unit sales, as demand was comparatively weak throughout the year. Gross margins declined from approximately 45% in 1999 to 42% in 2000, due in part to a continued shift toward lower priced and lower margin equipment, and also reflects the impact of higher health insurance costs. Most other costs of manufacturing were reduced to levels consistent with the lower operating levels.


         Selling and administrative expenses declined 3.6% compared with 1999. Costs incurred in connection with the implementation of new data processing systems declined substantially compared with 1999, but still remained at higher than normal levels for most of the current year. Both commission expense and profit sharing expense declined in proportion with the decline in sales and profits, respectively. Offsetting these changes were professional fees incurred in connection with the Company's "Dutch auction" tender offer, higher health insurance costs, and increases in salary expense.

         Interest expense increased approximately $123,000 due primarily to additional borrowing in connection with the tender offer and, to a lesser extent, higher interest rates.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. During interim periods, the Company uses estimated gross profit rates to determine the cost of goods sold for a portion of its operations. Actual results can vary from these estimates and these estimates are adjusted, as necessary, when actual information is available. During the fourth quarter of 2000, net income included net favorable adjustments to inventory, accruals and allowances aggregating $.10 per share. Similar adjustments in the fourth quarter of 1999 and 1998 amounted to $.09 per share and $.05 per share, respectively.

1999 COMPARED TO 1998

         The Company's net sales and lease revenues increased approximately 9%, totaling $49,080,257 in 1999, compared with $44,938,184 recorded in 1998. Revenues within the fastener segment improved 10.5%, reflecting the strength of the automotive industry, which represents the Company's largest market. While revenue from sales within the assembly equipment segment improved 6.4%, lease revenues in that segment declined compared to the prior year, which resulted in a net increase in sales and lease revenues within the assembly equipment segment of 5.3%. Overall, gross margins improved to $13,361,375, an increase of approximately 5%, despite a charge of $910,000 associated with a product recall. Selling and administrative expenses increased significantly, primarily due to expenditures for information technology, and net income increased to $3,454,291.

         The fastener segment produced the most dramatic changes compared with 1998. Revenues within this segment increased 10.5% to $37,486,536. This increase was largely a reflection of very strong growth in the economy in general and record levels of production within the automotive industry. The increased volume levels contributed to generally higher margins as fixed costs, with the exception of depreciation, remained relatively constant compared with 1998. The strength of the employment market contributed to increases in wage levels that slightly exceeded the overall inflation level, and the limited availability of skilled labor necessitated an increase in overtime expense in order to meet increased demand within this segment of our operations. Despite the strong market conditions prevalent throughout the year, our markets remained extremely price competitive, and our ability to obtain price relief continued to be limited. Fortunately, efforts to control manufacturing costs in other areas continued to be successful, and the Company also benefited from negotiated reductions in the costs of certain raw materials. While the fundamental performance within this segment of our business was very successful, that success was tarnished by a charge incurred in connection with a recall of vehicles that contained certain non-conforming parts which were manufactured by the Company. As previously reported, a settlement was successfully negotiated, but total costs incurred in connection with this incident amounted to $944,000 before taxes, of which $910,000 was charged to cost of goods sold, offsetting a portion of the positive improvements recognized in operations.

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

         Selling and administrative expenses increased approximately 8% compared to the prior year. Costs incurred in connection with implementation of new data processing systems, including efforts related to mitigating the impact of any potential Y2K issues, amounted to nearly $500,000 during the year and represent the primary factor contributing to the increased level of selling and administrative expense. Increases in data communications expense and depreciation related to the new information system added an additional $103,000 to administrative expenses and profit sharing expense increased by $123,000. Bad debt expense was reduced by $94,000 and travel expense declined by $50,000. Increases in salary expense were partially offset by a reduction in commission expense as a larger percentage of sales was handled by Company employees.

         Interest expense during 1999 decreased approximately $120,000 compared with 1998 as the effect of higher interest rates was offset by a lower outstanding balance on the loan. Interest income was approximately $51,000 lower than that recorded in the prior year due to a reduction in the level of funds available for investment in interest- bearing accounts.

DIVIDENDS

         The Company paid four regular quarterly dividends of $.18 per share during 2000. In addition, an extra dividend of $.35 per share was paid during the second quarter of 2000, bringing the total dividend payout to $1.07 per share. On February 19, 2001 the Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2001 to shareholders of record March 5, 2001. These dividends continued the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 67 years. At that same meeting, the Board declared an extra dividend of $.25 per share, payable April 20, 2001 to shareholders of record, April 5, 2001.

MACHINERY AND EQUIPMENT

         Capital investments totaled approximately $2.1 million during 2000. Slightly over $1.9 million of this total was invested in new equipment related to the production of fasteners. Of the amount expended within the fastener segment, $1.5 million was invested in new cold heading and thread-forming equipment and certain support equipment. This equipment will be utilized to expand our capacity to manufacture certain specialty products for which demand has exceeded our capacity. Certain obsolete heat treating equipment was replaced at a cost of $276,000. The balance was expended for various smaller projects, including new quality control equipment and building improvements. Within the assembly equipment segment, capital expenditures totaled $150,372, primarily for the replacement of machine tools used in the manufacture of perishable tooling that is sold to our customers. The balance was expended for data processing equipment and various office equipment.

         Investments in machinery and equipment totaled $1,709,527 during 1999. Investments in new equipment related to the manufacture of fasteners accounted for the majority of these investments and amounted to $994,000 during the year. Investments in hardware and software related to improved information management technology totaled $267,000. A total of $181,000 was expended for the purchase of a variety of test and inspection equipment related to quality control initiatives. Investments in new machine tools used in the manufacture of assembly equipment totaled $108,000. Approximately $41,000 was invested in new telephone equipment and the balance was expended for the purchase, or repair, of various, smaller machine tools and building repairs.

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

      Depreciation expense amounted to $1,889,849 in 2000, $1,711,721 in 1999 and $1,498,302 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at year-end amounted to $12.0 million. Although this is a slight decline from the prior year-end, the change is not unexpected given the significant expenditures for new equipment made during the year. The decline in accounts receivable balance at year-end reflects the fact that sales during the latter portion of 2000 were substantially lower than during the same period in the prior year. This sudden change in demand resulted in an opposite change in inventory levels, which increased $280,000 compared to the end of 1999. Production activity has been adjusted to compensate for the lower sales activity, and we expect that inventories will be reduced to a level consistent with current sales. In connection with a "Dutch auction" tender offer in April 2000, the Company obtained, on an unsecured basis, a financing commitment that provided borrowing capacity of up to $9.0 million plus a $1.0 million line of credit. The new borrowing was used to finance the unpaid balance of a 1996 loan related to the acquisition of H & L Tool Company, Inc. ($2.7 million) and to fund the purchase of stock under the terms of the "Dutch auction". At year-end, the indebtedness under the term loan was approximately $5.2 million. Under the terms of the note, the Company is scheduled to repay the principal in quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods, selected at the option of the Company: the London Inter-Bank Offering Rate (LIBOR) plus an applicable margin; or the lender's prime rate, less an applicable margin. The applicable margin is based upon the funded debt ratio and, for any portion of the loan that bears interest at the prime rate, this margin is up to 50 basis points, and for any portion that bears interest at the LIBOR rate, it is up to 130 basis points. This rate is adjusted quarterly. At year-end 2000, the rate was approximately 7.5%. Management believes that current cash, cash equivalents and the available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

NEW ACCOUNTING STANDARDS

         The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by any new, or proposed, accounting standards.

STOCK PURCHASE PROGRAM

         Terms of a stock repurchase authorization originally approved by the Board of Directors in February of 1990, and subsequently amended to permit the repurchase of an aggregate of 200,000 shares, provide for purchases of the Company's common stock to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. Purchases under the current repurchase authorization have amounted to 161,996 shares at an average price of $15.58 per share. This includes the purchase of 11,400 shares during 2000 at an average price of $19.75 per share. It is management's intention to continue this program, provided market conditions are favorable and funding for repurchases is available.

         In addition to the purchases described above, the Company purchased 159,564 shares at a price of $23.00 per share pursuant to a "Dutch auction" tender offer completed in

April 2000. Funding for the purchases was provided through additional borrowing described above.

YEAR 2000 COMPLIANCE

         We are pleased to report that no significant Y2K disruptions were incurred by the Company.

OUTLOOK FOR 2001

         As this is written, the economic outlook for the balance of 2001 is uncertain. While experts continue to debate whether the economy is headed for a recession, there is mounting evidence that the so-called old economy has been in recession for the past several months. Certainly, we have seen demand in our markets soften dramatically over that time period. While in many years our first quarter is often our strongest quarter, bookings for the first quarter of 2001 are well below the levels that we would consider satisfactory. Anecdotal evidence suggests that our situation is far from unique - especially in the segment of the economy in which we operate. While we anticipate that conditions will improve, when that improvement will be manifested is uncertain, and depends in large measure upon factors over which we have little or no control.

         In the interim, we have taken appropriate actions to adjust operating levels to match the reduced level of demand that is prevalent in our markets. Spending will be closely controlled, and every opportunity to reduce costs will be evaluated. During 2000, we began a program to expand our capacity in certain products where demand outpaced our capacity. We anticipate that program, which should be completed in the second quarter of 2001, will have a positive impact on both revenues and profits. However, the timing and magnitude of its contribution to revenues and profits will depend, in part, upon a recovery in the manufacturing sector of the economy.

         The rapidly changing nature of the competitive arena will continue to present new challenges and new opportunities. We believe that the Company can continue to meet the challenges presented and take advantage of opportunities as they arise. We recognize that success depends upon many factors and take this opportunity to express our gratitude for the loyalty of our customers and for the continued support of our shareholders. We also take this opportunity to acknowledge the efforts of our dedicated and skilled workforce. Their contributions are essential to the Company's success - both past and future.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments.

         As of December 31, 2000, $5.23 million of floating-rate debt was exposed to changes in interest rates compared to $3.15 million at the prior year-end. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's annual earnings.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 15 through 18 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants requiring disclosure herein.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 2001 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16 (a) of the Exchange Act, which is set forth at the end of the section entitled "Additional Information Concerning the Board of Directors and Committees" on pages 7 and 8 of the 2001 Proxy Statement, is incorporated herein by reference. The 2001 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11 - EXECUTIVE COMPENSATION

         The information set forth in the section entitled "Executive Compensation" which appears on pages 9 through 12 of the Company's 2001 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 and 8 of the Company's 2001 Proxy Statement is incorporated herein by reference. The 2001 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 2001 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 2001 Proxy Statement is incorporated herein by reference. The 2001 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to the law firm of Morrissey & Robinson set forth in the penultimate sentence of footnote (2) on page 6 of the Company's 2001 Proxy Statement is incorporated herein by reference. The 2001 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2001 Annual Meeting of Shareholders.

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

               See the section entitled "Financial Statement Schedule" which appears on pages 16 through 18 of this report.

          3.   Exhibits:

               See the section entitled "Exhibits" which appears on page 19 of this report.

     (b)  Reports on Form 8-K

          1. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Chicago Rivet & Machine Co.


                                            By   /s/John C. Osterman
                                            --------------------------
                                            John C. Osterman, President
                                            And Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/John A. Morrissey                              Chairman of the Board of
--------------------
John A. Morrissey                                 Directors, Chief Executive
                                                  Officer and Member of the
                                                  Executive Committee
                                                  March 29, 2001

/s/John C. Osterman                               President, Chief Operating
-------------------
John C. Osterman                                  Officer, Treasurer (Chief
                                                  Financial Officer, Principal
                                                  Accounting Officer), Member
                                                  of the Executive Committee
                                                  and Director
                                                  March 29, 2001

/s/John R. Madden                                 Director, Member of the
------------------
John R. Madden                                    Executive Committee and
                                                  Member of the Audit Committee
                                                  March 29, 2001


/s/Walter W. Morrissey                            Director, Member of Executive
----------------------
Walter W. Morrissey                               Committee
                                                  March 29, 2001

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements, together with the notes thereto and the report thereon of PricewaterhouseCoopers LLP dated March 2, 2001, appearing on pages 5 to 11 of the accompanying 2000 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 2000 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7 herein, the 2000 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Consolidated Financial Statements from 2000 Annual Report (Exhibit 13 hereto):


Consolidated Balance Sheets (page 5 of 2000 Annual Report)

Consolidated Statements of Income (page 6 of 2000 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 2000 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 2000 Annual Report)

Notes to Consolidated Financial Statements (8, 9, and 10 of 2000 Annual Report)

Report of Independent Accountants (page 11 of 2000 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 2000 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                               2000, 1999 AND 1998

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2000 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                                        Page
                                                                        ----

Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)                          17

Report of Independent Accountants on Financial Statement Schedule        18

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                          Additions
                                 Balance at               Charged to                                                       Balance
                                 Beginning                Costs and                                    Other               At end
Classification                    of year                 Expenses           Deductions             Adjustments            of year
--------------                   ----------               ----------         ------------           -----------            -------

2000
Allowance for doubtful
accounts,
Returns and
allowances                       $ 80,000                 $ 58,993           $ 48,993 (1)           $     -              $ 90,000


1999
Allowance for doubtful
accounts,
Returns and
allowances                       $ 70,000                 $ 47,679           $ 37,679 (1)           $  -                 $ 80,000


1998
Allowance for doubtful
accounts,
Returns and
allowances                       $123,022                $ 141,447            $141,447 (1)          $(53,022)(2)         $ 70,000


(1)   Accounts receivable written off, net of recoveries.
(2) Balance sheet reclassification.

                      Report of Independent Accountants on
                          Financial Statement Schedule




To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated March 2, 2001 appearing in the 2000 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Chicago, Illinois
March 2, 2001

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

3.4               Amended and Restated By-Laws,
                  as amended February 19, 2001.                   20 through  38

3.5 Articles of Incorporation, as amended by the amendment to the Articles of Incorporation, dated August 18, 1997. Incorporated by reference to the Company's report on Form 10-K, dated March 27, 1998.

4.1 Rights Agreement, dated November 22, 1999, between the Company and First Chicago Trust Company of New York as Rights Agent. Incorporated by reference to the Company's report on Form 10-K, dated March 29, 2000.

*13               Annual Report to Shareholders for the year
                  ended December 31, 2000.                         39 through 55

21                Subsidiaries of the Registrant.                       56



* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.