Form 10-Q
period 2001-03-31
CHICAGO RIVET & MACHINE CO
filed 2001-05-04
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001            Commission File Number    0-1227
                      --------------                                   ---------


                           CHICAGO RIVET & MACHINE CO.
             (Exact name of registrant as specified in its charter)


ILLINOIS                                                              36-0904920
-------------                                                     --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                   60566
--------------------                                                   -----
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


Yes         X                          No
          -----                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                          Outstanding at March 31, 2001
-----                                          -----------------------------

COMMON STOCK, $1.00 PAR VALUE                          967,132 SHARES
-----------------------------                          --------------

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                          Page
                                                                          ----
         Consolidated Balance Sheets at March 31, 2001
                  and December 31, 2000                                    2-3
         Consolidated Statements of Operations for the Three
           Months Ended March 31, 2001 and 2000                              4

         Consolidated Statements of Retained Earnings for the
           Three Months Ended March 31, 2001 and 2000                        5

         Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2001 and 2000                              6

         Notes to the Consolidated Financial Statements                    7-8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

         Quantitative and Qualitative Information About Market Risk         10


PART II.                   OTHER INFORMATION                             11-15

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000


                                                  March 31,         December 31,
                                                    2001                2000
                                                -----------         ------------
                                                (Unaudited)
                    Assets

Current Assets:
  Cash and cash equivalents                     $ 2,864,064         $ 2,265,442
  Certificates of deposit                           631,104           1,429,886
  Accounts receivable - net of allowances         5,694,990           5,037,231
  Inventories:
    Raw materials                                 1,998,037           2,010,984
    Work in process                               2,168,549           2,156,092
    Finished goods                                2,891,625           3,037,108
                                                -----------         -----------
  Total inventories                               7,058,211           7,204,184
                                                -----------         -----------

  Deferred income taxes                             705,191             705,191
  Other current assets                              234,868             191,668
                                                -----------         -----------

Total current assets                             17,188,428          16,833,602
                                                -----------         -----------

Property, Plant and Equipment:
  Land and improvements                           1,010,595           1,010,595
  Buildings and improvements                      5,677,680           5,677,680
  Production equipment, leased
    machines and other                           26,966,472          26,686,705
                                                -----------         -----------
                                                 33,654,747          33,374,980
Less accumulated depreciation                    19,514,368          19,051,463
                                                -----------         -----------
Net property, plant and equipment                14,140,379          14,323,517
                                                -----------         -----------

Total assets                                    $31,328,807         $31,157,119
                                                ===========         ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000


                                                         March 31,        December 31,
                                                           2001               2000
                                                       ------------       ------------
                                                        (Unaudited)
        Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                      $  1,800,000       $  1,800,000
  Accounts payable                                        1,651,137          1,065,561
  Accrued wages and salaries                              1,151,629            753,577
  Contributions due profit sharing plan                      54,911            437,076
  Other accrued expenses                                    698,934            774,974
  Federal and state income taxes payable                    174,010              1,123
                                                       ------------       ------------
Total current liabilities                                 5,530,621          4,832,311

Note payable                                              2,982,760          3,432,760
Deferred income taxes                                     1,373,275          1,373,275
                                                       ------------       ------------

Total liabilities                                         9,886,656          9,638,346
                                                       ------------       ------------

Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                                 --                 --
  Common stock, $1.00 par value, 4,000,000 shares
    authorized: 1,138,096 shares issued                   1,138,096          1,138,096
  Additional paid-in capital                                447,134            447,134
  Retained earnings                                      23,752,043         23,828,665
  Treasury stock, 170,964 shares at cost                 (3,895,122)        (3,895,122)
                                                       ------------       ------------
Total shareholders' equity                               21,442,151         21,518,773
                                                       ------------       ------------

Total liabilities and shareholders' equity             $ 31,328,807       $ 31,157,119
                                                       ============       ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                     2001                2000
                                                ------------        ------------
Net sales                                       $ 10,568,698        $ 12,372,113
Lease revenue                                         59,133              63,623
                                                ------------        ------------
                                                  10,627,831          12,435,736
Cost of goods sold and costs
  related to lease revenue                         8,377,914           8,892,224
                                                ------------        ------------

Gross profit                                       2,249,917           3,543,512
Selling and administrative expenses                1,699,245           2,146,084
                                                ------------        ------------
                                                     550,672           1,397,428
Other income and expenses:
  Interest income                                     46,762              51,977
  Interest expense                                   (94,768)            (50,940)
  Gain from the disposal of equipment                  7,983              10,144
  Other income, net of other expense                   2,592               3,826
                                                ------------        ------------

Income before income taxes                           513,241           1,412,435
Provision for income taxes                           174,000             491,000
                                                ------------        ------------

Net Income                                      $    339,241        $    921,435
                                                ============        ============

Average common shares outstanding                    967,132           1,138,096
                                                ============        ============

Per share data:
  Net income per share                          $       0.35        $       0.81
                                                ============        ============

  Cash dividends declared per share             $       0.43        $       0.53
                                                ============        ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)


                                                            2001                  2000
                                                       ------------          ------------
Retained earnings at beginning of period               $ 23,828,665          $ 22,302,048

Net income for the three months ended                       339,241               921,435

Cash dividends declared in the period;
  $.43 per share in 2001 and $.53 in 2000                  (415,863)             (603,191)
                                                       ------------          ------------

Retained earnings at end of period                     $ 23,752,043          $ 22,620,292
                                                       ============          ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


                                                                    2001                 2000
                                                               -----------          -----------
Cash flows from operating activities:
Net income                                                     $   339,241          $   921,435
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                     467,307              465,126
  Net gain on the sale of equipment                                 (7,983)             (10,144)
  Changes in working capital components:
    Accounts receivable                                           (657,759)            (297,481)
    Inventories                                                    145,973               52,209
    Other current assets                                           (43,200)              59,579
    Accounts payable                                               343,793              280,336
    Accrued wages and salaries                                     398,052              196,952
    Accrued profit sharing                                        (382,165)            (511,937)
    Other accrued expenses                                         (76,040)             (84,684)
    Income taxes payable                                           172,887               47,703
                                                               -----------          -----------
      Net cash provided by operating activities                    700,106            1,119,094
                                                               -----------          -----------

Cash flows from investing activities:
  Capital expenditures                                            (292,786)          (1,061,857)
  Proceeds from the sale of properties                              16,600               11,075
  Proceeds from held-to-maturity securities                      1,154,885              452,594
  Purchases of held-to-maturity securities                        (356,103)          (1,253,733)
                                                               -----------          -----------
      Net cash provided by (used in) investing activities          522,596           (1,851,921)
                                                               -----------          -----------

Cash flows from financing activities:
  Payments under term loan agreement                              (450,000)            (450,000)
  Cash dividends paid                                             (174,080)            (204,857)
                                                               -----------          -----------
      Net cash used in financing activities                       (624,080)            (654,857)
                                                               -----------          -----------

Net increase (decrease) in cash and cash equivalents               598,622           (1,387,684)
Cash and cash equivalents at beginning of period                 2,265,442            3,414,460
                                                               -----------          -----------
Cash and cash equivalents at end of period                     $ 2,864,064          $ 2,026,776
                                                               ===========          ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                                  Assembly
                                              Fastener            Equipment              Other           Consolidated
                                              --------            ---------              -----           ------------
Three Months Ended March 31, 2001:
Net sales and lease revenue                $  8,306,645         $  2,321,186         $         --        $ 10,627,831

Depreciation                                    346,890               60,699               59,718             467,307

Segment profit                                  617,274              735,854                   --           1,353,128
Selling and administrative expenses                                                       791,881             791,881
Interest expense                                                                           94,768              94,768
Interest income                                                                           (46,762)            (46,762)
                                                                                                         ------------
Income before income taxes                                                                                    513,241
                                                                                                         ------------

Capital expenditures                            217,848               12,935               62,003             292,786

Segment assets:
  Inventory                                   4,304,482            2,753,729                   --           7,058,211
  Property, plant and equipment, net         10,730,445            1,948,265            1,461,669          14,140,379
  Other assets                                       --                   --           10,130,217          10,130,217
                                                                                                         ------------
                                                                                                           31,328,807
                                                                                                         ------------

Three Months Ended March 31, 2000:
Net sales and lease revenue                $  9,914,464         $  2,521,272         $         --        $ 12,435,736

Depreciation                                    340,698               65,385               59,043             465,126

Segment profit                                1,583,872              913,460                   --           2,497,332
Selling and administrative expenses                                                     1,085,934           1,085,934
Interest expense                                                                           50,940              50,940
Interest income                                                                           (51,977)            (51,977)
                                                                                                         ------------
Income before income taxes                                                                                  1,412,435
                                                                                                         ------------

Capital expenditures                          1,053,282                7,063                1,512           1,061,857

Segment assets:
  Inventory                                   4,022,771            2,848,741                   --           6,871,512
  Property, plant and equipment, net         11,242,634            1,861,270            1,599,859          14,703,763
  Other assets                                       --                   --           11,241,258          11,241,258
                                                                                                         ------------
                                                                                                           32,816,533
                                                                                                         ------------

                          CHICAGO RIVET & MACHINE CO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Revenues for the first quarter of 2001 amounted to $10,627,831, a decline of 14.5% compared to the first quarter of 2000. Revenues within the fastener segment amounted to $8,306,645, which is a decline of approximately 16% compared to the first quarter of 2000. Revenues within the assembly equipment segment amounted to $2,321,186 during the first quarter of 2001, a decline of approximately 8% compared to the first quarter of 2000. The decline in revenues is a reflection of continuing weakness in the manufacturing sector of the economy and is consistent with conditions that have characterized our major markets for several months.

         In response to the lower order activity, the company has taken action to reduce operating costs. While these efforts have been successful, their combined impact was not sufficient to fully offset the effects of lower volumes, and gross margins declined in both segments of our operation. While overall sales declined within the fastener segment, we have obtained a variety of new business which contributed to higher than normal tooling costs, further reducing gross margins in this segment. During the first quarter of 2001, reduced consulting and legal expenses, reductions in salary expense, lower commission expense and lower profit sharing expense contributed to a reduction of approximately $450,000 in selling and administrative expenses compared to the first quarter of 2000. These savings helped offset the decline in gross margins, and net income for the quarter amounted to $339,241 or $.35 per share on 967,132 average shares outstanding.

         The Company's financial condition continues to be sound. Working capital at the end of the quarter was $11.7 million, which is approximately $.3 million lower than at the end of the prior quarter. Inventory levels, which are also lower than at the beginning of the year, are still somewhat above ideal levels and efforts to reduce the level of inventories will continue in the months ahead. Capital expenditures amounted to $.3 million during the quarter, primarily for new equipment related to the manufacture of fasteners. At March 31, the balance due on the term note was $4.78 million and the average interest rate was 7.2%. The Company also has a $1.0 million line of credit available through Bank of America. There is no charge for this facility until it is utilized. We believe that current cash, cash equivalents and the available credit facility will be sufficient to provide adequate working capital to meet the Company's needs for the foreseeable future.

         Conditions within our markets continue to be uncharacteristically weak. The level of incoming orders within the fastener segment is well below that enjoyed at this time last year, and we have not seen consistent indications that the situation will improve in the short term. Within the assembly equipment segment, activity is more comparable to that of one year ago; however, conditions in that segment were already showing softness at this time last year. While we anticipate conditions will improve, we do not expect a significant change in our business to occur until the overall economy begins a recovery. In the interim, we will continue to seek out profitable business wherever opportunities exist, and we will continue to place emphasis on proven cost control measures.


The foregoing discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, our ability to maintain our relationships with our significant customers; increases in the prices of, or limitations on the availability of, our primary raw materials; or a downturn in the automotive industry, upon which we rely for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of March 31, 2001, $4.78 million of floating-rate debt was exposed to changes in interest rates compared to $5.23 million as of December 31, 2000. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                99.1 Interim Report to Shareholders for the quarter ended March 31, 2001.

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


                                               CHICAGO RIVET & MACHINE CO.
                                               ---------------------------
                                                      (Registrant)

Date:  May 4, 2001
                                               /s/             John A. Morrissey
                                               ---------------------------------
                                                               John A. Morrissey
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


Date:  May 4, 2001
                                               /s/              John C. Osterman
                                               ---------------------------------
                                                                John C. Osterman
                                               President, Chief Operating
                                               Officer and Treasurer
                                               (Principal Financial Officer)


Date:  May 4, 2001

                                               /s/              Michael J. Bourg
                                               ---------------------------------
                                                                Michael J. Bourg
                                               Controller (Principal Accounting
                                               Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                 Page
                                                                       ----

  99.1            Interim Report to Shareholders for the
                          quarter ended March 31, 2001                 14-15