Form 10-Q
period 2001-06-30
CHICAGO RIVET & MACHINE CO
filed 2001-08-07
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended June 30, 2001               Commission File Number  0-1227
                      -------------                                       ------


                           CHICAGO RIVET & MACHINE CO.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


ILLINOIS                                                              36-0904920
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P. O. Box 3061
901 Frontenac Road
Naperville, Illinois                                                       60566
--------------------                                                       -----
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

Yes         X                          No
          -----                                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                               Outstanding at June 30, 2001
-----                                               ----------------------------

COMMON STOCK, $1.00 PAR VALUE                                967,132 SHARES

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                           Page

         Consolidated Balance Sheets at June 30, 2001
                 and December 31, 2000                                     2-3

         Consolidated Statements of Operations for the Three
                 and Six Months Ended June 30, 2001 and 2000                 4

         Consolidated Statements of Retained Earnings for the
                 Six Months Ended June 30, 2001 and 2000                     5

         Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2001 and 2000                                6

         Notes to the Consolidated Financial Statements                    7-9

         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10

         Quantitative and Qualitative Information About Market Risk         11


PART II.                   OTHER INFORMATION                             12-16

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                       June 30, 2001 and December 31, 2000

                                                 June 30,    December 31,
                                                   2001          2000
                                               -----------   ------------
                                               (Unaudited)

                       Assets

Current Assets:
     Cash and cash equivalents                 $ 3,143,136   $ 2,265,442
     Certificates of deposit                       731,103     1,429,886
     Accounts receivable - net of allowances     5,674,063     5,037,231
     Inventories:
          Raw materials                          1,891,642     2,010,984
          Work in process                        1,756,672     2,156,092
          Finished goods                         2,767,185     3,037,108
                                               -----------   -----------
     Total inventories                           6,415,499     7,204,184
                                               -----------   -----------
     Deferred income taxes                         685,191       705,191
     Other current assets                          292,454       191,668
                                               -----------   -----------
Total current assets                            16,941,446    16,833,602
                                               -----------   -----------
Property, Plant and Equipment:
          Land and improvements                  1,010,595     1,010,595
          Buildings and improvements             5,686,030     5,677,680
          Production equipment, leased
               machines and other               27,384,772    26,686,705
                                               -----------   -----------
                                                34,081,397    33,374,980
Less accumulated depreciation                   19,977,405    19,051,463
                                               -----------   -----------
Net property, plant and equipment               14,103,992    14,323,517
                                               -----------   -----------
Total assets                                   $31,045,438   $31,157,119
                                               ===========   ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000

                                                         June 30,      December 31,
                                                           2001            2000
                                                       ------------    ------------
                                                        (Unaudited)
          Liabilities and Shareholders' Equity

Current Liabilities:
     Current portion of note payable                   $  1,800,000    $  1,800,000
     Accounts payable                                     1,554,933       1,065,561
     Accrued wages and salaries                             942,701         753,577
     Contributions due profit sharing plan                  180,986         437,076
     Other accrued expenses                                 509,830         774,974
     Federal and state income taxes payable                 145,452           1,123
                                                       ------------    ------------
Total current liabilities                                 5,133,902       4,832,311

Note payable                                              2,532,760       3,432,760
Deferred income taxes                                     1,373,275       1,373,275
                                                       ------------    ------------
Total liabilities                                         9,039,937       9,638,346
                                                       ------------    ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
     Preferred stock, no par value, 500,000 shares
          authorized: none outstanding                            -               -
     Common stock, $1.00 par value, 4,000,000 shares
          authorized: 1,138,096 shares issued             1,138,096       1,138,096
     Additional paid-in capital                             447,134         447,134
     Retained earnings                                   24,315,393      23,828,665
     Treasury stock, 170,964 shares at cost              (3,895,122)     (3,895,122)
                                                       ------------    ------------
Total shareholders' equity                               22,005,501      21,518,773
                                                       ------------    ------------
Total liabilities and shareholders' equity             $ 31,045,438    $ 31,157,119
                                                       ============    ============

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                              Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                         ----------------------------    ----------------------------
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------
Net sales                                $ 11,159,885    $ 12,301,502    $ 21,728,583    $ 24,673,615
Lease revenue                                  56,364          64,586         115,497         128,209
                                         ------------    ------------    ------------    ------------
                                           11,216,249      12,366,088      21,844,080      24,801,824

Cost of goods sold and costs
  related to lease revenue                  8,396,627       8,719,362      16,774,541      17,611,586
                                         ------------    ------------    ------------    ------------

Gross profit                                2,819,622       3,646,726       5,069,539       7,190,238
Selling and administrative expenses         1,676,349       2,234,902       3,375,594       4,380,986
                                         ------------    ------------    ------------    ------------
                                            1,143,273       1,411,824       1,693,945       2,809,252

Other income and expenses:
  Interest income                              36,452          40,332          83,214          92,309
  Interest expense                            (72,606)       (110,641)       (167,374)       (161,581)
  Gain (loss) from disposal of equipment       10,609         (10,115)         18,592              29
  Other income, net of other expense            5,710           4,313           8,302           8,139
                                         ------------    ------------    ------------    ------------
Income before income taxes                  1,123,438       1,335,713       1,636,679       2,748,148
Provision for income taxes                    386,000         441,000         560,000         932,000
                                         ------------    ------------    ------------    ------------
Net income                               $    737,438    $    894,713    $  1,076,679    $  1,816,148
                                         ============    ============    ============    ============
Average common shares outstanding             967,132       1,003,080         967,132       1,070,588
                                         ============    ============    ============    ============
Per share data:
  Net income per share                   $       0.76    $       0.89    $       1.11    $       1.70
                                         ============    ============    ============    ============
  Cash dividends declared per share      $       0.18    $       0.18    $       0.61    $       0.71
                                         ============    ============    ============    ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                               2001            2000
                                                           ------------    ------------
Retained earnings at beginning of period                   $ 23,828,665    $ 22,302,048

Net income for the six months ended                           1,076,679       1,816,148

Cash dividends declared in the period,
  $.61 and $.71 per share in 2001 and 2000, respectively       (589,951)       (779,327)
                                                           ------------    ------------
Retained earnings at end of period                         $ 24,315,393    $ 23,338,869
                                                           ============    ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

                                                           2001                  2000
                                                       -----------           -----------
Cash flows from operating activities:
Net income                                             $ 1,076,679           $ 1,816,148
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                             940,897               933,618
  Net gain on the sale of properties                       (18,592)                  (29)
  Deferred income taxes                                     20,000                     -
  Changes in operating assets and liabilities:
    Accounts receivable                                   (636,832)             (196,762)
    Inventories                                            788,685                (4,001)
    Other current assets                                  (100,786)              139,633
    Accounts payable                                       489,372              (355,747)
    Accrued wages and salaries                             189,124               123,287
    Accrued profit sharing                                (256,090)             (362,665)
    Other accrued expenses                                (265,144)              177,533
    Income taxes payable                                   144,329              (360,695)
                                                       -----------           -----------
  Net cash provided by operating activities              2,371,642             1,910,320
                                                       -----------           -----------

Cash flows from investing activities:
  Capital expenditures                                    (730,380)           (1,370,045)
  Proceeds from the sale of properties                      27,600                13,725
  Proceeds from held-to-maturity securities              1,584,886             1,052,594
  Purchases of held-to-maturity securities                (886,103)           (1,653,733)
                                                       -----------           -----------
  Net cash used in investing activities                     (3,997)           (1,957,459)
                                                       -----------           -----------

Cash flows from financing activities:
  Borrowings under term loan agreement                           -             3,882,760
  Payments under term loan agreement                      (900,000)             (900,000)
  Purchase of treasury stock                                     -            (3,669,972)
  Cash dividends paid                                     (589,951)             (779,327)
                                                       -----------           -----------
  Net cash used in financing activities                 (1,489,951)           (1,466,539)
                                                       -----------           -----------

Net increase (decrease) in cash and cash equivalents       877,694            (1,513,678)
Cash and cash equivalents at beginning of period         2,265,442             3,414,460
                                                       -----------           -----------
Cash and cash equivalents at end of period             $ 3,143,136           $ 1,900,782
                                                       ===========           ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2001 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw-machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                         Assembly
                                         Fastener        Equipment         Other      Consolidated
                                       ------------    ------------     -----------   ------------
Three Months Ended June 30, 2001:
Net sales and lease revenue            $  8,987,735    $  2,228,514     $         -   $ 11,216,249

Depreciation                                353,173          60,699          59,718        473,590

Segment profit                            1,250,140         654,034               -      1,904,174
Selling and administrative expenses                                         744,582        744,582
Interest expense                                                             72,606         72,606
Interest income                                                             (36,452)       (36,452)
                                                                                        ----------
Income before income taxes                                                               1,123,438
                                                                                        ----------
Capital expenditures                        384,525             274          52,795        437,594

Segment assets:
  Inventory                               3,782,991       2,632,508               -      6,415,499
  Property, plant and equipment, net     10,649,367       1,999,879       1,454,746     14,103,992
  Other assets                                    -               -      10,515,896     10,515,896
                                                                                        ----------
                                                                                        31,035,387
                                                                                        ----------

Three Months Ended June 30, 2000:
Net sales and lease revenue            $  9,822,683    $  2,543,405     $         -   $ 12,366,088

Depreciation                                344,064          65,385          59,043        468,492

Segment profit                            1,701,793         805,048               -      2,506,841
Selling and administrative expenses                                       1,100,819      1,100,819
Interest expense                                                            110,641        110,641
Interest income                                                             (40,332)       (40,332)
                                                                                        ----------
Income before income taxes                                                               1,335,713
                                                                                        ----------

Capital expenditures                        265,609          36,149           6,430        308,188

Segment assets:
  Inventory                               3,980,335       2,947,387               -      6,927,722
  Property, plant and equipment, net     11,149,755       1,833,693       1,547,246     14,530,694
  Other assets                                    -               -      10,734,491     10,734,491
                                                                                        ----------
                                                                                        32,192,907
                                                                                        ----------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                        Assembly
                                        Fastener        Equipment         Other      Consolidated
                                      ------------    ------------      ----------   ------------
Six Months Ended June 30, 2001:
Net sales and lease revenue           $ 17,294,380    $  4,549,700      $        -   $ 21,844,080

Depreciation                               700,063         121,398         119,436        940,897

Segment profit                           1,867,414       1,389,888               -      3,257,302
Selling and administrative expenses                                      1,536,463      1,536,463
Interest expense                                                           167,374        167,374
Interest income                                                            (83,214)       (83,214)
                                                                                     ------------
Income before income taxes                                                              1,636,679
                                                                                     ------------

Capital expenditures                       602,373          13,209         114,798        730,380

Six Months Ended June 30, 2000:
Net sales and lease revenue           $ 19,737,147    $  5,064,677      $        -   $ 24,801,824

Depreciation                               684,762         130,770         118,086        933,618

Segment profit                           3,285,665       1,718,508               -      5,004,173
Selling and administrative expenses                                      2,186,753      2,186,753
Interest expense                                                           161,581        161,581
Interest income                                                            (92,309)       (92,309)
                                                                                     ------------
Income before income taxes                                                              2,748,148
                                                                                     ------------

Capital expenditures                     1,318,891          43,212           7,942      1,370,045

                           CHICAGO RIVET & MACHINE CO.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Second quarter revenues reflect the continuing weakness that has characterized the manufacturing segment of the economy for some time. Overall, our second quarter revenues declined 9.3% compared to the second quarter of 2000 and amounted to $11,216,249. While revenues declined in both segments of our business, weak demand for capital goods has impacted the assembly equipment segment to a greater degree, and second quarter revenues within this segment decreased 12.4% compared to 2000. Within the fastener segment, where conditions also continue to be soft, second quarter revenues declined 8.5%. On a year to date basis, revenues within the assembly equipment segment trail 2000 by 10.2%, while revenues within the fastener segment are off 12.4%.

         Lower operating levels were the primary factor contributing to the year to year decline in earnings. In addition to the reduction in revenues, lower sales volume contributed to reduced operating efficiencies in both segments of our operations. This was the case in both the most recent quarter and the first six months of 2001. Further, in many cases, competitive pressures dictated that we accept lower than desired margins on new business that was obtained during the quarter. However, operating expenses were also significantly lower during the second quarter of 2001 compared with the second quarter of 2000. Legal and professional fees returned to more normal levels and were $274,000 lower than in the prior year period. Reductions in expenditures for a variety of other selling and administrative expenses, including salaries, commissions, and interest expense, amounted to an additional reduction of $285,000 during the current quarter compared to the same period in 2000. As a result, net income for the second quarter of 2001 amounted to $737,438, or $.76 per share on 967,132 average shares outstanding compared to $894,713, or $.89 per share on 1,003,080 average shares outstanding during the second quarter of 2000. On a year to date basis, results reflect similar conditions. Namely, reduced volumes, and the resulting reductions in operating efficiencies, had the effect of reducing gross margins, while significant year to year reductions in selling and administrative expenses partially offset the reduction in gross margins.

         The Company's financial condition continues to be sound. Working capital at the end of the quarter was $11.8 million, a modest increase compared to the prior quarter, although still approximately $.2 million lower than at the end of the year. Inventory levels, which declined in the first quarter, were further reduced during the second quarter of the year and are now nearly $.8 million lower than at the beginning of the year. Efforts to reduce the level of inventories will continue in the months ahead. Capital expenditures amounted to $.4 million during the quarter, primarily for new equipment related to the manufacture of fasteners. At June 30, the balance due on the term note was $4.3 million and the average interest rate was 5.6%. The Company also has a $1.0 million line of credit available through Bank of America. There is no charge for this facility until it is utilized. We believe that current cash, cash equivalents and the available credit facility will be sufficient to provide adequate working capital to meet the Company's needs for the foreseeable future.

         So far, 2001 has been a very challenging year. Efforts to secure new business at profitable levels have met only limited success to date, and the general contraction in the manufacturing sector of the economy and the resultant decrease in orders from our existing customer base have more than offset the benefits of any new business gained this year. While we still expect conditions will improve, there are, as yet, few indications that our situation will improve appreciably in the near term. In the interim, we will continue our focus on cost control and our efforts to solicit profitable business from both new and existing customers.



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

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of June 30, 2001, $4.33 million of floating-rate debt was exposed to changes in interest rates compared to $5.23 million as of December 31, 2000. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on May 8, 2001. The only proposal voted upon was the election of seven directors for a term ending at the Annual Meeting in 2002. The seven persons nominated by the Company's Board of Directors received the following votes and were elected:

                  NAME                      VOTES FOR            VOTES WITHHELD
                  ----                      ---------            --------------

         Edward L. Chott                    895,926                  26,151
         Nirendu Dhar                       895,926                  26,151
         William T. Divane, Jr.             896,487                  25,750
         John R. Madden                     896,178                  25,971
         John A. Morrissey                  892,288                  28,450
         Walter W. Morrissey                894,080                  27,170
         John C. Osterman                   892,288                  28,450

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                99.1 Interim Report to Shareholders for the quarter ended June 30, 2001.

         (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the current period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CHICAGO RIVET & MACHINE CO.
                                            -----------------------------------
                                                         (Registrant)

Date:  August 7, 2001                       /s/               John A. Morrissey
                                            -----------------------------------
                                                              John A. Morrissey
                                            Chairman of the Board of Directors
                                              and Chief Executive Officer



Date:  August 7, 2001                       /s/                John C. Osterman
                                            -----------------------------------
                                                               John C. Osterman
                                            President, Chief Operating
                                              Officer and Treasurer
                                              (Principal Financial Officer)




Date:  August 7, 2001                       /s/                Michael J. Bourg
                                            -----------------------------------
                                                               Michael J. Bourg
                                            Controller (Principal Accounting
                                              Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                 Page
                                                                       ----

  99.1           Interim Report to Shareholders for the
                       quarter ended June 30, 2001                    15 - 16