Form 10-Q
period 2001-09-30
CHICAGO RIVET & MACHINE CO
filed 2001-10-30
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter ended September 30, 2001      Commission File Number  0-1227
                      ------------------                             --------


                           CHICAGO RIVET & MACHINE CO.
             (Exact name of registrant as specified in its charter)


ILLINOIS                                                              36-0904920
---------                                                          -------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                       60566
--------------------                                                       -----
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


Yes       X                   No
        -----                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at September 30, 2001
-----                                       ---------------------------------

COMMON STOCK, $1.00 PAR VALUE                          967,132 SHARES
-----------------------------                          --------------

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.            FINANCIAL INFORMATION                                Page

     Consolidated Balance Sheets at September 30, 2001
            and December 31, 2000                                        2-3

     Consolidated Statements of Operations for the Three
            and Nine Months Ended September 30, 2001 and 2000              4

     Consolidated Statements of Retained Earnings for the
            Nine Months Ended September 30, 2001 and 2000                  5

     Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2001 and 2000                              6

     Notes to the Consolidated Financial Statements                      7-9

     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10

     Quantitative and Qualitative Information About Market Risk           11


PART II.           OTHER INFORMATION                                   12-17

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000


                                                    September 30,   December 31,
                                                        2001           2000
                                                    -----------     -----------
                                                    (Unaudited)
                           Assets

Current Assets:
  Cash and cash equivalents                         $ 2,188,577     $ 2,265,442
  Certificates of deposit                             1,677,882       1,429,886
  Accounts receivable - net of allowances             5,676,025       5,037,231
  Inventories:
    Raw materials                                     1,715,919       2,010,984
    Work in process                                   1,885,087       2,156,092
    Finished goods                                    2,725,164       3,037,108
                                                    -----------     -----------
  Total inventories                                   6,326,170       7,204,184
                                                    -----------     -----------

  Deferred income taxes                                 665,191         705,191
  Other current assets                                  407,716         191,668
                                                    -----------     -----------

Total current assets                                 16,941,561      16,833,602
                                                    -----------     -----------

Property, Plant and Equipment:
    Land and improvements                             1,010,595       1,010,595
    Buildings and improvements                        5,686,030       5,677,680
    Production equipment, leased
      machines and other                             27,907,894      26,686,705
                                                    -----------     -----------
                                                     34,604,519      33,374,980
Less accumulated depreciation                        20,391,286      19,051,463
                                                    -----------     -----------
Net property, plant and equipment                    14,213,233      14,323,517
                                                    -----------     -----------

Total assets                                        $31,154,794     $31,157,119
                                                    ===========     ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                    September 30, 2001 and December 31, 2000




                                                  September 30, December 31,
                                                      2001         2000
                                                   -----------  -----------
                                                   (Unaudited)
      Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                  $ 1,800,000  $ 1,800,000
  Accounts payable                                   1,497,022    1,065,561
  Accrued wages and salaries                         1,189,235      753,577
  Contributions due profit sharing plan                257,986      437,076
  Other accrued expenses                               545,195      774,974
  Federal and state income taxes payable               150,908        1,123
                                                   -----------  -----------
Total current liabilities                            5,440,346    4,832,311

Note payable                                         2,082,760    3,432,760
Deferred income taxes                                1,373,275    1,373,275
                                                   -----------  -----------
Total liabilities                                    8,896,381    9,638,346
                                                   -----------  -----------
Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                           -            -
  Common stock, $1.00 par value, 4,000,000 shares
    authorized: 1,138,096 shares issued              1,138,096    1,138,096
  Additional paid-in capital                           447,134      447,134
  Retained earnings                                 24,568,305   23,828,665
  Treasury stock, 170,964 shares at cost            (3,895,122)  (3,895,122)
                                                   -----------  -----------
Total shareholders' equity                          22,258,413   21,518,773
                                                   -----------  -----------

Total liabilities and shareholders' equity         $31,154,794  $31,157,119
                                                   ===========  ===========





See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                              Three Months Ended                 Nine Months Ended
                                                 September 30,                      September 30,
                                        ------------------------------      ----------------------------
                                            2001               2000              2001            2000
                                            ----               ----              ----            ----
Net sales                               $ 9,342,407       $ 10,284,719      $ 31,070,990    $ 34,958,334
Lease revenue                                56,165             60,851           171,662         189,060
                                        -----------       ------------      ------------    ------------
                                          9,398,572         10,345,570        31,242,652      35,147,394
Cost of goods sold and costs
  related to lease revenue                7,068,030          8,082,881        23,842,571      25,694,467
                                        -----------       ------------      ------------    ------------
Gross profit                              2,330,542          2,262,689         7,400,081       9,452,927
Selling and administrative expenses       1,697,704          1,794,694         5,073,298       6,175,680
                                        -----------       ------------      ------------    ------------
                                            632,838            467,995         2,326,783       3,277,247
Other income and expenses:
Interest income                              34,732             55,348           117,946         147,657
Interest expense                            (52,174)          (113,080)         (219,548)       (274,661)
Gain from disposal of equipment              23,844                224            42,436             253
Other income, net of other expense            3,756              5,096            12,058          13,235
                                        -----------       ------------      ------------    ------------
Income before income taxes                  642,996            415,583         2,279,675       3,163,731
Provision for income taxes                  216,000            141,000           776,000       1,073,000
                                        -----------       ------------      ------------    ------------
Net income                              $   426,996       $    274,583      $  1,503,675    $  2,090,731
                                        ===========       ============      ============    ============
Average common shares outstanding           967,132            978,532           967,132       1,039,679
                                        ===========       ============      ============    ============

Per share data:
Net income per share                    $      0.44       $       0.28      $       1.55    $       2.01
                                        ===========       ============      ============    ============

Cash dividends declared per share       $      0.18       $       0.18      $       0.79    $       0.89
                                        ===========       ============      ============    ============





See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
              For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)



                                                            2001            2000
                                                            ----            ----
Retained earnings at beginning of period               $ 23,828,665    $ 22,302,048

Net income for the nine months ended                      1,503,675       2,090,731

Cash dividends declared in the period,
$.79 and $.89 per share in 2001 and 2000, respectively     (764,035)       (955,456)
                                                       ------------    ------------
Retained earnings at end of period                     $ 24,568,305    $ 23,437,323
                                                       ============    ============







See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)

                                                        2001            2000
                                                     ----------      ----------
Cash flows from operating activities:
Net income                                           $1,503,675      $2,090,731
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                         1,418,608       1,400,418
 Net gain on the sale of properties                     (42,436)           (253)
 Deferred income taxes                                   40,000          50,000
 Changes in operating assets and liabilities:
  Accounts receivable                                  (638,794)        330,243
  Inventories                                           878,014         (18,957)
  Other current assets                                 (216,048)        (15,537)
  Accounts payable                                      431,461        (335,847)
  Accrued expenses                                      261,569          97,204
  Unearned revenue                                     (234,780)        225,105
  Income taxes payable                                  149,785        (693,695)
                                                     ----------      ----------
  Net cash provided by operating activities           3,551,054       3,129,412
                                                     ----------      ----------

Cash flows from investing activities:
 Capital expenditures                                (1,322,612)     (1,564,332)
 Proceeds from the sale of properties                    56,724          15,425
 Proceeds from held-to-maturity securities            2,235,989       1,906,327
 Purchases of held-to-maturity securities            (2,483,985)     (2,183,619)
                                                     ----------      ----------
 Net cash used in investing activities               (1,513,884)     (1,826,199)
                                                     ----------      ----------

Cash flows from financing activities:
 Borrowings under term loan agreement                       -         3,882,760
 Payments under term loan agreement                  (1,350,000)     (1,350,000)
 Purchase of treasury stock                                 -        (3,669,972)
 Cash dividends paid                                   (764,035)       (955,456)
                                                     ----------      ----------
 Net cash used in financing activities               (2,114,035)     (2,092,668)
                                                     ----------      ----------

Net decrease in cash and cash equivalents               (76,865)       (789,455)
Cash and cash equivalents at beginning of period      2,265,442       3,414,460
                                                     ----------      ----------
Cash and cash equivalents at end of period           $2,188,577      $2,625,005
                                                     ==========      ==========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2001 are not necessarily indicative of the results to be expected for the year.

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

                          CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw-machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                       Assembly
                                        Fastener      Equipment        Other     Consolidated
                                        --------      ---------        -----     ------------
Three Months Ended September 30, 2001:
Net sales and lease revenue            $ 7,748,260   $ 1,650,312    $      -     $ 9,398,572

Depreciation                               359,590        60,699        57,422       477,711

Segment profit                           1,099,633       397,111           -       1,496,744
Selling and administrative expenses                                    836,306       836,306
Interest expense                                                        52,174        52,174
Interest income                                                        (34,732)      (34,732)
                                                                                ------------
Income before income taxes                                                           642,996
                                                                                ------------

Capital expenditures                       592,232            -            -         592,232

Segment assets:
 Inventory                               3,698,180     2,627,990           -       6,326,170
 Property, plant and equipment, net     11,039,833     1,794,312     1,379,088    14,213,233
 Other assets                                  -             -      10,615,391    10,615,391
                                                                                ------------
                                                                                  31,154,794
                                                                                ------------

Three Months Ended September 30, 2000:
Net sales and lease revenue            $ 8,022,136   $ 2,323,434    $      -     $10,345,570

Depreciation                               343,956        63,861        58,983       466,800

Segment profit                             599,860       721,841           -       1,321,701
Selling and administrative expenses                                    848,386       848,386
Interest expense                                                       113,080       113,080
Interest income                                                        (55,348)      (55,348)
                                                                                ------------
Income before income taxes                                                           415,583
                                                                                ------------

Capital expenditures                        63,635       118,244        12,408       194,287

Segment assets:
 Inventory                               3,957,677     2,985,001           -       6,942,678
 Property, plant and equipment, net     10,869,966     1,887,612     1,499,128    14,256,706
 Other assets                                  -            -       10,763,031    10,763,031
                                                                                ------------
                                                                                  31,962,415
                                                                                ------------

                          CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                       Assembly
                                        Fastener      Equipment         Other      Consolidated
                                        --------      ---------         -----      ------------
Nine Months Ended September 30, 2001:
Net sales and lease revenue            $25,042,640   $ 6,200,012     $      -      $31,242,652

Depreciation                             1,059,653       182,097        176,858      1,418,608

Segment profit                           2,967,047     1,786,999            -        4,754,046
Selling and administrative expenses                                    2,372,769     2,372,769
Interest expense                                                         219,548       219,548
Interest income                                                         (117,946)     (117,946)
                                                                                   -----------
Income before income taxes                                                           2,279,675
                                                                                   -----------

Capital expenditures                     1,194,605        13,209         114,798     1,322,612

Nine Months Ended September 30, 2000:
Net sales and lease revenue           $ 27,759,283   $ 7,388,111     $       -     $35,147,394

Depreciation                             1,028,718       194,631         177,069     1,400,418

Segment profit                           3,885,525     2,440,349             -       6,325,874
Selling and administrative expenses                                    3,035,139     3,035,139
Interest expense                                                         274,661       274,661
Interest income                                                         (147,657)     (147,657)
                                                                                   -----------
Income before income taxes                                                           3,163,731
                                                                                   -----------

Capital expenditures                     1,382,526       161,456          20,350     1,564,332

                           CHICAGO RIVET & MACHINE CO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net sales and lease revenues for the third quarter of 2001 amounted to $9,398,572, which is a decline of 9.2% compared to the same period of 2000. Revenues continue to reflect the weakness in the manufacturing sector of the economy and the related lack of spending for capital equipment. Also, third quarter revenues are traditionally softer than other quarters due to the impact of vacation schedules at our facilities as well as at those of our customers, and this also impacted our revenues during the third quarter. For the third quarter of 2001, revenues from the fastener segment totaled $7,748,260, a decrease of 3.4% compared to the third quarter of 2000. Revenues within the assembly equipment segment declined 29% compared to the third quarter of 2000 and amounted to $1,650,312 during the third quarter of 2001. On a year-to-date basis, 2001 revenues within the fastener segment totaled $25,042,640, a decline of 9.8% compared with the first nine months of 2000, while revenues within the assembly equipment segment amounted to $6,200,012, which is a decline of 16.1% compared to the year earlier period.

     Despite the lower sales revenues, the company was able to report an improvement in net income for the third quarter of 2001, compared with the third quarter of 2000. Within the fastener segment, a variety of factors allowed us to post quarterly results that were significantly better than those of the third quarter of 2000. These factors include the impact of negotiated reductions in the cost of certain raw material and supplies, reductions in indirect labor and salary expense, and lower repair and maintenance expenses. The quarter to quarter comparison is also more favorable because the third quarter of 2000 included certain unfavorable inventory valuation adjustments which reduced margins in that period. While cost control measures contributed reductions in costs for both segments of our operations, those achieved within the assembly equipment segment were not sufficient to offset the effects of lower volume, and margins fell short of those recorded in the prior year in both the current quarter and on a year-to-date basis. As has been the case throughout the current year, selling and administrative expenses during the third quarter were appreciably below levels of the prior year, mostly due to lower legal and professional fees, as well as reductions in salaries and commissions. Unfortunately, the bankruptcy filing of a large customer generated an increase in bad debt expense of $150,000, which offset much of the savings in administrative expenses during the third quarter of 2001. Overall, net income during the quarter amounted to $426,996, or $.44 per share on 967,132 average shares outstanding during the quarter, compared with $274,583, or $.28 per share on 978,532 average shares outstanding during the third quarter of 2000. For the first nine months, reduced volumes, and the resulting reductions in operating efficiencies, had the effect of reducing gross margins, while significant year to year reductions in selling and administrative expenses partially offset the reduction in gross margins.

     Working capital at the end of the third quarter amounted to approximately $11.5 million. While this is somewhat below the level at the beginning of the year, it remains adequate for our operations. Inventory levels were further reduced during the third quarter of this year, and at the end of the quarter were nearly $.9 million lower than at the beginning of the year. Capital expenditures amounted to $.6 million during the third quarter and were primarily related to the purchase of equipment used in the manufacture of fasteners. At September 30, the balance due on the term note was $3.9 million and the interest rate was 4.56%. The Company also has a $1.0 million line of credit available through Bank of America, N.A. There is no charge for this facility until it is utilized. We believe that current cash, cash equivalents and the available credit facility will be sufficient to provide adequate working capital to meet the Company's needs for the foreseeable future.

     The first nine months of 2001 have presented a number of challenges that we anticipate will persist throughout the fourth quarter. The weakness in the economy, especially within the manufacturing sector, is expected to continue, at least in the short term. Accordingly, we plan to continue to emphasize cost controls, to adjust our level of operations in response to any changes in business conditions, and to continue soliciting new, profitable business.

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

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of September 30, 2001, $3.88 million of floating-rate debt was exposed to changes in interest rates compared to $5.23 million as of December 31, 2000. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 99.1 Interim Report to Shareholders for the quarter ended September 30, 2001.

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

                                                  CHICAGO RIVET & MACHINE CO.
                                             -----------------------------------
                                                         (Registrant)

Date:  October 30, 2001
                                             /s/ John A. Morrissey
                                             -----------------------------------
                                             John A. Morrissey
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


Date:  October 30, 2001
                                             /s/ John C. Osterman
                                             -----------------------------------
                                             John C. Osterman
                                             President, Chief Operating
                                             Officer and Treasurer
                                             (Principal Financial Officer)


Date:  October 30, 2001

                                             /s/ Michael J. Bourg
                                             -----------------------------------
                                             Michael J. Bourg
                                             Controller (Principal Accounting
                                             Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                  Page
                                                                        ----

 99.1              Interim Report to Shareholders for the
                     quarter ended September 30, 2001                  15 - 17