Form 10-K405
period 2001-12-31
CHICAGO RIVET & MACHINE CO
filed 2002-03-26
CIK 19871

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

           For the fiscal year ended December 31, 2001,
                                OR

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X                NO ____

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT. THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.

                      $20,242,333 AS OF FEBRUARY 15, 2002.

 COMMON SHARES OUTSTANDING AS OF FEBRUARY 15, 2002 WERE 967,132 ($1 PAR VALUE)

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2001 (THE "2001 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2002 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                PAGE 1 OF ______
                                                 EXHIBIT INDEX IS ON PAGE ______

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 2001


Item                                                                  Page
No.                                                                   No.
---                                                                   ---
                                     Part I

1.   Business                                                           3
2.   Properties                                                         4
3.   Legal Proceedings                                                  4
4.   Submission of Matters to a Vote of Security Holders                4

                                     Part II

5.   Market for Registrant's Common Equity and Related
      Stockholder Matters                                               6
6.   Selected Financial Data                                            6
7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                         6
7a.  Quantitative and Qualitative Disclosures About Market Risk        11
8.   Financial Statements and Supplementary Data                       11
9.   Changes in and Disagreements with Accountants on Accounting
      and Financial Disclosure                                         11

                                    Part III

10.  Directors and Executive Officers of the Registrant                11
11.  Executive Compensation                                            12
12.  Security Ownership of Certain Beneficial Owners and
      Management                                                       12
13.  Certain Relationships and Related Transactions                    12

                                     Part IV

14.  Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K                                                         13

                                     PART I


ITEM 1 - BUSINESS

     Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December, 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: Fasteners and Assembly Equipment. The Fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The Assembly Equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see
Note 1 which appears on page 8 of the Company's 2001 Annual Report to Shareholders, incorporated herein by reference. The 2001 Annual Report is filed as an exhibit to this report.

     The principal market for the Company's products is the North American automotive industry. Sales are solicited by employees and by independent sales representatives.

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

     The Company serves a wide variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2001, sales to three customers exceeded 10% of the Company's consolidated revenues. Sales to TI Group Automotive Systems Corporation accounted for approximately 18% of the Company's consolidated revenues in 2001, 19% in 2000 and 17% in 1999. Sales to Fisher & Company accounted for approximately 14%, 11% and 11% of the Company's consolidated revenues in 2001, 2000, and 1999, respectively. Sales to Purchased Parts Group accounted for approximately 10% of the Company's consolidated revenues in 2001.

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

     At December 31, 2001, the Company employed 336 people.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

                      Executive Officers of the Registrant

     The names, ages and positions of all executive officers of the Company, as of March 24, 2002, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                               Number of years
Name and Age of Officer             Position                     an Officer
-----------------------             --------                     ----------

John A. Morrissey          66       Chairman, Chief                  22
                                    Executive Officer

John C. Osterman           50       President, Chief                 18
                                    Operating Officer
                                    and Treasurer

Nirendu Dhar               60       General Manager                   1
                                    H & L Tool Company, Inc.

Donald P. Long             50       Vice-President Sales              7

Kimberly A. Kirhofer       43       Secretary                        11

Michael J. Bourg           39       Controller                        3


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

- Mr. Dhar has been employed as General Manager of the Company's subsidiary, H & L Tool Company, Inc., since 1996. Mr. Dhar was employed as Plant Manager and Chief Engineer of H & L Tool Company, Inc. prior to the Company's acquisition of H & L Tool Company for more than five years.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
 RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of December 31, 2001 there were 344 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2001 Annual Report is incorporated herein by reference. The 2001 Annual Report is filed as an exhibit to this report.


ITEM 6 - SELECTED FINANCIAL DATA

     The section entitled "Selected Financial Data" which appears on page 11 of the 2001 Annual Report is incorporated herein by reference. The 2001 Annual Report is filed as an exhibit to this report.


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

RESULTS OF OPERATIONS

     The economic malaise that adversely affected our business during the latter portion of 2000 continued to be the dominant force impacting our business throughout 2001. Eventually, the economy was officially declared to be in a recession, and as the effects of this recession became more widespread during 2001, demand for our products continued to weaken. Within the fastener segment, customers responded to the worsening economic conditions by reducing inventories and reducing production, which translated into further reductions in purchasing activity. This same set of circumstances impacted demand for perishable tools and repair parts within our assembly equipment segment, where revenues from the sale of new automatic assembly equipment weakened considerably as activity within that sector of the economy fell to its lowest level in nearly ten years.

     In response to these conditions, we reduced production schedules, trimmed inventories and moved to control costs to the greatest extent possible, all of which contributed to results that were respectable in view of overall economic conditions. In addition, we completed initiatives that should allow us to expand our market share in certain niche areas.

2001 COMPARED TO 2000

     The effect of the current recession is apparent in the comparison of revenues and margins between 2001 and 2000. Net sales and lease revenues fell to $40,443,010 in 2001, a decline of 11% compared to 2000. This lower level of operations was the primary factor contributing to the decrease in gross margins, which fell to $9,187,046 for 2001, compared to $11,943,030 reported for 2000.

     Revenues within the fastener segment declined 8.5% and amounted to $32,704,142 during 2001. This decline stems from the combination of lower volumes for existing business, partially offset by successful efforts to win new business from both new and existing customers. Gross margins within this segment declined from 22.3% in 2000 to 19.9% for 2001. During the year, the Company was able to take advantage of softness within the raw materials market, successfully negotiating price reductions for certain raw materials and supplies. Unfortunately, the positive contribution from those activities was offset by increases in the cost of health insurance and a somewhat higher cost for perishable tooling. Other than those two areas, we were generally successful in reducing our variable costs in a manner consistent with the reduced level of operations. Fixed costs, as would be expected, remained relatively unchanged despite the reduced levels of operations.

     The domestic metalworking machinery market suffered a significant decline in 2001, with overall activity falling to its lowest level in nearly a decade. These conditions were plainly evident in the results of operations within our assembly equipment segment. Revenues fell to $7,738,868 during 2001, compared to $9,687,564 recorded during 2000. Despite our efforts to reduce costs and manage the negative effects of lower volumes, we were unable to cut costs as quickly and as deeply as demand declined. Because we believe that this downturn is of a cyclical nature, we made a decision to attempt to maintain as much of our skilled workforce as possible, rather than attempt to match volume declines with a wholesale reduction in the workforce. As a result, labor and benefit costs remained at levels somewhat higher than might otherwise be expected given recent business conditions. On a short-term basis, we view this as the most practical response to what we believe will be a temporary situation. We were able to achieve only limited reductions in fixed costs compared with the prior year. The net result was an overall decline in gross margins, which fell to approximately 35% in 2001, compared to 42% recorded in 2000.

     Selling and administrative expenses declined significantly compared with the prior year. Successful completion of the first phase of implementation of new data processing systems resulted in a significant reduction in consulting expenses compared with the prior year. In addition, salary and benefit expenses declined significantly due to reductions in headcount, achieved mainly through attrition. Sales commissions and profit sharing expense declined to levels consistent with the lower sales volume and lower income, respectively. Unfortunately, bad debt expense increased by a net amount of $114,000, mainly due to the third quarter bankruptcy filing of a certain customer.

     Lower prevailing interest rates, combined with lower debt, resulted in a net interest expense reduction of $61,000.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. During interim periods, the Company uses estimated gross profit rates to determine the cost of goods sold for a portion of its operations. Actual results can vary from these estimates and these estimates are adjusted, as necessary, when actual information is available. During the fourth quarter of 2001, net income included net unfavorable adjustments to inventory and certain accruals aggregating $.02 per share. Similar adjustments in the fourth quarter of 2000 and 1999 amounted to net favorable adjustments of $.10 per share and $.09 per share, respectively.

2000 COMPARED TO 1999

     In 2000, conditions in our major markets tended to weaken as the year progressed. As a result, net sales and lease revenues declined to $45,423,263 in 2000. On an overall basis, this represents a decline of 7.5% compared to the record level of $49,080,257 recorded in 1999. Revenues within the fastener segment, which began 2000 at a slightly stronger pace than in the prior year, ended the year at $35,735,699, a decline of 4.7% compared to 1999, as the second half of the year was characterized by business levels that were sharply lower than the preceding six months. This downturn is attributable to a decline in the level of activity within the motor vehicle and automotive parts sector of the economy upon which we depend for the majority of our fastener revenues. Within the assembly equipment segment, demand was comparatively soft early in the year, and became weaker as the year progressed. As a result, revenues for the full year declined approximately 16% compared to 1999, totaling $9,687,564 during 2000.

     Given the reduced operating levels, gross margins within the fastener segment declined compared to the prior year. However, there were other significant factors that impacted gross margins. Among them were increases in wage levels necessary to retain skilled labor in the face of very tight labor markets, increases in the cost of tooling and supplies used in manufacturing, significantly higher costs for health insurance and higher depreciation expense associated with recent investments in new manufacturing equipment. While competitive situations continued to hamper our ability to recover the higher costs outlined above, favorable conditions in the market for raw materials enabled us to negotiate modest reductions in the prices paid for certain raw materials. Overall, however, the combination of lower volume and generally higher manufacturing costs caused gross margins, within the fastener segment, to fall to 22.3% compared to 23.9% in the prior year.

     During 2000, revenues within the assembly equipment segment declined approximately 16% compared to 1999. Most of this decline was a function of reduced unit sales, as demand was comparatively weak throughout the year. Gross margins declined from approximately 45% in 1999 to 42% in 2000, due in part to a continued shift toward lower priced and lower margin equipment, and also due to the impact of higher health insurance costs. Most other costs of manufacturing were reduced to levels consistent with the lower operating levels.

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

DIVIDENDS

     The Company paid four regular quarterly dividends of $.18 per share during 2001. In addition, an extra dividend of $.25 per share was paid during the second quarter of 2001, bringing the total dividend distribution to $.97 per share. On February 18, 2002 your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2002 to shareholders of record March 5, 2002. These dividends continued the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 68 years. At that same meeting, the Board declared an extra dividend of $.15 per share, payable April 19, 2002 to shareholders of record, April 5, 2002.

MACHINERY AND EQUIPMENT

     The Company invested approximately $1.4 million in machinery, equipment and building improvements during 2001. The total amount of investment was lower than in the recent past, and, as has been the case for the past several years, the majority of these expenditures were related to the fastener segment of our operations. Specifically, a total of $1.1 million was expended for the purchase of equipment used directly in the manufacture of fasteners and $88,000 was invested in new equipment related to the quality control process related to fastener manufacturing. $129,000 was expended in connection with data processing and data communications equipment, $61,000 was spent for building improvements, primarily related to the fastener segment of our business, and the balance was expended for a variety of smaller machinery and equipment, including the manufacture of automatic rivet setting equipment that is leased to our customers.

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

     Investments in machinery and equipment totaled $1,709,527 during 1999. Investments in new equipment related to the manufacture of fasteners accounted for the majority of these investments and totaled $994,000 during the year. Investments in hardware and software related to improved information management technology totaled $267,000. A total of $181,000 was expended for the purchase of a variety of test and inspection equipment related to quality control initiatives. Investments in new machine tools used in the manufacture of assembly equipment totaled $108,000. Approximately $41,000 was invested in new telephone equipment and the balance was expended for the purchase, or repair, of various, smaller machine tools and building repairs.

     Depreciation expense amounted to $1,921,703 in 2001, $1,889,849 in 2000, and $1,711,721 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, working capital was $11.6 million. While this is a modest decline compared with the prior year, our current ratio (current assets divided by current liabilities) improved to 3.7 from 3.5. The accounts receivable balance at year-end declined substantially compared with the year earlier, largely as a result of lower fourth quarter sales. Inventory levels, which increased slightly during 2000, were significantly reduced during 2001, and our objective is to further improve our ability to operate with lower levels of inventory.

     In connection with a "Dutch auction" tender offer in April 2000, the Company obtained, on an unsecured basis, a financing commitment that provided borrowing capacity of up to $9.0 million plus a $1.0 million line of credit. The new borrowing was used to finance the unpaid balance of a 1996 loan related to the acquisition of H & L Tool Company, Inc. ($2.7 million) and to fund the purchase of stock under the terms of the "Dutch auction." At December 31, 2001, the indebtedness under the term loan was approximately $3.4 million. Under the terms of the note, the Company is scheduled to repay the principal in quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods, selected at the option of the Company: the London Inter-Bank Offering Rate (LIBOR) plus an applicable margin; or the lender's prime rate, less an applicable margin. The applicable margin is based upon the funded debt ratio and, for any portion of the loan that bears interest at the prime rate, this margin is up to 50 basis points, and for any portion that bears interest at the LIBOR rate, it is up to 130 basis points. This rate is adjusted quarterly and was approximately 2.9% at December 31, 2001. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

     The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements. The Company has no long-term supply contracts that will have a material impact on liquidity and financial resources.

NEW ACCOUNTING STANDARDS

     The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by any new, or proposed, accounting standards.

STOCK PURCHASE PROGRAM

     Terms of a stock repurchase authorization originally approved by the Board of Directors in February of 1990, and subsequently amended to permit the repurchase of an aggregate of 200,000 shares, provide for purchases of the Company's common stock to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. Purchases under the current repurchase authorization have amounted to 161,996 shares at an average price of $15.58 per share. Although no purchases were made during 2001, it is management's intention to continue this program, provided funding for repurchases is available and market conditions are favorable.

     In addition to the purchases described above, the Company purchased 159,564 shares at a price of $23.00 per share pursuant to a "Dutch auction" tender offer completed in April 2000.

OUTLOOK FOR 2002

     The Company's fortunes remain closely tied to the level of industrial activity in general, with an emphasis on North American automobile production. While we anticipate that business conditions will improve, the timing and extent of improvement continues to be uncertain. We have seen some firming in demand on the fastener side of our business, but it has been customer specific, rather than a broad-based improvement. Demand for automated assembly equipment and related perishable tooling remain at very low levels. On an overall basis, bookings for the first two months of this year lag the levels recorded during the same period last year, apparently supporting those forecasts that suggest the timing of the recovery will be later in the year. The prevailing conditions foster intensified price competition and continued downward pressure on margins.

     We have responded by taking appropriate actions to reduce costs wherever possible and to contain costs where reductions are not feasible. In addition, in situations where it is both necessary and economically practical, we have reduced our prices in order to meet competitive challenges and maintain our market share. We have actively solicited new business within our existing customer base as well as from new customers. These efforts have met with varying degrees of success, and we plan to follow a similar course of action in the coming months.

     Investments in new equipment to expand our capabilities in the manufacture of specialty fasteners are finally beginning to bear fruit and should contribute to both revenues and profits in 2002. We anticipated that this would have occurred during 2001, but market conditions delayed realization by several months. We are optimistic that sustainable shipments of these products will begin late in the first quarter of this year.

     We are glad to leave 2001 behind us and look forward to the opportunities that lie ahead. Certainly, the future will hold challenges as well as opportunities, but we believe we are well prepared to meet those challenges and to take advantage of the opportunities that will arise. We gratefully acknowledge the support of our shareholders, the loyalty of our customers and the contributions of our workforce - for each of these elements has been critical to our past success and each is essential for our future success.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of December 31, 2001, $3.43 million of floating-rate debt was exposed to changes in interest rates compared to $5.23 million at the prior year-end. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's annual earnings.


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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 2002 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16 (a) of the Exchange Act, which is set forth at the end of the section entitled "Additional Information Concerning the Board of Directors and Committees" on pages 7 and 8 of the 2002 Proxy Statement, is incorporated herein by reference. The 2002 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

     The information set forth in the section entitled "Executive Compensation" which appears on pages 9 through 12 of the Company's 2002 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 and 8 of the Company's 2002 Proxy Statement is incorporated herein by reference. The 2002 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN
 BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 2002 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Election of Directors" on pages 4 through 8 of the Company's 2002 Proxy Statement is incorporated herein by reference. The 2002 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to the law firm of Morrissey & Robinson set forth in the last sentence of footnote (2) on page 6 of the Company's 2002 Proxy Statement is incorporated herein by reference. The 2002 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2002 Annual Meeting of Shareholders.

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

     (b)       Reports on Form 8-K

          1. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

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

                                            Chicago Rivet & Machine Co.


                                            By   /s/ John C. Osterman
                                              --------------------------
                                            John C. Osterman, President
                                            And Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ John A. Morrissey                       Chairman of the Board of
--------------------                        Directors, Chief Executive
John A. Morrissey                           Officer and Member of the
                                            Executive Committee
                                            March 26, 2002



/s/ John C. Osterman                        President, Chief Operating
-------------------                         Officer, Treasurer (Chief
John C. Osterman                            Financial Officer), Member
                                            of the Executive Committee
                                            and Director
                                            March 26, 2002




/s/ John R. Madden                          Director, Member of the
------------------                          Executive Committee and
John R. Madden                              Member of the Audit Committee
                                            March 26, 2002



/s/ Walter W. Morrissey                     Director, Member of Executive
----------------------                      Committee
Walter W. Morrissey                         March 26, 2002




/s/ Michael J. Bourg                        Controller (Principal Accounting
-------------------                         Officer)
Michael J. Bourg                            March 26, 2002

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements, together with the notes thereto and the report thereon of PricewaterhouseCoopers LLP dated March 1, 2002, appearing on pages 5 to 11 of the accompanying 2001 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 2001 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 3, 5, 6 and 7 herein, the 2001 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Consolidated Financial Statements from 2001 Annual Report (Exhibit 13 hereto):


Consolidated Balance Sheets (page 5 of 2001 Annual Report)

Consolidated Statements of Income (page 6 of 2001 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 2001 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 2001 Annual Report)

Notes to Consolidated Financial Statements (pages 8, 9, and 10 of 2001 Annual Report)

Report of Independent Accountants (page 11 of 2001 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 2001 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                               2001, 2000 AND 1999

     The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2001 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                       Page
                                                       ----

Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)         17

Report of  Accountants on
      Financial Statement Schedule                      18

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                          Additions
                                 Balance at               Charged to                                                      Balance
                                 Beginning                Costs and                                    Other              At end
Classification                    of year                 Expenses           Deductions             Adjustments           of year
--------------                    -------                 --------           ----------             -----------           -------

2001
Allowance for doubtful
accounts,
Returns and
allowances                        $90,000                  $172,728          $22,728(1)              $   --               $240,000


2000
Allowance for doubtful
accounts,
Returns and
allowances                        $80,000                  $ 58,993          $48,993(1)              $   --               $ 90,000


1999
Allowance for doubtful
accounts,
Returns and
allowances                        $70,022                  $ 47,679          $37,679(1)              $   --               $ 80,000


(1) Accounts receivable written off, net of recoveries.

                      Report of Independent Accountants on
                          Financial Statement Schedule


To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated March 1, 2002 appearing in the 2001 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Chicago, Illinois
March 1, 2002

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

3.4       Amended and Restated By-Laws, as amended February 19,
          2001. Incorporated by reference to the Company's report on Form 10-K, dated March 29, 2001.


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

13*       Annual Report to Shareholders for the year ended
          December 31, 2001.                                       20 through 36

21        Subsidiaries of the Registrant.                               37


          * Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.