Form 10-Q
period 2002-03-31
CHICAGO RIVET & MACHINE CO
filed 2002-05-03
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              Quarterly report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002      Commission file number 0-1227
                               --------------                            -------


                           CHICAGO RIVET & MACHINE CO.
             (Exact Name of Registrant as Specified in Its Charter)


ILLINOIS                                                              36-0904920
--------                                                              ----------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

P. O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                       60566
--------------------                                                       -----
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

Class                                              Outstanding at March 31, 2002
-----                                              -----------------------------

Common Stock, $1.00 Par Value                                     967,132 Shares
-----------------------------                                     --------------

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                          Page
                                                                          ----
       Consolidated Balance Sheets at March 31, 2002
           and December 31, 2001                                           2-3
       Consolidated Statements of Operations for the Three
           Months Ended March 31, 2002 and 2001                              4

       Consolidated Statements of Retained Earnings for the
           Three Months Ended March 31, 2002 and 2001                        5

       Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2002 and 2001                              6

       Notes to the Consolidated Financial Statements                      7-8

       Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

       Quantitative and Qualitative Information About Market Risk           10


PART II.                   OTHER INFORMATION                             11-15

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001


                                               March 31,      December 31,
                                                  2002            2001
                                              -----------     ------------
                                              (Unaudited)
                 Assets

Current Assets:
  Cash and cash equivalents                   $ 3,962,763     $ 4,692,999
  Certificates of deposit                         556,601         177,882
  Accounts receivable - net of allowances       5,302,148       3,995,148
  Inventories:
    Raw materials                               1,549,850       1,649,051
    Work in process                             2,266,155       1,766,068
    Finished goods                              2,667,085       2,635,549
                                              -----------     -----------
  Total inventories                             6,483,090       6,050,668
                                              -----------     -----------

  Deferred income taxes                           607,191         607,191
  Other current assets                            374,109         335,590
                                              -----------     -----------

Total current assets                           17,285,902      15,859,478
                                              -----------     -----------

Property, Plant and Equipment:
    Land and improvements                       1,010,595       1,010,595
    Buildings and improvements                  5,738,460       5,738,460
    Production equipment, leased
       machines and other                      27,992,264      27,958,777
                                              -----------     -----------
                                               34,741,319      34,707,832
Less accumulated depreciation                  21,304,062      20,889,297
                                              -----------     -----------
Net property, plant and equipment              13,437,257      13,818,535
                                              -----------     -----------

Total assets                                  $30,723,159     $29,678,013
                                              ===========     ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001


                                                      March 31,    December 31,
                                                        2002           2001
                                                    ------------   ------------
                                                     (Unaudited)
      Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                   $  1,800,000   $  1,800,000
  Accounts payable                                     1,500,810        929,634
  Accrued wages and salaries                           1,015,892        751,582
  Contributions due profit sharing plan                  115,986        294,986
  Other accrued expenses                                 599,808        384,110
  Federal and state income taxes payable                 399,742         82,742
                                                    ------------   ------------
Total current liabilities                              5,432,238      4,243,054

Note payable                                           1,182,760      1,632,760
Deferred income taxes                                  1,429,275      1,429,275
                                                    ------------   ------------

Total liabilities                                      8,044,273      7,305,089
                                                    ------------   ------------

Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
   authorized: none outstanding                              -              -
  Common stock, $1.00 par value, 4,000,000 shares
   authorized: 1,138,096 shares issued                 1,138,096      1,138,096
  Additional paid-in capital                             447,134        447,134
  Retained earnings                                   24,988,778     24,682,816
  Treasury stock, 170,964 shares at cost              (3,895,122)    (3,895,122)
                                                    ------------   ------------
Total shareholders' equity                            22,678,886     22,372,924
                                                    ------------   ------------

Total liabilities and shareholders' equity          $ 30,723,159   $ 29,678,013
                                                    ============   ============

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)



                                                  2002                2001
                                              ------------        ------------
Net sales                                     $ 10,398,136        $ 10,568,698
Lease revenue                                       54,190              59,133
                                              ------------        ------------
                                                10,452,326          10,627,831

Cost of goods sold and costs
  related to lease revenue                       7,876,521           8,377,914
                                              ------------        ------------


Gross profit                                     2,575,805           2,249,917
Selling and administrative expenses              1,654,723           1,699,245
                                              ------------        ------------
                                                   921,082             550,672

Other income and expenses:
  Interest income                                   21,956              46,762
  Interest expense                                 (24,374)            (94,768)
  Gain from the disposal of equipment               24,577               7,983
  Other income, net of other expense                 3,875               2,592
                                              ------------        ------------

Income before income taxes                         947,116             513,241
Provision for income taxes                         322,000             174,000
                                              ------------        ------------
Net Income                                    $    625,116             339,241
                                              ============        ============

Average common shares outstanding                  967,132             967,132
                                              ============        ============

Per share data:
  Net income per share                         $      0.65        $       0.35
                                              ============        ============

Cash dividends declared per share              $      0.33        $       0.43
                                              ============        ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)




                                                   2002              2001
                                               ------------      ------------
Retained earnings at beginning of period       $ 24,682,816      $ 23,828,665

Net income for the three months ended               625,116           339,241

Cash dividends declared in the period;
  $.33 per share in 2002 and $.43 in 2001          (319,154)         (415,863)
                                               ------------      ------------
Retained earnings at the end of period         $ 24,988,778      $ 23,752,043
                                               ============      ============




See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)


                                                       2002            2001
                                                    -----------     ----------
Cash flows from operating activities:
Net income                                         $    625,116     $  339,241
                                                    -----------     ----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                          484,012        467,307
  Net gain on the sale of equipment                     (24,577)        (7,983)
  Changes in operating assets and liabilities:
   Accounts receivable                               (1,307,000)      (657,759)
   Inventories                                         (432,422)       145,973
   Other current assets                                 (38,519)       (43,200)
   Accounts payable                                     426,106        343,793
   Accrued wages and salaries                           264,310        398,052
   Accrued profit sharing                              (179,000)      (382,165)
   Other accrued expenses                               215,698        (76,040)
   Income taxes payable                                 317,000        172,887
                                                    -----------     ----------
     Net cash provided by operating activities          350,724        700,106
                                                    -----------     ----------
Cash flows from investing activities:
  Capital expenditures                                 (104,327)      (292,786)
  Proceeds from the sale of properties                   26,170         16,600
  Proceeds from held-to-maturity securities              21,281      1,154,885
  Purchases of held-to-maturity securities             (400,000)      (356,103)
                                                    -----------     ----------
    Net cash provided by (used in) investing
       activities                                      (456,876)       522,596
                                                    -----------     ----------
Cash flows from financing activities:
  Payments under term loan agreement                   (450,000)      (450,000)
  Cash dividends paid                                  (174,084)      (174,080)
                                                    -----------     ----------
    Net cash used in financing activities              (624,084)      (624,080)
                                                    -----------     ----------
Net increase (decrease) in cash and cash
  equivalent                                           (730,236)       598,622
Cash and cash equivalents at beginning of period      4,692,999      2,265,442
                                                    -----------     ----------
Cash and cash equivalents at end of period          $ 3,962,763     $2,864,064
                                                    ===========     ==========



See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year.

3. The Company extends credit primarily on the basis of 30-day terms to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information - The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                         Assembly
                                         Fastener       Equipment       Other        Consolidated
                                       ------------   ------------   ------------    -------------
Three Months Ended March 31, 2002:
Net sales and lease revenue            $  8,639,317   $  1,813,009   $       --      $ 10,452,326

Depreciation                                369,359         58,769         55,884         484,012
Segment profit                            1,198,107        472,574           --         1,670,681
Selling and administrative expenses                                       721,147         721,147
Interest expense                                                           24,374          24,374
Interest income                                                           (21,956)        (21,956)
                                                                                       ----------
Income before income taxes                                                                947,116
                                                                                       ----------

Capital expenditures                        104,327           --             --           104,327

Segment assets:
  Accounts receivable, net                4,386,103        916,045           --         5,302,148
  Inventory                               4,020,607      2,462,483           --         6,483,090
  Property, plant and equipment, net     10,476,762      1,677,240      1,283,255      13,437,257
  Other assets                                 --             --        5,500,664       5,500,664
                                                                                       ----------
                                                                                       30,723,159
                                                                                       ----------

Three Months Ended March 31, 2001:
Net sales and lease revenue            $  8,306,645   $  2,321,186   $       --      $ 10,627,831

Depreciation                                346,890         60,699         59,718         467,307

Segment profit                              617,274        735,854           --         1,353,128
Selling and administrative expenses                                       791,881         791,881
Interest expense                                                           94,768          94,768
Interest income                                                           (46,762)        (46,762)
                                                                                       ----------
Income before income taxes                                                                513,241
                                                                                       ----------

Capital expenditures                        217,848         12,935         62,003         292,786

Segment assets:
  Accounts receivable, net                4,572,972      1,122,018           --         5,694,990
  Inventory                               4,304,482      2,753,729           --         7,058,211
  Property, plant and equipment, net     10,730,445      1,948,265      1,461,669      14,140,379
  Other assets                                --             --         4,435,227       4,435,227
                                                                                       ----------
                                                                                       31,328,807

                           CHICAGO RIVET & MACHINE CO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results for the first quarter were mixed. Net income for the current quarter improved dramatically compared to the results posted in the first quarter of 2001. The improvement in net income is primarily attributable to the cumulative success of a variety of cost control measures that have been implemented over the past year in response to the prevailing market conditions. The success of these efforts is readily apparent in comparisons of the most recent quarter with the year earlier quarter. Margins were further improved due to lower tooling costs, as well as reductions in heating costs. These changes resulted in an overall 14% increase in gross profit compared with the first quarter of 2001. In addition, results for the current quarter also reflect reductions in selling and administrative expenses and a $46,000 reduction in net interest expense.

         While there have been reports that the recession has ended, we have yet to see tangible evidence of a widespread recovery. Revenues from the fastener segment improved approximately 4% compared to the first quarter of 2001, but the improvement has been limited to a few customers, rather than a broadly based one that would indicate a significant change in business prospects. The increase in fastener segment revenues was more than offset by a 22% decline in revenues within the assembly equipment segment, where spending continues to be restrained. Overall, compared to the first quarter of 2001, revenues declined by 1.7% to $10,452,326. The rather disappointing performance with respect to revenues tempers our enthusiasm over an otherwise strong quarterly performance.

         The Company's financial condition continues to be sound. Working capital at the end of the quarter was $11.9 million, which is approximately $.2 million higher than at the end of the prior quarter. The increase in the accounts receivable balance is due to the increase in sales recorded during the latter portion of the first quarter, compared to the latter portion of the fourth quarter. Inventory levels, although somewhat higher than the level at the beginning of the quarter, remain well below the level of one year ago. At March 31, the balance due on the term note was $2.98 million and the average interest rate was 2.9%. The Company also has a $1.0 million line of credit available through Bank of America. There is no charge for this facility until it is utilized. We believe that current cash, cash equivalents and the available credit facility will be sufficient to provide adequate working capital to meet the Company's needs for the foreseeable future.

         Our markets remain extremely competitive and our customers continue to press for price reductions. These conditions are not expected to change in the near term and will continue to exert pressure on our margins. In response, we plan to continue emphasizing cost controls and to continue our efforts to solicit new and profitable business from existing customers as well as from new customers.


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

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of March 31, 2002, $2.98 million of floating-rate debt was exposed to changes in interest rates compared to $3.43 million as of December 31, 2001. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             99.1 Interim Report to Shareholders for the quarter ended March 31, 2002.

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


                                             CHICAGO RIVET & MACHINE CO.
                                             -----------------------------------
                                                      (Registrant)

Date:  May 3, 2002
                                             /s/ John A. Morrissey
                                             -----------------------------------
                                                              John A. Morrissey
                                             Chairman of the Board of Directors
                                              and Chief Executive Officer


Date:  May 3, 2002
                                             /s/ John C. Osterman
                                             -----------------------------------
                                                               John C. Osterman
                                             President, Chief Operating Officer
                                              and Treasurer (Principal Financial
                                              Officer)


Date:  May 3, 2002

                                             /s/ Michael J. Bourg
                                             -----------------------------------
                                                                Michael J. Bourg
                                             Controller (Principal Accounting
                                              Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number


  99.1                  Interim Report to Shareholders for the
                             quarter ended March 31, 2002