Form 10-Q
period 2002-06-30
CHICAGO RIVET & MACHINE CO
filed 2002-08-12
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended June 30, 2002    Commission file number  0-1227
                               -------------                          ---------


                           CHICAGO RIVET & MACHINE CO.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


ILLINOIS                                                            36-0904920
--------                                                            ----------
(State or Other Jurisdiction of              (IRS Employer Identification No.)
Incorporation or Organization)

P.O. Box 3061
90l Frontenac Road
Naperville, Illinois                                                     60566
--------------------                                                     -----
(Address of Principal Executive Office)                              (Zip Code)


Registrant's Telephone Number, Including Area Code (630) 357-8500
                                                   --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes      X                       No
       -----                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                             Outstanding at June 30, 2002
-----                                             ----------------------------

Common Stock, $1.00 Par Value                                   966,132 Shares
-----------------------------                                   --------------

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                         Page

         Consolidated Balance Sheets at June 30, 2002
                  and December 31, 2001                                   2-3
         Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 2002 and 2001               4

         Consolidated Statements of Retained Earnings for the
                  Six Months Ended June 30, 2002 and 2001                   5

         Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2002 and 2001                              6

         Notes to the Consolidated Financial Statements                   7-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10

         Quantitative and Qualitative Information About Market Risk        11


PART II.                   OTHER INFORMATION                            12-18

                          CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001


                                                    June 30,      December 31,
                                                      2002            2001
                                                  -----------     -----------
                                                  (Unaudited)
                          Assets

Current Assets:
  Cash and cash equivalents                       $ 3,703,080     $ 4,692,999
  Certificates of deposit                             757,733         177,882
  Accounts receivable - net of allowances           6,166,780       3,995,148
  Inventories:
    Raw materials                                   1,507,281       1,649,051
    Work in process                                 1,624,655       1,766,068
    Finished goods                                  2,537,770       2,635,549
                                                  -----------     -----------
  Total inventories                                 5,669,706       6,050,668
                                                  -----------     -----------

  Deferred income taxes                               607,191         607,191
  Other current assets                                392,792         335,590
                                                  -----------     -----------

Total current assets                               17,297,282      15,859,478
                                                  -----------     -----------

Property, Plant and Equipment:
    Land and improvements                           1,010,595       1,010,595
    Buildings and improvements                      5,738,460       5,738,460
    Production equipment, leased machines
      and other                                    27,470,638      27,958,777
                                                  -----------     -----------
                                                   34,219,693      34,707,832
    Less accumulated depreciation                  20,875,307      20,889,297
                                                  -----------     -----------
Net property, plant and equipment                  13,344,386      13,818,535
                                                  -----------     -----------

Total assets                                      $30,641,668     $29,678,013
                                                  ===========     ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 2002 and December 31, 2001


                                                    June 30,      December 31,
                                                     2002             2001
                                                  -----------     -----------
                                                  (Unaudited)
            Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                 $ 1,800,000     $ 1,800,000
  Accounts payable                                  1,383,404         929,634
  Accrued wages and salaries                          979,552         751,582
  Contributions due profit sharing plan               254,986         294,986
  Other accrued expenses                              518,407         384,110
  Federal and state income taxes payable              137,742          82,742
                                                  -----------     -----------
Total current liabilities                           5,074,091       4,243,054

Note payable                                          732,760       1,632,760
Deferred income taxes                               1,454,275       1,429,275
                                                  -----------     -----------

Total liabilities                                   7,261,126       7,305,089
                                                  -----------     -----------

Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                            -               -
  Common stock, $1.00 par value, 4,000,000 shares
    authorized: 1,138,096 shares issued             1,138,096       1,138,096
  Additional paid-in capital                          447,134         447,134
  Retained earnings                                25,717,410      24,682,816
  Treasury stock, at cost, 171,964 and
    170,964 shares respectively                    (3,922,098)     (3,895,122)
                                                  -----------     -----------
Total shareholders' equity                         23,380,542      22,372,924
                                                  -----------     -----------

Total liabilities and shareholders' equity        $30,641,668     $29,678,013
                                                  ===========     ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                 Three Months Ended             Six Months Ended
                                                       June 30,                     June 30,
                                             ---------------------------   ---------------------------
                                                 2002           2001           2002           2001
                                                 ----           ----           ----           ----
Net sales                                    $ 12,388,292   $ 11,159,885   $ 22,786,428   $ 21,728,583
Lease revenue                                      49,564         56,364        103,754        115,497
                                             ------------   ------------   ------------   ------------
                                               12,437,856     11,216,249     22,890,182     21,844,080
Cost of goods sold and costs
  related to lease revenue                      9,321,633      8,396,627     17,198,154     16,774,541
                                             ------------   ------------   ------------   ------------


Gross profit                                    3,116,223      2,819,622      5,692,028      5,069,539
Selling and administrative expenses             1,760,364      1,676,349      3,415,087      3,375,594
                                             ------------   ------------   ------------   ------------
                                                1,355,859      1,143,273      2,276,941      1,693,945
Other income and expenses:
  Interest income                                  19,808         36,452         41,764         83,214
  Interest expense                                (21,401)       (72,606)       (45,775)      (167,374)
  Gain from disposal of equipment                   4,606         10,609         29,183         18,592
  Other income, net of other expense               11,717          5,710         15,592          8,302
                                             ------------   ------------   ------------   ------------

Income before income taxes                      1,370,589      1,123,438      2,317,705      1,636,679
Provision for income taxes                        468,000        386,000        790,000        560,000
                                             ------------   ------------   ------------   ------------

Net income                                   $    902,589   $    737,438   $  1,527,705   $  1,076,679
                                             ============   ============   ============   ============
Average common shares outstanding                 966,768        967,132        966,949        967,132
                                             ============   ============   ============   ============
Per share data:
  Net income per share                       $       0.93   $       0.76   $       1.58   $       1.11
                                             ============   ============   ============   ============
Cash dividends declared per share            $       0.18   $       0.18   $       0.51   $       0.61
                                             ============   ============   ============   ============


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)


                                                     2002             2001
                                                  -----------     -----------
Retained earnings at beginning of period          $24,682,816     $23,828,665

Net income for the six months ended                 1,527,705       1,076,679

Cash dividends declared in the period,
$.51 and $.61 per share in 2002 and 2001,
respectively                                         (493,111)       (589,951)
                                                  -----------     -----------
Retained earnings at end of period                $25,717,410     $24,315,393
                                                  ===========     ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2002 and 2001
                                  (Unaudited)


                                                      2002            2001
                                                  -----------     -----------
Cash flows from operating activities:
Net income                                        $ 1,527,705     $ 1,076,679
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                        956,990         940,897
  Net gain on the sale of properties                  (29,183)        (18,592)
  Deferred income taxes                                25,000          20,000
  Changes in operating assets and liabilities:
    Accounts receivable                            (2,171,632)       (636,832)
    Inventories                                       380,962         788,685
    Other current assets                              (57,202)       (100,786)
    Accounts payable                                  453,770         489,372
    Accrued wages and salaries                        227,970         189,124
    Accrued profit sharing                            (40,000)       (256,090)
    Other accrued expenses                            134,297        (265,144)
    Income taxes payable                               55,000         144,329
                                                  -----------     -----------
    Net cash provided by operating activities       1,463,677       2,371,642
                                                  -----------     -----------

Cash flows from investing activities:
  Capital expenditures                               (488,728)       (730,380)
  Proceeds from the sale of properties                 35,070          27,600
  Proceeds from held-to-maturity securities           327,882       1,584,886
  Purchases of held-to-maturity securities           (907,733)       (886,103)
                                                  -----------     -----------
  Net cash used in investing activities            (1,033,509)         (3,997)
                                                  -----------     -----------

Cash flows from financing activities:
  Payments under term loan agreement                 (900,000)       (900,000)
  Purchase of treasury stock                          (26,976)              -
  Cash dividends paid                                (493,111)       (589,951)
                                                  -----------     -----------
  Net cash used in financing activities            (1,420,087)     (1,489,951)

Net increase (decrease) in cash and
  cash equivalents                                   (989,919)        877,694
Cash and cash equivalents at beginning of period    4,692,999       2,265,442
                                                  -----------     -----------
Cash and cash equivalents at end of period        $ 3,703,080     $ 3,143,136
                                                  ===========     ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2002 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                               Assembly
                                               Fastener       Equipment       Other       Consolidated
                                             ------------   ------------   ------------   ------------
Three Months Ended June 30, 2002:
Net sales and lease revenue                  $  9,739,161   $  2,698,695   $          -   $ 12,437,856

Depreciation                                      362,904         53,044         57,030        472,978

Segment profit                                  1,269,534        851,619              -      2,121,153
Selling and administrative expenses                                             748,971        748,971
Interest expense                                                                 21,401         21,401
Interest income                                                                 (19,808)       (19,808)
                                                                                          ------------
Income before income taxes                                                                   1,370,589
                                                                                          ------------

Capital expenditures                              307,290          1,940         75,171        384,401

Segment assets:
  Accounts receivable, net                      4,954,866      1,211,914              -      6,166,780
  Inventory                                     3,517,565      2,152,141              -      5,669,706
  Property, plant and equipment, net           10,417,648      1,625,342      1,301,396     13,344,386
  Other assets                                          -              -      5,460,796      5,460,796
                                                                                          ------------
                                                                                            30,641,668
                                                                                          ------------

Three Months Ended June 30, 2001:
Net sales and lease revenue                  $  8,987,735   $  2,228,514   $          -   $ 11,216,249

Depreciation                                      353,173         60,699         59,718        473,590

Segment profit                                  1,250,140        654,034              -      1,904,174
Selling and administrative expenses                                             744,582        744,582
Interest expense                                                                 72,606         72,606
Interest income                                                                 (36,452)       (36,452)
                                                                                          ------------
Income before income taxes                                                                   1,123,438
                                                                                          ------------

Capital expenditures                              384,525            274         52,795        437,594

Segment assets:
  Accounts receivable, net                      4,588,071      1,085,992                     5,674,063
  Inventory                                     3,782,991      2,632,508              -      6,415,499
  Property, plant and equipment, net           10,649,367      1,999,879      1,454,746     14,103,992
  Other assets            -               -                                   4,851,884      4,851,884
                                                                                          ------------
                                                                                            31,045,438
                                                                                          ------------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                               Assembly
                                               Fastener       Equipment       Other       Consolidated
                                             ------------   ------------   ------------   ------------
Six Months Ended June 30, 2002:
Net sales and lease revenue                  $ 18,378,478   $  4,511,704   $          -   $ 22,890,182

Depreciation                                       732,263       111,813        112,914        956,990

Segment profit                                  2,467,641      1,324,193              -      3,791,834
Selling and administrative expenses                                           1,470,118      1,470,118
Interest expense                                                                 45,775         45,775
Interest income                                                                 (41,764)       (41,764)
                                                                                          ------------
Income before income taxes                                                                   2,317,705
                                                                                          ------------

Capital expenditures                              411,617          1,940         75,171        488,728

Six Months Ended June 30, 2001:
Net sales and lease revenue                  $ 17,294,380   $  4,549,700   $          -   $ 21,844,080

Depreciation                                      700,063        121,398        119,436        940,897

Segment profit                                  1,867,414      1,389,888              -      3,257,302
Selling and administrative expenses                                           1,536,463      1,536,463
Interest expense                                                                167,374        167,374
Interest income                                                                 (83,214)       (83,214)
                                                                                          ------------
Income before income taxes                                                                   1,636,679

Capital expenditures                              602,373         13,209        114,798        730,380


                           CHICAGO RIVET & MACHINE CO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         Net revenue for the second quarter of 2002 totaled $12,437,856, which represents an improvement of nearly 11% compared with the second quarter of 2001. Within the fastener segment of our operations, revenues improved 8.4% compared with the second quarter of 2001, reflecting a combination of new business and modest net increases in orders from existing customers. Second quarter revenues within the assembly equipment segment improved sharply compared with the depressed levels of the second quarter of 2001. However, this increase is attributable to a few large equipment orders and does not, in our opinion, indicate a near term return to historical levels of activity within this segment. On a year to date basis, revenues within the assembly segment are approximately equal to those of the first six months of 2001, reflecting the continuing weakness in capital equipment spending, while revenues within the fastener segment have increased slightly over 6% compared with the first half of 2001.
         Overall, net income for the second quarter of 2002 improved to $902,589, or $.93 per share on 966,768 average shares outstanding. Increased volume, especially within the equipment segment, was the major factor contributing to the increase in net income during the second quarter of 2002 compared with the second quarter of 2001. The gains from higher volumes were offset, to some extent, by a variety of factors, including those described below. Within the fastener segment, competitive pressures on selling prices continued to limit our ability to obtain the margin levels that we have enjoyed in the past. Fastener segment margins were also impacted by higher labor costs. In addition to the foregoing, first half results for the fastener segment were favorably impacted by lower tooling expenses during the first quarter of 2002. Margins within both segments were adversely impacted by higher costs for health insurance in both the second quarter and first half of 2002. Within the assembly equipment segment, material costs increased in both the second quarter and the first half of 2002, reflecting higher prices paid for raw materials. Overall, selling and administrative expenses for both the second quarter and the first six months of 2002 increased slightly compared to the prior year, primarily due to higher commission and profit sharing expense.
         The Company's financial condition remains sound. Working capital at the end of the quarter was $12.2 million, an increase of $.4 million during the second quarter of 2002 and an increase of $.6 million on a year to date basis. Inventory levels, which had increased slightly during the first quarter of 2002, were reduced to $5.7 million during the second quarter, a reduction of approximately 6% for the year to date. While collections have remained in line with expectations, the accounts receivable balance has increased during the past two quarters due to the increase in the level of sales. At June 30, 2002, the balance on the term note was $2.5 million and the average interest rate was 2.9%. The Company also has available a $1.0 million line of credit through Bank of America. There is no charge for this facility until it is utilized. We believe that current cash, cash equivalents and the available credit facility will be sufficient to meet the Company's working capital needs for the foreseeable future.
         Despite a relatively strong first half, our outlook for the near term remains cautious. The improvements that we have seen in our markets continue to be customer specific, not indicative of widespread strength in the economy in general, or our markets in particular. Recently imposed tariffs on imported steel have resulted in spot shortages, increased lead-times and higher prices for both domestic and imported raw material. While the impact has been small so far, we believe the situation has the potential to have a greater impact in the coming months. Conditions in our markets will likely limit our ability to successfully pass higher costs on to our customers. We expect that revenues from our assembly equipment segment will remain below historical levels until economic conditions show more sustained improvement. We plan to continue our efforts to control costs, to invest resources in areas that will improve our competitive position or will allow us to expand our capabilities and to solicit profitable business from both new and existing customers.

The foregoing discussion is only intended to provide highlights of operations for the periods covered. Additional information is contained in our Form 10-Q, which has been filed with the SEC and is available to shareholders upon request from the Company, or via the internet through the SEC's EDGAR database. This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, our ability to maintain our relationships with our significant customers; increases in the prices of, or limitations on the availability of, our primary raw materials; or a downturn in the automotive industry, upon which we rely for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of June 30, 2002, $2.53 million of floating-rate debt was exposed to changes in interest rates compared to $3.43 million as of December 31, 2001. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders was held on May 14, 2002. The only proposal voted upon was the election of seven directors for a term ending at the Annual Meeting in 2003. The seven persons nominated by the Company's Board of Directors received the following votes and were elected:

                  NAME               VOTES FOR               VOTES WITHHELD
                  ----               ---------               --------------

         Edward L. Chott             914,607                 26,258
         Nirendu Dhar                907,205                 30,088
         William T. Divane, Jr.      915,727                 25,458
         John R. Madden              915,705                 25,478
         John A. Morrissey           912,175                 28,738
         Walter W. Morrissey         912,929                 26,658
         John C. Osterman            908,326                 29,288

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              99.1  Interim Report to Shareholders for the quarter ended
                      June 30, 2002.
              99.2  Certification of CEO Pursuant to 18 U.S.C. Section 1350,
                      as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
              99.3  Certification of CFO Pursuant to 18 U.S.C. Section 1350,
                      as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                     CHICAGO RIVET & MACHINE CO.
                                     ---------------------------
                                            (Registrant)

Date:  August 12, 2002
                                     /s/  John A. Morrissey
                                     ----------------------------------------
                                          John A. Morrissey
                                          Chairman of the Board of Directors
                                           and Chief Executive Officer


Date:  August 12, 2002
                                     /s/  John C. Osterman
                                     ----------------------------------------
                                          John C. Osterman
                                          President, Chief Operating
                                           Officer and Treasurer
                                           (Principal Financial Officer)


Date:  August 12, 2002

                                     /s/  Michael J. Bourg
                                          -----------------------------------
                                          Michael J. Bourg
                                          Controller (Principal Accounting
                                           Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                 Page
                                                                      ------

  99.1   Interim Report to Shareholders for the
              quarter ended June 30, 2002                             15 - 16

  99.2   Certification of CEO Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                                 17

  99.3   Certification of CFO Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002                                 18