Form 10-Q
period 2002-09-30
CHICAGO RIVET & MACHINE CO
filed 2002-11-01
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2002  Commission file number 0-1227
                               ------------------                         ------


                           CHICAGO RIVET & MACHINE CO.
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


ILLINOIS                                                             36-0904920
---------                                                          ------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)


      P.O. Box 3061 90l Frontenac Road Naperville, Illinois  60566
    ----------------------------------------------------------------
           (Address of Principal Executive Office)        (Zip Code)


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


Yes      X                    No
       -----                          -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at September 30, 2002
-----                                         ---------------------------------

Common Stock, $1.00 Par Value                            966,132 Shares
-----------------------------                            --------------

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                           Page

         Consolidated Balance Sheets at September 30, 2002 and
                  December 31, 2001                                         2-3
         Consolidated Statements of Operations for the Three and
                  Nine Months Ended September 30, 2002 and 2001               4

         Consolidated Statements of Retained Earnings for the
                  Nine Months Ended September 30, 2002 and 2001               5

         Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2002 and 2001                    6

         Notes to the Consolidated Financial Statements                     7-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     10-11

         Quantitative and Qualitative Information About Market Risk          12

         Controls and Procedures                                             12

PART II.                   OTHER INFORMATION                              13-21

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                    September 30,   December 31,
                                                        2002           2001
                                                    -----------     -----------
                                                     (Unaudited)
                  Assets

Current Assets:
  Cash and cash equivalents                         $ 1,907,902     $ 4,692,999
  Certificates of deposit                             2,957,733         177,882
  Accounts receivable - net of allowances             5,912,031       3,995,148
  Inventories:
    Raw materials                                     1,587,944       1,649,051
    Work in process                                   1,806,660       1,766,068
    Finished goods                                    2,454,881       2,635,549
                                                    -----------     -----------
  Total inventories                                   5,849,485       6,050,668
                                                    -----------     -----------
  Deferred income taxes                                 607,191         607,191
  Other current assets                                  369,124         335,590
                                                    -----------     -----------
Total current assets                                 17,603,466      15,859,478
                                                    -----------     -----------
Property, Plant and Equipment:
    Land and improvements                             1,010,595       1,010,595
    Buildings and improvements                        5,738,460       5,738,460
    Production equipment, leased
      machines and other                             27,827,360      27,958,777
                                                    -----------     -----------
                                                     34,576,415      34,707,832
Less accumulated depreciation                        21,331,983      20,889,297
                                                    -----------     -----------
Net property, plant and equipment                    13,244,432      13,818,535
                                                    -----------     -----------
Total assets                                        $30,847,898     $29,678,013
                                                    ===========     ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                    September 30, 2002 and December 31, 2001

                                                                         September 30,     December 31,
                                                                             2002              2001
                                                                         ------------      ------------
                                                                         (Unaudited)
                  Liabilities and Shareholders' Equity

Current Liabilities:
  Current portion of note payable                                        $  1,800,000      $  1,800,000
  Accounts payable                                                          1,517,034           929,634
  Accrued wages and salaries                                                1,210,267           751,582
  Contributions due profit sharing plan                                       330,986           294,986
  Other accrued expenses                                                      505,181           384,110
  Federal and state income taxes payable                                       48,742            82,742
                                                                         ------------      ------------
Total current liabilities                                                   5,412,210         4,243,054

Note payable                                                                  282,760         1,632,760
Deferred income taxes                                                       1,511,275         1,429,275
                                                                         ------------      ------------
Total liabilities                                                           7,206,245         7,305,089
                                                                         ------------      ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
     authorized: none outstanding                                                  --                --
   Common stock, $1.00 par value, 4,000,000 shares
     authorized: 1,138,096 shares issued                                    1,138,096         1,138,096
   Additional paid-in capital                                                 447,134           447,134
   Retained earnings                                                       25,978,521        24,682,816
   Treasury stock, at cost, 171,964 and 170,964 shares, respectively       (3,922,098)       (3,895,122)
                                                                         ------------      ------------
Total shareholders' equity                                                 23,641,653        22,372,924
                                                                         ------------      ------------
Total liabilities and shareholders' equity                               $ 30,847,898      $ 29,678,013
                                                                         ============      ============


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                              Three Months Ended                  Nine Months Ended
                                                 September 30,                       September 30,
                                        ------------------------------      ------------------------------
                                            2002              2001              2002              2001
                                            ----              ----              ----              ----
Net sales                               $  9,784,409      $  9,342,407      $ 32,570,837      $ 31,070,990
Lease revenue                                 47,603            56,165           151,357           171,662
                                        ------------      ------------      ------------      ------------
                                           9,832,012         9,398,572        32,722,194        31,242,652
Cost of goods sold and costs
  related to lease revenue                 7,551,109         7,068,030        24,749,263        23,842,571
                                        ------------      ------------      ------------      ------------
Gross profit                               2,280,903         2,330,542         7,972,931         7,400,081
Selling and administrative expenses        1,622,289         1,697,704         5,037,376         5,073,298
                                        ------------      ------------      ------------      ------------
                                             658,614           632,838         2,935,555         2,326,783
Other income and expenses:
 Interest income                              22,116            34,732            63,880           117,946
 Interest expense                            (18,953)          (52,174)          (64,728)         (219,548)
 Gain from disposal of equipment                 954            23,844            30,137            42,436
 Other (expense) income, net                  (3,716)            3,756            11,876            12,058
                                        ------------      ------------      ------------      ------------
Income before income taxes                   659,015           642,996         2,976,720         2,279,675
Provision for income taxes                   224,000           216,000         1,014,000           776,000
                                        ------------      ------------      ------------      ------------
Net income                              $    435,015      $    426,996      $  1,962,720      $  1,503,675
                                        ============      ============      ============      ============
Average common shares outstanding            966,132           967,132           966,674           967,132
                                        ============      ============      ============      ============
Per share data:
  Net income per share                  $       0.45      $       0.44      $       2.03      $       1.55
                                        ============      ============      ============      ============
  Cash dividends declared per share     $       0.18      $       0.18      $       0.69      $       0.79
                                        ============      ============      ============      ============

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                 2002              2001
                                                             ------------      ------------
Retained earnings at beginning of period                     $ 24,682,816      $ 23,828,665

Net income for the nine months ended                            1,962,720         1,503,675

Cash dividends declared in the period,
  $.69 and $.79 per share in 2002 and 2001, respectively         (667,015)         (764,035)
                                                             ------------      ------------
Retained earnings at end of period                           $ 25,978,521      $ 24,568,305
                                                             ============      ============


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)

                                                         2002             2001
                                                     -----------      -----------
Cash flows from operating activities:
Net income                                           $ 1,962,720      $ 1,503,675
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                         1,431,829        1,418,608
  Net gain on the sale of properties                     (30,137)         (42,436)
  Deferred income taxes                                   82,000           40,000
  Changes in operating assets and liabilities:
    Accounts receivable                               (1,916,883)        (638,794)
    Inventories                                          201,183          878,014
    Other current assets                                 (33,534)        (216,048)
    Accounts payable                                     587,400          431,461
    Accrued expenses                                     615,756           26,789
    Income taxes payable                                 (34,000)         149,785
                                                     -----------      -----------
    Net cash provided by operating activities          2,866,334        3,551,054
                                                     -----------      -----------
Cash flows from investing activities:
  Capital expenditures                                  (863,613)      (1,322,612)
  Proceeds from the sale of properties                    36,024           56,724
  Proceeds from held-to-maturity securities              727,882        2,235,989
  Purchases of held-to-maturity securities            (3,507,733)      (2,483,985)
                                                     -----------      -----------
  Net cash used in investing activities               (3,607,440)      (1,513,884)
                                                     -----------      -----------
Cash flows from financing activities:
  Payments under term loan agreement                  (1,350,000)      (1,350,000)
  Purchase of treasury stock                             (26,976)              --
  Cash dividends paid                                   (667,015)        (764,035)
                                                     -----------      -----------
  Net cash used in financing activities               (2,043,991)      (2,114,035)
                                                     -----------      -----------
Net decrease in cash and cash equivalents             (2,785,097)         (76,865)
Cash and cash equivalents at beginning of period       4,692,999        2,265,442
                                                     -----------      -----------
Cash and cash equivalents at end of period           $ 1,907,902      $ 2,188,577
                                                     ===========      ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2002 are not necessarily indicative of the results to be expected for the year.

3. The Company extends credit primarily on the basis of 30-day terms to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

4. The Company is, from time to time, involved in litigation in the normal course of business. While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company's financial position.

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                                Assembly
                                              Fastener         Equipment           Other        Consolidated
                                              --------         ---------           -----        ------------
Three Months Ended September 30, 2002:
Net sales and lease revenue                $  8,027,233      $  1,804,779      $         --     $  9,832,012

Depreciation                                    365,003            52,914            56,922          474,839

Segment profit                                  914,036           452,900                --        1,366,936
Selling and administrative expenses                                                 711,084          711,084
Interest expense                                                                     18,953           18,953
Interest income                                                                     (22,116)         (22,116)
                                                                                                ------------
Income before income taxes                                                                           659,015
                                                                                                ------------
Capital expenditures                            363,379            11,506                --          374,885

Segment assets:
  Accounts receivable, net                    4,680,485         1,231,546                --        5,912,031
  Inventory                                   3,691,359         2,158,126                --        5,849,485
  Property, plant and equipment, net         10,416,025         1,583,933         1,244,474       13,244,432
  Other assets                                       --                --         5,841,950        5,841,950
                                                                                                ------------
                                                                                                  30,847,898
                                                                                                ------------
Three Months Ended September 30, 2001:
Net sales and lease revenue                $  7,748,260      $  1,650,312      $         --     $  9,398,572

Depreciation                                    359,590            60,699            57,422          477,711

Segment profit                                1,099,633           397,111                --        1,496,744
Selling and administrative expenses                                                 836,306          836,306
Interest expense                                                                     52,174           52,174
Interest income                                                                     (34,732)         (34,732)
                                                                                                ------------
Income before income taxes                                                                           642,996
                                                                                                ------------
Capital expenditures                            592,232                --                --          592,232

Segment assets:
  Accounts receivable, net                    4,519,276         1,156,749                --        5,676,025
  Inventory                                   3,698,180         2,627,990                --        6,326,170
  Property, plant and equipment, net         11,039,833         1,794,312         1,379,088       14,213,233
  Other assets                                       --                --         4,939,366        4,939,366
                                                                                                ------------
                                                                                                  31,154,794
                                                                                                ------------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                              Assembly
                                            Fastener          Equipment          Other         Consolidated
                                            --------          ---------          -----         ------------
Nine Months Ended September 30, 2002:
Net sales and lease revenue               $ 26,405,711      $  6,316,483      $         --     $ 32,722,194

Depreciation                                 1,097,266           164,727           169,836        1,431,829

Segment profit                               3,381,677         1,777,093                --        5,158,770
Selling and administrative expenses                                              2,181,202        2,181,202
Interest expense                                                                    64,728           64,728
Interest income                                                                    (63,880)         (63,880)
                                                                                               ------------
Income before income taxes                                                                        2,976,720
                                                                                               ------------
Capital expenditures                           774,996            13,446            75,171          863,613

Nine Months Ended September 30, 2001:
Net sales and lease revenue               $ 25,042,640      $  6,200,012      $         --     $ 31,242,652

Depreciation                                 1,059,653           182,097           176,858        1,418,608

Segment profit                               2,967,047         1,786,999                --        4,754,046
Selling and administrative expenses                                              2,372,769        2,372,769
Interest expense                                                                   219,548          219,548
Interest income                                                                   (117,946)        (117,946)
                                                                                               ------------
Income before income taxes                                                                        2,279,675
                                                                                               ------------
Capital expenditures                         1,194,605            13,209           114,798        1,322,612

                           CHICAGO RIVET & MACHINE CO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net revenue for the third quarter of 2002 totaled $9,832,012, an increase of 4.6% compared with the third quarter of 2001. Within the fastener segment, revenue improved 3.6% compared with the third quarter of 2001 while revenue within the assembly equipment segment increased 9.4 % compared with the year earlier period. Historically, third quarter revenues fall short of the preceding quarters as a result of regularly scheduled vacation shutdowns at our facilities as well as at many of our customers and that was again the case in 2002. On a year to date basis, net revenue for the first nine months of 2002 amounted to $32,722,194, a 4.7% increase compared with the first nine months of 2001. Within the fastener segment, year to date revenue is 5.4% higher than that reported one year ago while revenue within the assembly equipment segment increased a more modest 1.9% compared with the first nine months of 2001. These improvements are primarily attributable to a combination of new business and modest increases in activity at certain customers and are not indicative of a widespread improvement in market conditions.

         While we are pleased with the revenue gains that were attained despite difficult market conditions, our operating results were somewhat disappointing. Within our primary markets, the combination of weak demand and excess capacity continue to limit our ability to obtain the price relief necessary to offset the impact of rising costs of manufacturing. Customers within the automotive markets, in particular, continue to press for price reductions. These conditions have had a negative impact on operating profits, and this was especially evident in the results for the fastener segment during the third quarter of this year. While selling prices were under pressure, the tariffs imposed upon steel products contributed to an overall increase in the cost of raw materials. Margins within the fastener segment were also adversely affected by higher costs for employee health insurance and higher expenses related to resolving specific quality control issues. Within the assembly equipment segment, slightly higher volumes were the primary factor contributing to an improvement in gross margins for the period. Net income for the third quarter of 2002 amounted to $435,015, or $.45 per share on 966,674 average shares outstanding, compared with $426,996, or $.44 per share on 967,132 average shares outstanding during the third quarter of 2001.

         On a year to date basis, gross margin percentages within the assembly equipment segment are slightly below those of the first nine months of 2001, primarily due to increases in the cost of raw materials, labor and employee insurance. Year to date results within the fastener segment continue to show improvement compared with the prior year, despite third quarter results. Operating results for the first nine months were positively impacted by increased operating volumes, combined with lower expenses for tooling and utilities, compared with the prior year. These improvements have been partially offset by increases in the cost of health insurance, higher labor rates, and recently, the impact of tariffs upon the price of raw material. Net income for the first nine months of this year amounted to $1,962,720, or $2.03 per share on 966,674 average shares outstanding, compared with $1,503,675, or $1.55 per share on 967,132 average shares outstanding during the first nine months of 2001.

         Selling and administrative expenses, in total, declined modestly during both the third quarter and the first nine months of 2002 compared with the same periods in 2001. During the third quarter, increases in salaries, commissions and insurance costs were fully offset by a decrease in the provision for bad debts. During the third quarter of 2001, bad debt expense was unusually high due to a bankruptcy filing of a large customer.

         Working capital at the end of the third quarter amounted to $12.2 million, approximately equal to the end of the second quarter and an increase of $.6 million year to date. Capital expenditures during the quarter were primarily related to equipment used in the manufacture of fasteners. At September 30, 2002, the balance on the term note was $2.1 million and the interest rate was approximately 2.8%. The Company also has a $1.0 million line of credit available through Bank of America, N.A. There is no charge for this facility until it is utilized. We believe that current cash, cash equivalents and the available credit facility will be sufficient to meet the Company's working capital needs for the foreseeable future.

         We do not anticipate a significant improvement in overall business conditions in the near term. Within the fastener segment, excess capacity is likely to limit our ability to increase prices enough to fully offset increases in manufacturing costs. We also expect that automotive customers will continue to press for price reductions. In response, we will continue our efforts to hold the line on expenses, reduce costs wherever possible and to continue our efforts to secure new, profitable business from both new and existing customers.

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

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of September 30, 2002, $2.1 million of floating-rate debt was exposed to changes in interest rates compared to $3.4 million as of December 31, 2001. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.




         CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    99.1 Interim Report to Shareholders for the quarter ended
                         September 30, 2002.

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

                                             CHICAGO RIVET & MACHINE CO.
                                             -----------------------------------
                                                      (Registrant)

Date:  November 1, 2002
                                             /s/  John A. Morrissey
                                             -----------------------------------
                                             John A. Morrissey
                                             Chairman of the Board of Directors
                                               and Chief Executive Officer


Date:  November 1, 2002
                                             /s/  John C. Osterman
                                             -----------------------------------
                                             John C. Osterman
                                             President, Chief Operating
                                               Officer and Treasurer
                                               (Principal Financial Officer)


Date:  November 1, 2002

                                             /s/  Michael J. Bourg
                                             -----------------------------------
                                             Michael J. Bourg
                                             Controller (Principal Accounting
                                               Officer)

CERTIFICATIONS

I, John A. Morrissey, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Chicago Rivet & Machine Co.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 1, 2002         /s/   JOHN A. MORRISSEY
                                         -----------------------------
                                               John A. Morrissey
                                                    Chairman

I, John C. Osterman, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Chicago Rivet & Machine Co.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 1, 2002         /s/     JOHN C. OSTERMAN
                                         --------------------------------
                                                 John C. Osterman
                                                President/Treasurer

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                     Page
                                                                           -----

  99.1     Interim Report to Shareholders for the
                  quarter ended September 30, 2002                         18-19

  99.2     Certification of CEO Pursuant to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                                 20

  99.3     Certification of CFO Pursuant to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002                                 21