Form 10-K
period 2002-12-31
CHICAGO RIVET & MACHINE CO
filed 2003-03-26
CIK 19871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2002
                                OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to

                   Commission file number 0-1227

                          CHICAGO RIVET & MACHINE CO.
             (Exact Name of Registrant as Specified in Its Charter)

                     Illinois                                           36-0904920
         (State or Other Jurisdiction of                             (I.R.S. Employer
          Incorporation or Organization)                           Identification No.)

     901 Frontenac Road, Naperville, Illinois                             60563
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12B-2).  YES ____               NO  X

     THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 28, 2002 WAS $20,177,327.

 AS OF FEBRUARY 15, 2003, 966,132 SHARES OF THE REGISTRANT'S COMMON STOCK WERE
                                  OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2002 (THE "2002 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2003 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 2002


         Item                                                                       Page
         No.                                                                         No.
         ----                                                                       ----
                                     Part I

         1.       Business                                                            3
         2.       Properties                                                          4
         3.       Legal Proceedings                                                   4
         4.       Submission of Matters to a Vote of Security Holders                 4

                                     Part II

         5.       Market for Registrant's Common Equity and Related
                  Stockholder Matters                                                 6
         6.       Selected Financial Data                                             6
         7.       Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                          6
         7a.      Quantitative and Qualitative Disclosures About Market Risk         11
         8.       Financial Statements and Supplementary Data                        11
         9.       Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                          11

                                    Part III

         10.      Directors and Executive Officers of the Registrant                 11
         11.      Executive Compensation                                             11
         12.      Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                        12
         13.      Certain Relationships and Related Transactions                     12
         14.      Controls and Procedures                                            12

                                     Part IV

         15.      Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K                                                          13


                                     PART I

ITEM 1 - BUSINESS

         Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December, 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations see
Note 10 which appears on page 10 of the Company's 2002 Annual Report to Shareholders. The 2002 Annual Report is filed as an exhibit to this report.

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

         The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2002, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to TI Group Automotive Systems Corporation accounted for approximately 18% of the Company's consolidated revenues in 2002, 18% in 2001 and 19% in 2000. Sales to Fisher & Company accounted for approximately 17%, 14% and 11% of the Company's consolidated revenues in 2002, 2001, and 2000, respectively. Sales to Purchased Parts Group accounted for approximately 10% of the Company's consolidated revenues in 2001.

         The Company's business has historically been stronger during the first half of the year.

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

         At December 31, 2002, the Company employed 340 people.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2002.

                      Executive Officers of the Registrant

         The names, ages and positions of all executive officers of the Company, as of March 26, 2003, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer        Position                        Years an Officer
--------------------------     --------                        ----------------

John A. Morrissey      67      Chairman, Chief                        22
                                Executive Officer

John C. Osterman       51      President, Chief Operating             19
                                Officer and Treasurer

Nirendu Dhar           61      General Manager,                        2
                                H & L Tool Company, Inc.

Donald P. Long         51      Vice-President Sales                    8

Kimberly A. Kirhofer   44      Secretary                              12

Michael J. Bourg       40      Controller                              4


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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of December 31, 2002 there were 320 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2002 Annual Report is incorporated herein by reference. The 2002 Annual Report is filed as an exhibit to this report.


ITEM 6 - SELECTED FINANCIAL DATA

         The section entitled "Selected Financial Data" which appears on page 11 of the 2002 Annual Report is incorporated herein by reference. The 2002 Annual Report is filed as an exhibit to this report.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, our ability to maintain our relationships with our significant customers; increased global competition; increases in the prices of, or limitations on the availability of, our primary raw materials; or a downturn in the automotive industry, upon which we rely for sales revenue, and which is cyclical and dependent on, among other things, consumer spending, international economic conditions and regulations and policies regarding international trade. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         In addition to the disclosures contained herein, readers are also urged to carefully review and consider any risks and uncertainties contained in other documents filed by the Company with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         For 2002, the Company posted increases in both revenues and net income compared with 2001. The Company's performance is especially gratifying in view of available data indicating the level of industrial production within the manufacturing sector of the domestic economy declined again in 2002. With the notable exception of automobile production, we witnessed little, if any, improvement in conditions within our markets. Despite the fact that operating results improved, our enthusiasm is restrained by the knowledge that while revenues increased overall, gains were customer specific, rather than a broadly based improvement that would suggest the beginning of a sustained rebound. Indeed, while we are pleased to have successfully solicited new customers, and new business from existing customers, we are mindful that our markets continue to be intensely competitive; and, that as global sourcing becomes more widespread, we are also affected by customers' decisions to shift manufacturing to facilities outside of the United States.

         We continued to benefit from successful efforts to control many cost elements; however, costs of certain items - such as health insurance, and to a lesser extent raw materials - seem to be driven by factors that are beyond our immediate control. Despite the increase in operating levels within the automotive industry in 2002, there were limited opportunities to recover these higher costs by increasing prices. We see no reason to anticipate a meaningful change in this situation in the near future. Our past investments in new equipment have helped offset some of the increase in our costs of operations, while also expanding our capabilities and providing a foundation for the future.

2002 COMPARED TO 2001

         Net sales and lease revenues improved approximately 6% compared with 2001 and totaled $43,012,766 in 2002. As discussed below, revenue gains were achieved in both the fastener and assembly equipment segments and the increased volume, coupled with successful efforts to hold the line on costs, translated into improvements in gross margins, which amounted to $10,585,563 for 2002, compared with $9,187,046 recorded in 2001.

         Within the fastener segment, revenues increased 7%, to $34,991,758, reflecting an overall increase in automobile production. However, it should be noted that our volumes did not increase across our entire customer base. Instead, our overall gain was due to increases in business with certain key customers, bolstered by revenues related to new customers and new products from existing customers.

         Gross margins within the fastener segment improved to 21.1% in 2002, compared with 19.9% recorded in 2001. This improvement is largely attributable to the effects of higher volumes and increases in efficiency associated with those higher volumes. A number of other factors impacted operations during the year. While we benefited from reductions in tooling costs, those savings were offset by increases in the cost of materials and by a substantial increase in the cost of employee health insurance.

         Activity levels within the assembly equipment segment remain well below the level that we consider normal. While revenues within the segment improved to $8,021,008 in 2002, compared with $7,738,868 in 2001, the change is attributable to a few large orders and not due to any significant improvement in the market for equipment, which remains adversely affected by a persistent decline in the broad manufacturing sector and the related restraint on capital spending. Nevertheless, gross margins within this segment improved to approximately 40% in 2002 compared with 35% for 2001. This improvement is primarily attributable to higher volumes and reduced labor expense.

         Selling and administrative expenses increased approximately 3.7% compared with 2001. Both profit sharing and sales commissions increased as a result of higher sales and increased profits. Other factors contributing to the increase include higher salary expense and increased health insurance costs, partially offset by a decrease in the provision for bad debt expense, which was unusually high in the prior year due to the bankruptcy filing of a certain customer.

         The Company recorded net interest income during 2002 of $4,214, compared with net interest expense of $114,607 in 2001, as a result of lower prevailing interest rates and reduced debt levels.

2001 COMPARED TO 2000

          The effect of the recession was apparent in the comparison of revenues and margins between 2001 and 2000. Net sales and lease revenues fell to $40,443,010 in 2001, a decline of 11% compared to 2000. This lower level of operations was the primary factor contributing to the decrease in gross margins, which fell to $9,187,046 for 2001, compared to $11,943,030 reported for 2000.

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

         The domestic metalworking machinery market suffered a significant decline in 2001, with overall activity falling to its lowest level in nearly a decade. These conditions were plainly evident in the results of operations within our assembly equipment segment. Revenues fell to $7,738,868 during 2001, compared to $9,687,564 recorded during 2000. Despite our efforts to reduce costs and manage the negative effects of lower volumes, we were unable to cut costs as quickly and as deeply as demand declined. Because we believe that this downturn is of a cyclical nature, we made a decision to attempt to maintain as much of our skilled workforce as possible, rather than attempt to match volume declines with a wholesale reduction in the workforce. As a result, labor and benefit costs remained at levels somewhat higher than might otherwise be expected, given recent business conditions. On a short-term basis, we view this as the most practical response to what we believe will be a temporary situation. We were able to achieve only limited reductions in fixed costs compared with the prior year. The net result was an overall decline in gross margins, which fell to approximately 35% in 2001, compared to 42% recorded in 2000.

         Selling and administrative expenses declined significantly compared with the prior year. Successful completion of the first phase of implementation of new data processing systems resulted in a significant reduction in consulting expenses compared with the prior year. In addition, salary and benefit expenses declined significantly due to reductions in headcount, achieved mainly through attrition. Sales commissions and profit sharing expense declined to levels consistent with the lower sales volumes and lower income, respectively. Unfortunately, bad debt expense increased by a net amount of $114,000, mainly due to the third quarter bankruptcy filing of a certain customer.

         Lower prevailing interest rates, combined with lower debt, resulted in a net interest expense reduction of $61,000.

DIVIDENDS

         The Company paid four regular quarterly dividends of $.18 per share during 2002. In addition, an extra dividend of $.15 per share was paid during the second quarter of 2002, bringing the total dividend distribution to $.87 per share. On February 17, 2003 your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2003 to shareholders of record March 5, 2003. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 69 years. At that same meeting, the Board declared an extra dividend of $.25 per share, payable April 17, 2003 to shareholders of record on April 4, 2003.

MACHINERY AND EQUIPMENT

         Investments in machinery and equipment totaled $886,009 in 2002. The majority of this investment was related to the fastener segment of our operations. Approximately $567,000 was invested in new equipment directly related to the manufacture of fasteners, with an additional $123,000 expended for equipment related to quality control and finishing operations for the fastener segment. The balance was expended for a variety of miscellaneous items, including material handling, data processing and other equipment.

         The Company invested approximately $1.4 million in machinery, equipment and building improvements during 2001. The majority of these expenditures were related to the fastener segment of our operations. Specifically, a total of $1.1 million was expended for the purchase of equipment used directly in the manufacture of fasteners and $88,000 was invested in new equipment related to the quality control process in fastener manufacturing. $129,000 was expended in connection with data processing and data communications equipment, $61,000 was spent for building improvements, primarily related to the fastener segment of our business, and the balance was expended for a variety of smaller machinery and equipment, including the manufacture of automatic rivet setting equipment that is leased to our customers.

         Capital investments totaled approximately $2.1 million during 2000. Slightly over $1.9 million of this total was invested in new equipment related to the production of fasteners. Of the amount expended within the fastener segment, $1.5 million was invested in new cold heading and thread-forming equipment and certain support equipment. This equipment was purchased to expand our capacity to manufacture certain specialty products for which demand has exceeded our capacity. Certain obsolete heat treating equipment was replaced at a cost of $276,000. The balance was expended for various smaller projects, including new quality control equipment and building improvements. Within the assembly equipment segment, capital expenditures totaled $150,372, primarily for the replacement of machine tools used in the manufacture of perishable tooling that is sold to our customers. The balance was expended for data processing equipment and various office equipment.

         Depreciation expense amounted to $1,915,726 in 2002, $1,921,703 in 2001, and $1,889,849 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At year end, working capital amounted to $12.9 million, an increase of $1.3 million compared with year end 2001. The most significant change in working capital components was the increase in accounts receivable. This increase is due to two factors: higher sales in the latter part of the year in 2002 compared with 2001 and, to a lesser extent, changes in the payment practices of certain customers. As a result, our credit risk is somewhat greater than in the past, but we do not believe that this change in payment practices represents a significant deterioration in the quality of receivables.

         In connection with a "Dutch auction" tender offer in April 2000, the Company obtained, on an unsecured basis, a financing commitment that provided borrowing capacity of up to $9.0 million, plus a $1.0 million line of credit. The new borrowing was used to finance the unpaid balance of a 1996 loan related to the acquisition of H & L Tool Company, Inc. ($2.7 million) and to fund the purchase of stock under the terms of the "Dutch auction." At December 31, 2002, the indebtedness under the term loan was approximately $1.63 million. Under the terms of the note, the Company is scheduled to repay the principal in quarterly installments of $450,000, plus interest computed on the unpaid balance at a variable rate that is calculated under one of two methods, selected at the option of the Company: the London Inter-Bank Offering Rate (LIBOR) plus an applicable margin; or the lender's prime rate, less an applicable margin. The applicable margin is based upon the funded debt ratio and, for any portion of the loan that bears interest at the prime rate, this margin is up to 50 basis points, and for any portion that bears interest at the LIBOR rate, it is up to 130 basis points. This rate is adjusted quarterly and was approximately 2.4% at December 31, 2002. The line of credit was extended through May 31, 2003 and remained unused at December 31, 2002. The loan agreement expires on March 1, 2005, at which time any unpaid principal and interest is due. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

         The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements. The Company has no long-term supply contracts that will have a material impact on liquidity and financial resources.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. During interim periods, the Company uses estimated gross profit rates to determine the cost of goods sold for a portion of its operations. Actual results can vary from these estimates, and these estimates are adjusted, as necessary, when actual information is available. The effect of these estimates is described in Note 11.

NEW ACCOUNTING STANDARDS

         The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards.

STOCK PURCHASE PROGRAM

         Terms of a stock repurchase authorization originally approved by the Board of Directors in February of 1990, and subsequently amended to permit the repurchase of an aggregate of 200,000 shares, permit purchases of the Company's common stock to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. During 2002, the company purchased 1,000 shares at an average price of $26.98 per share. Cumulative purchases under the current repurchase authorization have amounted to 162,996 shares at an average price of $15.66 per share.

         In addition to the purchases described above, the Company purchased 159,564 shares at a price of $23.00 per share pursuant to a "Dutch auction" tender offer completed in April 2000.

OUTLOOK FOR 2003

         Much of last year's success was attributable to the surprising strength of the automotive industry. Excluding the automotive sector, domestic manufacturing activity exhibited very little strength during 2002. Some analysts express doubt that the automotive sector can repeat its 2002 performance in 2003. Still, others expect the rest of the manufacturing sector will soon recover from its current weakness, mitigating the effects of a decline in automobile manufacturing. Early indications from customers within our markets suggest that meaningful improvement is still some distance away. Our order levels are approximately the same as they were one year ago, and although our quotation activity has picked up slightly, that increased activity has not yet been translated into increased orders. Margins will likely remain under pressure from the combination of rising costs and customers' expectations that we reduce our prices in order to successfully compete with global producers. In many respects, 2003 seems likely to present many of the same challenges we have faced in the recent past. Fortunately, the company can continue to rely upon highly skilled and dedicated employees who have consistently demonstrated that they are equal to those challenges. We gratefully acknowledge their contributions, as well as the continued loyalty and support of our customers and our shareholders.


ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of December 31, 2002, $1.63 million of floating-rate debt was exposed to changes in interest rates compared to $3.43 million at the prior year end. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's annual earnings.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 17 through 20 of this report.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants requiring disclosure herein.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 7 of the Company's 2003 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16 (a) of the Exchange Act, which is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the 2003 Proxy Statement, is incorporated herein by reference. The 2003 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11 - EXECUTIVE COMPENSATION

         The information set forth in the section entitled "Executive Compensation" which appears on pages 9 through 13 of the Company's 2003 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 and 8 of the Company's 2003 Proxy Statement is incorporated herein by reference. The 2003 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 2003 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Security Ownership of Management" on pages 5 through 7 of the Company's 2003 Proxy Statement is incorporated herein by reference. The 2003 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Shareholders.

         The Company does not have any equity compensation plans or arrangements.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to the law firm of Morrissey & Robinson set forth in the last sentence of footnote (2) on page 6 of the Company's 2003 Proxy Statement is incorporated herein by reference. The 2003 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2003 Annual Meeting of Shareholders.

ITEM 14 - CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic filings under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)       The following documents are filed as a part of this report:

              1.   Financial Statements:

                   See the section entitled "Consolidated Financial Statements" which appears on page 17 of this report.

              2. Financial statement schedule and supplementary information required to be submitted.

                   See the section entitled "Financial Statement Schedule" which appears on pages 18 through 20 of this report.

              3.   Exhibits:

                   See the section entitled "Exhibits" which appears on page 21 of this report.

         (b)       Reports on Form 8-K

              1. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

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

                                              Chicago Rivet & Machine Co.


                                                By /s/ John C. Osterman
                                                --------------------------------
                                                John C. Osterman, President
                                                and Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey                         Chairman of the Board of
-------------------------                     Directors, Chief Executive
John A. Morrissey                             Officer and Member of the
                                              Executive Committee March 26,
                                              2003

/s/ John C. Osterman                          President, Chief Operating
-------------------------                     Officer, Treasurer (Chief
John C. Osterman                              Financial Officer), Member of the
                                              Executive Committee and Director
                                              March 26, 2003

/s/ John R. Madden                            Director, Member of the Executive
-------------------------                     Committee and Member of the Audit
John R. Madden                                Committee March 26, 2003


/s/ Walter W. Morrissey                       Director, Member of Executive
-------------------------                     Committee March 26, 2003
Walter W. Morrissey


/s/ Michael J. Bourg                          Controller (Principal Accounting
-------------------------                     Officer) March 26, 2003
Michael J. Bourg

                                 CERTIFICATIONS

         I, John A. Morrissey, certify that:

1.       I have reviewed this annual report on Form 10-K of Chicago Rivet &
         Machine Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 26, 2003      /s/ John A. Morrissey
                                    --------------------------
                                    John A. Morrissey
                                    Chief Executive Officer

                                 CERTIFICATIONS

         I, John C. Osterman, certify that:

1.       I have reviewed this annual report on Form 10-K of Chicago Rivet &
         Machine Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  March 26, 2003      /s/ John C. Osterman
                                    ------------------------
                                    John C. Osterman
                                    Chief Financial Officer

                           CHICAGO RIVET & MACHINE CO.

                        CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements, together with the notes thereto and the report thereon of PricewaterhouseCoopers LLP dated February 21, 2003, appearing on pages 5 to 11 of the accompanying 2002 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 2002 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 8 herein, the 2002 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.


Consolidated Financial Statements from 2002 Annual Report (Exhibit 13 hereto):


Consolidated Balance Sheets (page 5 of 2002 Annual Report)

Consolidated Statements of Income (page 6 of 2002 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 2002 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 2002 Annual Report)

Notes to Consolidated Financial Statements (pages 8, 9, and 10 of 2002 Annual Report)

Report of Independent Accountants (page 11 of 2002 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 2002 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                               2002, 2001 AND 2000

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2002 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


                                                                         Page
                                                                         ----

Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)                           19

Report of Independent Accountants on Financial Statement Schedule         20

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                     Balance at         Additions                               Balance
                                     Beginning          Charged to                              at End
Classification                        of Year            Expenses        Deductions(1)          of Year
--------------                       ----------         ----------       -------------          -------
2002
Allowance for doubtful
accounts, returns
and allowances                       $240,000            $  7,067            $  7,067          $240,000


2001
Allowance for doubtful
accounts, returns
and allowances                       $ 90,000            $172,728            $ 22,728          $240,000


2000
Allowance for doubtful
accounts, returns
and allowances                       $ 80,000             $58,993            $ 48,993          $ 90,000


(1)      Accounts receivable written off, net of recoveries.

                      Report of Independent Accountants on
                          Financial Statement Schedule




To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003 appearing in the 2002 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP


Chicago, Illinois
February 21, 2003

                           CHICAGO RIVET & MACHINE CO.
                           --------------------------

                                    EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
Number                                                                                            Page
-------                                                                                           ----
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

13*               Annual Report to Shareholders for the year
                  ended December 31, 2002.                                                 22 - 38

21                Subsidiaries of the Registrant.                                             39


99.1              Certification of CEO Pursuant to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.                                                                40


99.2              Certification of CFO Pursuant to 18 U.S.C. Section 1350,
                  as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.                                                                41

                  * Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.
