Form 10-Q
period 2003-03-31
CHICAGO RIVET & MACHINE CO
filed 2003-05-05
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                          Commission file number 0-1227

                           Chicago Rivet & Machine Co.
             (Exact Name of Registrant as Specified in Its Charter)

                Illinois                                         36-0904920
      (State or Other Jurisdiction                            (I.R.S. Employer
   of Incorporation or Organization)                         Identification No.)

901 Frontenac Road, Naperville, Illinois                            60563
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code (630) 357-8500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

     As of March 31, 2003, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                                       Page
                                                                                       ----
     Consolidated Balance Sheets at March 31, 2003 and December 31, 2002                 2-3

     Consolidated Statements of Operations for the Three Months Ended March 31,
         2003 and 2002                                                                     4

     Consolidated Statements of Retained Earnings for the Three Months Ended
         March 31, 2003 and 2002                                                           5

     Consolidated Statements of Cash Flows for the Three Months Ended March 31,
         2003 and 2002                                                                     6

     Notes to the Consolidated Financial Statements                                      7-8

     Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                        9

     Quantitative and Qualitative Information About Market Risk                           10

     Controls and Procedures                                                              10


PART II.                   OTHER INFORMATION                                           11-19

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002

                                                 March 31,     December 31,
                                                   2003            2002
                                                -----------    ------------
                                                (Unaudited)
                 Assets

Current Assets:
 Cash and cash equivalents                      $4,960,627       $2,204,430
 Certificates of deposit                           457,733        3,157,733
 Accounts receivable - net of allowances         5,348,484        4,994,697
 Inventories:
  Raw materials                                  1,624,639        1,636,216
  Work in process                                2,024,153        1,818,106
  Finished goods                                 2,784,865        2,635,619
                                               -----------      -----------
 Total inventories                               6,433,657        6,089,941
                                               -----------      -----------

 Deferred income taxes                             581,191          581,191
 Other current assets                              274,589          277,893
                                               -----------      -----------
Total current assets                            18,056,281       17,305,975
                                               -----------      -----------

Property, Plant and Equipment:
 Land and improvements                           1,010,595        1,010,595
 Buildings and improvements                      5,748,125        5,743,325
 Production equipment, leased
  machines and other                            27,825,795       27,774,278
                                               -----------      -----------
                                                34,584,515       34,528,198


Less accumulated depreciation                   22,183,337       21,746,000
                                               -----------      -----------
Net property, plant and equipment               12,401,178       12,782,198
                                               -----------      -----------

Total assets                                   $30,457,459      $30,088,173
                                               ===========      ===========



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 2003 and December 31, 2002



                                                      March 31,     December 31,
                                                        2003            2002
                                                     -----------    ------------
                                                     (Unaudited)
        Liabilities and Shareholders' Equity

Current Liabilities:
 Current portion of note payable                      $1,182,760      $1,632,760
 Accounts payable                                      1,650,084       1,121,195
 Accrued wages and salaries                            1,023,164         795,920
 Contributions due profit sharing plan                   103,986         435,542
 Other accrued expenses                                  510,539         397,634
 Federal and state income taxes payable                  280,742          48,742
                                                     -----------     -----------
Total current liabilities                              4,751,275       4,431,793

Deferred income taxes                                  1,547,275       1,547,275
                                                     -----------     -----------

Total liabilities                                      6,298,550       5,979,068
                                                     -----------     -----------

Commitments and contingencies (Note 4)

Shareholders' Equity:
 Preferred stock, no par value, 500,000
  shares authorized: none outstanding                      --              --
 Common stock, $1.00 par value, 4,000,000
  shares authorized: 1,138,096 shares issued           1,138,096       1,138,096
 Additional paid-in capital                              447,134         447,134
 Retained earnings                                    26,495,777      26,445,973
 Treasury stock, 171,964 shares at cost               (3,922,098)     (3,922,098)
                                                     -----------     -----------
Total shareholders' equity                            24,158,909      24,109,105
                                                     -----------     -----------

Total liabilities and shareholders' equity           $30,457,459     $30,088,173
                                                     ===========     ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)



                                                    2003               2002
                                                -----------         -----------
Net sales                                       $10,189,258         $10,398,136
Lease revenue                                        47,205              54,190
                                                -----------         -----------
                                                 10,236,463          10,452,326
Cost of goods sold and costs
 related to lease revenue                         7,850,934           7,876,521
                                                -----------         -----------

Gross profit                                      2,385,529           2,575,805
Selling and administrative expenses               1,694,677           1,654,723
                                                -----------         -----------
                                                    690,852             921,082

Other income and expenses:
 Interest income                                     19,799              21,956
 Interest expense                                    (9,585)            (24,374)
 Gain from the disposal of equipment                  4,300              24,577
 Other income, net of other expense                   3,875               3,875
                                                -----------         -----------

Income before income taxes                          709,241             947,116
Provision for income taxes                          244,000             322,000
                                                -----------         -----------

Net income                                      $   465,241         $   625,116
                                                ===========         ===========

Average common shares outstanding                   966,132             967,132
                                                ===========         ===========

Per share data:
 Net income per share                           $      0.48         $      0.65
                                                ===========         ===========

 Cash dividends declared per share              $      0.43         $      0.33
                                                ===========         ===========



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)



                                                      2003             2002
                                                  -----------      -----------
Retained earnings at beginning of period          $26,445,973      $24,682,816

Net income for the three months ended                 465,241          625,116

Cash dividends declared in the period:
 $.43 per share in 2003 and $.33 in 2002             (415,437)        (319,154)
                                                  -----------      -----------
Retained earnings at end of period                $26,495,777      $24,988,778
                                                  ===========      ===========




See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2003 and 2002
                                  (Unaudited)


                                                              2003          2002
                                                          -----------    -----------
Cash flows from operating activities:
Net income                                                $   465,241    $   625,116
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                                 463,318        484,012
 Net gain on the sale of equipment                             (4,300)       (24,577)
 Changes in operating assets and liabilities:
  Accounts receivable, net                                   (353,787)    (1,307,000)
  Inventories                                                (343,716)      (432,422)
  Other current assets                                          3,394        (38,519)
  Accounts payable                                            287,356        426,106
  Accrued wages and salaries                                  227,244        264,310
  Accrued profit sharing                                     (331,556)      (179,000)
  Other accrued expenses                                      112,905        215,698
  Income taxes payable                                        232,000        317,000
                                                          -----------    -----------
   Net cash provided by operating activities                  758,099        350,724
                                                          -----------    -----------

Cash flows from investing activities:
 Capital expenditures                                         (82,298)      (104,327)
 Proceeds from the sale of properties                           4,300         26,170
 Proceeds from held-to-maturity securities                  2,900,000         21,281
 Purchases of held-to-maturity securities                    (200,000)      (400,000)
                                                          -----------    -----------
  Net cash provided by (used in) investing activities       2,622,002       (456,876)
                                                          -----------    -----------

Cash flows from financing activities:
 Payments under term loan agreement                          (450,000)      (450,000)
 Cash dividends paid                                         (173,904)      (174,084)
                                                          -----------    -----------
  Net cash used in financing activities                      (623,904)      (624,084)
                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents        2,756,197       (730,236)
Cash and cash equivalents at beginning of period            2,204,430      4,692,999
                                                          -----------    -----------
Cash and cash equivalents at end of period                $ 4,960,627    $ 3,962,763
                                                          ===========    ===========



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year.

3. The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:




                                              Fastener         Equipment           Other        Consolidated
                                             -----------      -----------       ----------     --------------
Three Months Ended March 31, 2003:
Net sales and lease revenue                  $ 8,360,151      $ 1,876,312       $        --     $ 10,236,463

Depreciation                                     370,696           40,101            52,521          463,318

Segment profit                                 1,003,112          443,455                --        1,446,567
Selling and administrative expenses                                                 747,540          747,540
Interest expense                                                                      9,585            9,585
Interest income                                                                     (19,799)         (19,799)
                                                                                                ------------
Income before income taxes                                                                           709,241
                                                                                                ------------

Capital expenditures                              71,881           10,417                --           82,298


Segment assets:
 Accounts receivable, net                      4,468,032          880,452                --        5,348,484
 Inventory                                     4,123,346        2,310,311                --        6,433,657
 Property, plant and equipment, net            9,755,512        1,501,276         1,144,390       12,401,178
 Other assets                                         --               --         6,274,140        6,274,140
                                                                                                ------------
                                                                                                  30,457,459
                                                                                                ------------
Three Months Ended March 31, 2002:
Net sales and lease revenue                  $ 8,639,317      $ 1,813,009       $      --       $ 10,452,326

Depreciation                                     369,359           58,769            55,884          484,012

Segment profit                                 1,198,107          472,574                --        1,670,681
Selling and administrative expenses                                                 721,147          721,147
Interest expense                                                                     24,374           24,374
Interest income                                                                     (21,956)         (21,956)
                                                                                                ------------
Income before income taxes                                                                           947,116
                                                                                                ------------

Capital expenditures                             104,327               --                --          104,327

Segment assets:
 Accounts receivable, net                      4,386,103          916,045                --        5,302,148
 Inventory                                     4,020,607        2,462,483                --        6,483,090
 Property, plant and equipment, net           10,476,762        1,677,240         1,283,255       13,437,257
 Other assets                                         --               --         5,500,664        5,500,664
                                                                                                ------------
                                                                                                  30,723,159
                                                                                                ------------

                           CHICAGO RIVET & MACHINE CO.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


         The recent quarter was more difficult than anticipated. The quarter began with an increase in revenues compared with the prior year, building expectations for a good start to 2003. Unfortunately, conditions changed abruptly as our major customers reduced, or delayed, orders as the quarter progressed. Revenues for the quarter amounted to $10,236,463, which is a decrease of approximately 2% compared to the first quarter of 2002. Revenues within the assembly equipment segment increased slightly, but that gain was more than offset by the decline in revenues within the fastener segment.

         The increase in volumes within the assembly equipment segment helped to offset higher costs incurred for labor, raw material, health insurance and utilities. As a result, gross margins within this segment were essentially unchanged from one year ago. However, within the fastener segment, gross margins declined, compared to the first quarter of last year, not only due to the decrease in volume, but also due to significant increases in labor expense and increases in the cost of employee health insurance, the cost of utilities, and higher repair expense. The higher labor costs were due to the combination of higher wage rates compared to the prior year and reduced labor efficiencies as a result of our inability to reduce labor hours as quickly as demand declined, particularly in the latter part of the quarter. First quarter selling and administrative expenses increased modestly during 2003 compared to the first quarter of 2002, due to increased payroll and fringe benefit costs. As a result, net income for the first quarter of 2003 fell to $465,241, or $.48 per share on 966,132 shares outstanding, compared to $625,116, or $.65 per share on 967,132 shares outstanding during the first quarter of 2002.

         During the quarter, the accounts receivable balance increased due to comparatively higher volume of sales recorded during the first quarter, compared with the fourth quarter. The accounts receivable balance as of March 31 was comparable to the balance at the end of the first quarter of 2002. Inventory levels, as of March 31, 2003, are somewhat higher than anticipated, due in part to the reduction in customer shipping schedules that occurred in the latter portion of the first quarter. Our production schedules have been adjusted to compensate and we expect that inventory levels will decline during the second quarter. At March 31, the balance due on the term note was $1.18 million, and the average interest rate was 2.1%. The Company also has a $1.0 million line of credit available through Bank of America. There is no charge for this facility until it is utilized. We believe that current cash, cash equivalents and the available credit facility will be sufficient to provide adequate working capital to meet the Company's needs for the foreseeable future.

         Our markets continue to be extremely competitive and demand continues to be constrained by the lingering weakness that has characterized the manufacturing sector of the domestic economy for quite some time. We have taken action to reduce labor costs, and we continue to pursue every opportunity to secure new business. However, until there is sustained improvement within the overall manufacturing sector, our margins will continue to be constrained by lower than ideal levels of operation and by continued downward pressure on the price of our products. In the interim, we will continue to focus our efforts on controlling costs, improving profitability and obtaining new business.

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

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of March 31, 2003, $1.18 million of floating-rate debt was exposed to changes in interest rates compared to $1.63 million as of December 31, 2002. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.


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

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                99.1 Interim Report to Shareholders for the quarter ended March 31, 2003.
                99.2 Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                99.3 Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the current period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CHICAGO RIVET & MACHINE CO.
                                         ---------------------------------------
                                                    (Registrant)

Date:  May 5, 2003
                                         /s/  John A. Morrissey
                                         ---------------------------------------
                                         John A. Morrissey
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer


Date:  May 5, 2003
                                         /s/   John C. Osterman
                                         ---------------------------------------
                                         John C. Osterman
                                         President, Chief Operating
                                         Officer and Treasurer
                                         (Principal Financial Officer)


Date:  May 5, 2003

                                         /s/   Michael J. Bourg
                                         ---------------------------------------
                                         Michael J. Bourg
                                         Controller (Principal Accounting
                                         Officer)

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


       Date: May 5, 2003                  /s/ John A. Morrissey
             -----------                  ----------------------
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


       Date:  May 5, 2003                          /s/ John C. Osterman
              -----------                          --------------------
                                                   John C. Osterman
                                                   President/Treasurer

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS

Exhibit
Number                                                                                Page
                                                                                      ----
  99.1      Interim Report to Shareholders for the quarter ended March 31, 2003      16-17

  99.2      Certification of CEO Pursuant to 18 U.S.C. Section 1350,as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                   18

  99.3      Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                   19