Form 10-Q
period 2003-06-30
CHICAGO RIVET & MACHINE CO
filed 2003-08-05
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

For the transition period from        to
                               ------    ------

                          Commission file number 0-1227

                           Chicago Rivet & Machine Co.
             (Exact Name of Registrant as Specified in Its Charter)

                      Illinois                            36-0904920
            (State or Other Jurisdiction               (I.R.S. Employer
         of Incorporation or Organization)            Identification No.)


      901 Frontenac Road, Naperville, Illinois              60563
      (Address of Principal Executive Offices)            (Zip Code)


Registrant's Telephone Number, Including Area Code (630) 357-8500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    --------

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes           No X
                                                --------

     As of June 30, 2003, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                                 Page
         Consolidated Balance Sheets at June 30, 2003
                   and December 31, 2002                                           2-3

         Consolidated Statements of Operations for the Three
                   and Six Months Ended June 30, 2003 and 2002                       4

         Consolidated Statements of Retained Earnings for the
                   Six Months Ended June 30, 2003 and 2002                           5

         Consolidated Statements of Cash Flows for the Six
                   Months Ended June 30, 2003 and 2002                               6

         Notes to the Consolidated Financial Statements                            7-9

         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                           10-11

         Quantitative and Qualitative Information About Market Risk                 12

         Controls and Procedures                                                    12

PART II.    OTHER INFORMATION                                                    13-21

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002


                                                          June 30,       December 31,
                                                            2003             2002
                                                        -----------      ------------
                                                        (Unaudited)
                                     Assets
Current Assets:
 Cash and cash equivalents                              $ 4,567,684      $ 2,204,430
 Certificates of deposit                                    455,000        3,157,733
 Accounts receivable - net of allowances                  5,681,090        4,994,697
 Inventories:
  Raw materials                                           1,378,323        1,636,216
  Work in process                                         1,891,758        1,818,106
  Finished goods                                          2,512,913        2,635,619
                                                        -----------      -----------
 Total inventories                                        5,782,994        6,089,941
                                                        -----------      -----------

 Deferred income taxes                                      564,191          581,191
 Other current assets                                       184,029          277,983
                                                        -----------      -----------
Total current assets                                     17,234,988       17,305,975
                                                        -----------      -----------

Property, Plant and Equipment:
   Land and improvements                                  1,010,595        1,010,595
   Buildings and improvements                             5,748,125        5,743,325
   Production equipment, leased machines and other       27,815,792       27,774,278
                                                        -----------      -----------
                                                         34,574,512       34,528,198
   Less accumulated depreciation                         22,571,185       21,746,000
                                                        -----------      -----------
Net property, plant and equipment                        12,003,327       12,782,198
                                                        -----------      -----------
Total assets                                            $29,238,315      $30,088,173
                                                        ===========      ===========

----------

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 2003 and December 31, 2002


                                                                 June 30,            December 31,
                                                                   2003                  2002
                                                               ------------          ------------
                                                                (Unaudited)
                      Liabilities and Shareholders' Equity

Current Liabilities:
 Note payable                                                  $    732,760          $  1,632,760
 Accounts payable                                                 1,453,365             1,121,195
 Accrued wages and salaries                                         832,735               795,920
 Contributions due profit sharing plan                              155,986               435,542
 Other accrued expenses                                             434,825               397,634
 Federal and state income taxes payable                             (85,258)               48,742
                                                               ------------          ------------
Total current liabilities                                         3,524,413             4,431,793
                                                               ------------          ------------
Deferred income taxes                                             1,507,275             1,547,275
                                                               ------------          ------------
Total liabilities                                                 5,031,688             5,979,068
                                                               ------------          ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
 Preferred stock, no par value, 500,000 shares
  authorized: none outstanding                                           --                    --
 Common stock, $1.00 par value, 4,000,000 shares
  authorized: 1,138,096 shares issued                             1,138,096             1,138,096
 Additional paid-in capital                                         447,134               447,134
 Retained earnings                                               26,543,495            26,445,973
 Treasury stock, at cost, 171,964 shares                         (3,922,098)           (3,922,098)
                                                               ------------          ------------
Total shareholders' equity                                       24,206,627            24,109,105
                                                               ------------          ------------
Total liabilities and shareholders' equity                     $ 29,238,315          $ 30,088,173
                                                               ============          ============

----------

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)


                                               Three Months Ended                      Six Months Ended
                                                    June 30,                               June 30,
                                         -------------------------------       -------------------------------
                                             2003               2002               2003               2002
                                         ------------       ------------       ------------       ------------
Net sales                                $  9,966,997       $ 12,388,292       $ 20,156,255       $ 22,786,428
Lease revenue                                  38,947             49,564             86,152            103,754
                                         ------------       ------------       ------------       ------------
                                           10,005,944         12,437,856         20,242,407         22,890,182
Cost of goods sold and costs
 related to lease revenue                   8,076,311          9,321,633         15,927,245         17,198,154
                                         ------------       ------------       ------------       ------------

Gross profit                                1,929,633          3,116,223          4,315,162          5,692,028
Selling and administrative expenses         1,614,924          1,760,364          3,309,601          3,415,087
                                         ------------       ------------       ------------       ------------
                                              314,709          1,355,859          1,005,561          2,276,941
Other income and expenses:
 Interest income                               19,066             19,808             38,865             41,764
 Interest expense                              (6,652)           (21,401)           (16,237)           (45,775)
 Gain from disposal of equipment                1,199              4,606              5,499             29,183
 Other income, net of other expense             4,299             11,717              8,174             15,592
                                         ------------       ------------       ------------       ------------

Income before income taxes                    332,621          1,370,589          1,041,862          2,317,705
Provision for income taxes                    111,000            468,000            355,000            790,000
                                         ------------       ------------       ------------       ------------
Net income                               $    221,621       $    902,589       $    686,862       $  1,527,705
                                         ============       ============       ============       ============

Average common shares outstanding             966,132            966,768            966,132            966,949
                                         ============       ============       ============       ============
Per share data:
 Net income per share                    $       0.23       $       0.93       $       0.71       $       1.58
                                         ============       ============       ============       ============
 Cash dividends declared per share       $       0.18       $       0.18       $       0.61       $       0.51
                                         ============       ============       ============       ============

----------

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)


                                                                    2003                  2002
                                                                ------------          ------------
Retained earnings at beginning of period                        $ 26,445,973          $ 24,682,816

Net income for the six months ended                                  686,862             1,527,705

Cash dividends declared in the period,
 $.61 and $.51 per share in 2003 and 2002, respectively             (589,340)             (493,111)
                                                                ------------          ------------
Retained earnings at end of period                              $ 26,543,495          $ 25,717,410
                                                                ============          ============

----------

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2003 and 2002
                                  (Unaudited)


                                                                2003                 2002
                                                             -----------          -----------
Cash flows from operating activities:
Net income                                                   $   686,862          $ 1,527,705
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                                    926,032              956,990
 Net gain on the sale of properties                               (5,499)             (29,183)
 Deferred income taxes                                           (23,000)              25,000
 Changes in operating assets and liabilities:
  Accounts receivable, net                                      (686,393)          (2,171,632)
  Inventories                                                    306,947              380,962
  Other current assets                                            93,954              (57,202)
  Accounts payable                                               332,170              453,770
  Accrued wages and salaries                                      36,815              227,970
  Accrued profit sharing                                        (279,556)             (40,000)
  Other accrued expenses                                          37,191              134,297
  Income taxes payable                                          (134,000)              55,000
                                                             -----------          -----------
  Net cash provided by operating activities                    1,291,523            1,463,677
                                                             -----------          -----------

Cash flows from investing activities:
 Capital expenditures                                           (147,161)            (488,728)
 Proceeds from the sale of properties                              5,499               35,070
 Proceeds from held-to-maturity securities                     3,057,733              327,882
 Purchases of held-to-maturity securities                       (355,000)            (907,733)
                                                             -----------          -----------
 Net cash provided by (used in) investing activities           2,561,071           (1,033,509)
                                                             -----------          -----------

Cash flows from financing activities:
 Payments under term loan agreement                             (900,000)            (900,000)
 Purchase of treasury stock                                           --              (26,976)
 Cash dividends paid                                            (589,340)            (493,111)
                                                             -----------          -----------
 Net cash used in financing activities                        (1,489,340)          (1,420,087)
                                                             -----------          -----------

Net increase (decrease) in cash and cash equivalents           2,363,254             (989,919)
Cash and cash equivalents at beginning of period               2,204,430            4,692,999
                                                             -----------          -----------
Cash and cash equivalents at end of period                   $ 4,567,684          $ 3,703,080
                                                             ===========          ===========

----------

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2003 are not necessarily indicative of the results to be expected for the year.

3. The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

4. The Company is, from time to time, involved in litigation, in the normal course of business. While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company's financial position.

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                                       Assembly
                                                   Fastener            Equipment              Other              Consolidated
                                                 ------------         ------------         ------------          ------------
Three Months Ended June 30, 2003:
Net sales and lease revenue                      $  7,933,029         $  2,072,915         $         --          $ 10,005,944

Depreciation                                          370,130               40,063               52,521               462,714

Segment profit                                        486,869              549,771                   --             1,036,640
Selling and administrative expenses                                                             716,433               716,433
Interest expense                                                                                  6,652                 6,652
Interest income                                                                                 (19,066)              (19,066)
                                                                                                                 ------------
Income before income taxes                                                                                            332,621
                                                                                                                 ------------

Capital expenditures                                   59,746                3,594                1,523                64,863

Segment assets:
 Accounts receivable, net                           4,706,113              974,977                   --             5,681,090
 Inventory                                          3,592,843            2,190,151                   --             5,782,994
 Property, plant and equipment, net                 9,445,128            1,464,808            1,093,391            12,003,327
 Other assets                                              --                   --            5,770,904             5,770,904
                                                                                                                 ------------
                                                                                                                  29,238,315
                                                                                                                 ------------

Three Months Ended June 30, 2002:
Net sales and lease revenue                      $  9,739,161         $  2,698,695         $         --          $ 12,437,856

Depreciation                                          362,904               53,044               57,030               472,978

Segment profit                                      1,269,534              851,619                   --             2,121,153
Selling and administrative expenses                                                             748,971               748,971
Interest expense                                                                                 21,401                21,401
Interest income                                                                                 (19,808)              (19,808)
                                                                                                                 ------------
Income before income taxes                                                                                          1,370,589
                                                                                                                 ------------

Capital expenditures                                  307,290                1,940               75,171               384,401

Segment assets:
 Accounts receivable, net                           4,954,866            1,211,914                   --             6,166,780
 Inventory                                          3,517,565            2,152,141                   --             5,669,706
 Property, plant and equipment, net                10,417,648            1,625,342            1,301,396            13,344,386
 Other assets                                              --                   --            5,460,796             5,460,796
                                                                                                                 ------------
                                                                                                                   30,641,668
                                                                                                                 ------------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                           Assembly
                                          Fastener         Equipment           Other         Consolidated
                                        ------------      ------------      ------------     ------------
Six Months Ended June 30, 2003:
Net sales and lease revenue             $ 16,293,180      $  3,949,227      $         --     $ 20,242,407

Depreciation                                 740,826            80,164           105,042          926,032

Segment profit                             1,489,981           993,226                --        2,483,207
Selling and administrative expenses                                            1,463,973        1,463,973
Interest expense                                                                  16,237           16,237
Interest income                                                                  (38,865)         (38,865)
                                                                                             ------------
Income before income taxes                                                                      1,041,862
                                                                                             ------------
Capital expenditures                         131,627            14,011             1,523          147,161

Six Months Ended June 30, 2002:
Net sales and lease revenue             $ 18,378,478      $  4,511,704      $         --     $ 22,890,182

Depreciation                                 732,263           111,813           112,914          956,990

Segment profit                             2,467,641         1,324,193                --        3,791,834
Selling and administrative expenses                                            1,470,118        1,470,118
Interest expense                                                                  45,775           45,775
Interest income                                                                  (41,764)         (41,764)
                                                                                             ------------
Income before income taxes                                                                      2,317,705
                                                                                             ------------
Capital expenditures                         411,617             1,940            75,171          488,728

                              CHICAGO RIVET & MACHINE CO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results for the quarter ended June 30, 2003 were disappointing. Weak demand continued to characterize our markets and the resulting decline in revenues was the primary factor contributing to the decline in operating income during the quarter and the first half of the year. As discussed below, conditions within our operating segments diverged somewhat during the quarter. The assembly equipment segment remained at relatively steady, albeit weak, levels while activity within the fastener segment was erratic and difficult to forecast.

         As previously reported, during the second quarter of 2002, the assembly equipment segment benefited from a large order from a single customer. We did not enjoy a similar order in 2003, and the absence of such an order is the primary reason for the year to year decline in revenues in both the second quarter and the first six months. While we are not satisfied with the current level of activity in this segment, we do not anticipate a change until activity, particularly capital spending, within the manufacturing portion of the economy shows sustained improvement. Since conditions have been fairly consistent within this segment, we have been successful in implementing cost reduction measures that have been proportional to changes in volume. As a result, with the exception of an increase in the cost of employee health insurance, the change in gross margins within this segment is directly attributable to the change in volume.

         Second quarter 2003 fastener segment revenues of $7,933,029 were 18% lower than those recorded during the second quarter of 2002. On a year to date basis, 2003 revenues within the fastener segment amount to $16,293,180, which is a decline of 11% compared with the first six months of 2002. Within the fastener segment, the sudden decline in activity that began late in the first quarter seemed to abate in April, but activity slumped again in May and June. North American automobile production during the second quarter of 2003 was more than 8% lower than during the same period of 2002. Production levels for domestic nameplates, which represent our largest market, were over 11% lower in the second quarter of 2003, compared to the second quarter of 2002. In addition, our revenues were adversely impacted by the loss of some business due to our inability to meet price concessions demanded by certain customers and by the phase-out of certain parts in connection with model year changes. We have been awarded new parts in connection with the new model year, but production of these new parts will not reach full volume until later in the year. Nevertheless, during the second quarter, we incurred higher than normal tooling expense in connection with the development of these parts.

         In response to lower volumes, we have focused on cost reductions and, with the exception of two areas, we have been successful in reducing manufacturing costs in a manner proportional with the change in business levels. One exception is the cost of employee health insurance, which has increased substantially compared to last year. The other exception is labor costs. While we have made some reductions in hours and staffing levels, the recent inconsistency in demand caused us to hesitate to make widespread reductions, because our workforce has specialized skills and the investment in training is very high, and, we did not expect the reduction in fastener demand to be as severe or as prolonged as it has been this year. Clearly, our position with respect to our workforce will have to be re-evaluated if demand does not improve.

         Selling and administrative expenses declined approximately $145,000 during the second quarter of 2003, compared with the second quarter of 2002. The reduction is primarily due to lower commission and profit sharing expense.

         During the second quarter, the accounts receivable balance increased slightly, reflecting the fact that more customers are delaying payments beyond historical terms. Although sales have declined, we were successful in reducing inventory levels during the second quarter of 2003. At June 30, 2003, the balance due on the term note was $732,760 and the effective interest rate was 2%. This note is scheduled to be paid in full in December 2003. The Company also has a $1.0 million line of credit available through Bank of America, NA. There is no charge for this facility unless it is utilized. We believe that the Company's current cash, cash equivalents and the available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

         Looking ahead, we remain concerned because conditions within the manufacturing sector of the economy have not yet responded to the various stimuli designed to engineer a widespread economic recovery. Our markets continue to be highly competitive, and our major customers continue to exert downward pressure on prices and margins. Late in the second quarter, we were favored with a number of orders for assembly equipment. While we are pleased to have the orders, they were primarily from a handful of customers within a very specific industry, and thus, we do not believe they represent the beginning of a widespread improvement. Similarly, within the fastener segment, we have received orders for a variety of new parts from our automotive customers and expect to begin shipping in the third quarter. However, we cannot be certain that this new business will be sufficient to restore revenue to last year's levels. We recognize that recent results are not satisfactory. While we continue to solicit new business, we are closely monitoring our operations and are prepared to make adjustments as conditions dictate.

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

                           CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of June 30, 2003, $732,760 of floating-rate debt was exposed to changes in interest rates compared to $1,632,760 as of December 31, 2002. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.

                             CONTROLS AND PROCEDURES

         (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 13, 2003. The only proposal voted upon was the election of seven directors for a term ending at the Annual Meeting in 2004. The seven persons nominated by the Company's Board of Directors received the following votes and were elected:

                  NAME                     VOTES FOR               VOTES WITHHELD
                  ----                     ---------               --------------
         Edward L. Chott                    904,549                    34,877
         Nirendu Dhar                       903,088                    36,133
         William T. Divane, Jr.             905,066                    34,557
         John R. Madden                     904,717                    34,757
         John A. Morrissey                  902,733                    36,557
         Walter W. Morrissey                905,040                    34,577
         John C. Osterman                   905,068                    34,557


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

         31       Rule 13a-14(a) or 15d-14(a) Certifications

         31.1 Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32       Section 1350 Certifications

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Interim Report to Shareholders for the quarter ended June 30,
                  2003.

          (b)     Reports on Form 8-K

                  Current Report on Form 8-K, Item 12, Results of Operations and Financial Condition, dated May 2, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHICAGO RIVET & MACHINE CO.
                                        -------------------------------------
                                                 (Registrant)

Date:  August 5, 2003
                                        /s/ John A. Morrissey
                                        -------------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                           and Chief Executive Officer

Date:  August 5, 2003
                                        /s/ John C. Osterman
                                        -------------------------------------
                                        John C. Osterman
                                        President, Chief Operating
                                          Officer and Treasurer
                                          (Principal Financial Officer)


Date:  August 5, 2003

                                        /s/ Michael J. Bourg
                                        -------------------------------------
                                        Michael J. Bourg
                                        Controller (Principal Accounting
                                          Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS


Exhibit
Number                                                                                       Page
-------                                                                                     ------
  31       Rule 13a-14(a) or 15d-14(a) Certifications

  31.1     Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
              Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002               16

  31.2     Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
              Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002               17

  32       Section 1350 Certifications

  32.1     Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               18

  32.2     Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               19

  99.1     Interim Report to Shareholders for the quarter ended June 30, 2003            20 - 21