Form 10-Q
period 2003-09-30
CHICAGO RIVET & MACHINE CO
filed 2003-11-07
CIK 19871

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -----------


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Registrant's Telephone Number, Including Area Code (630) 357-8500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----       -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes   X     No
                                                  -----       -----

     As of September 30, 2003, 966,132 shares of the registrant's common stock were outstanding.

                          CHICAGO RIVET & MACHINE CO.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                              Page
         Consolidated Balance Sheets at September 30, 2003
                and December 31, 2002                                        2-3


         Consolidated Statements of Operations for the Three and Nine
                Months Ended September 30, 2003 and 2002                       4

         Consolidated Statements of Retained Earnings for the Nine
                Months Ended September 30, 2003 and 2002                       5

         Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2003 and 2002                              6

         Notes to the Consolidated Financial Statements                      7-9

         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           10

         Quantitative and Qualitative Information About Market Risk           11

         Controls and Procedures                                              11

PART II. OTHER INFORMATION                                                 12-20

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002


                                                   September 30,    December 31,
                                                        2003           2002
                                                    -----------     -----------
                                                    (Unaudited)
                        Assets
Current Assets:
  Cash and cash equivalents                         $ 4,977,002     $ 2,204,430
  Certificates of deposit                               455,000       3,157,733
  Accounts receivable - net of allowances             5,335,394       4,994,697
  Inventories:
    Raw materials                                     1,181,330       1,636,216
    Work in process                                   1,807,370       1,818,106
    Finished goods                                    2,460,928       2,635,619
                                                    -----------     -----------
  Total inventories                                   5,449,628       6,089,941
                                                    -----------     -----------

  Deferred income taxes                                 564,191         581,191
  Other current assets                                  278,223         277,983
                                                    -----------     -----------

Total current assets                                 17,059,438      17,305,975
                                                    -----------     -----------

Property, Plant and Equipment:
  Land and improvements                               1,015,635       1,010,595
  Buildings and improvements                          5,763,570       5,743,325
  Production equipment, leased machines and other    28,036,758      27,774,278
                                                    -----------     -----------
                                                     34,815,963      34,528,198
  Less accumulated depreciation                      22,994,726      21,746,000
                                                    -----------     -----------
Net property, plant and equipment                    11,821,237      12,782,198
                                                    -----------     -----------
Total assets                                        $28,880,675     $30,088,173
                                                    ===========     ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                    September 30, 2003 and December 31, 2002


                                                      September 30,     December 31,
                                                          2003             2002
                                                      ------------      ------------
                                                      (Unaudited)
         Liabilities and Shareholders' Equity

Current Liabilities:
  Note payable                                        $    282,760      $  1,632,760
  Accounts payable                                       1,433,759         1,121,195
  Accrued wages and salaries                             1,087,964           795,920
  Contributions due profit sharing plan                    214,986           435,542
  Other accrued expenses                                   315,778           446,376
                                                      ------------      ------------
Total current liabilities                                3,335,247         4,431,793

Deferred income taxes                                    1,507,275         1,547,275
                                                      ------------      ------------

Total liabilities                                        4,842,522         5,979,068
                                                      ------------      ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                                --                --
  Common stock, $1.00 par value, 4,000,000 shares
  authorized: 1,138,096 shares issued                    1,138,096         1,138,096
  Additional paid-in capital                               447,134           447,134
  Retained earnings                                     26,375,021        26,445,973
  Treasury stock, at cost, 171,964 shares               (3,922,098)       (3,922,098)
                                                      ------------      ------------
Total shareholders' equity                              24,038,153        24,109,105
                                                      ------------      ------------
Total liabilities and shareholders' equity            $ 28,880,675      $ 30,088,173
                                                      ============      ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
        For the Three and Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)


                                              Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                         ------------------------------      ------------------------------
                                             2003              2002              2003              2002
                                         ------------      ------------      ------------      ------------
Net sales                                $  8,793,772      $  9,784,409      $ 28,950,027      $ 32,570,837
Lease revenue                                  37,970            47,603           124,122           151,357
                                         ------------      ------------      ------------      ------------
                                            8,831,742         9,832,012        29,074,149        32,722,194
Cost of goods sold and costs
  related to lease revenue                  7,292,570         7,551,109        23,219,815        24,749,263
                                         ------------      ------------      ------------      ------------
Gross profit                                1,539,172         2,280,903         5,854,334         7,972,931
Selling and administrative expenses         1,558,777         1,622,289         4,868,378         5,037,376
                                         ------------      ------------      ------------      ------------
                                              (19,605)          658,614           985,956         2,935,555
Other income and expenses:
  Interest income                              18,052            22,116            56,917            63,880
  Interest expense                             (4,318)          (18,953)          (20,555)          (64,728)
  Gain from disposal of equipment              10,635               954            16,134            30,137
  Other income, net of other expense            3,667            (3,716)           11,841            11,876
                                         ------------      ------------      ------------      ------------

Income before income taxes                      8,431           659,015         1,050,293         2,976,720
Provision for income taxes                      3,000           224,000           358,000         1,014,000
                                         ------------      ------------      ------------      ------------

Net income                               $      5,431      $    435,015      $    692,293      $  1,962,720
                                         ============      ============      ============      ============
Average common shares outstanding             966,132           966,132           966,132           966,674
                                         ============      ============      ============      ============
Per share data:
  Net income per share                   $       0.01      $       0.45      $       0.72      $       2.03
                                         ============      ============      ============      ============
  Cash dividends declared per share      $       0.18      $       0.18      $       0.79      $       0.69
                                         ============      ============      ============      ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
             For the Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)


                                                    2003              2002
                                                ------------      ------------
Retained earnings at beginning of period        $ 26,445,973      $ 24,682,816

Net income for the nine months ended                 692,293         1,962,720

Cash dividends declared in the period,
  $.79 and $.69 per share in 2003 and 2002,
  respectively                                     (763,245)         (667,015)
                                                ------------      ------------
Retained earnings at end of period              $ 26,375,021      $ 25,978,521
                                                ============      ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2003 and 2002
                                  (Unaudited)


                                                               2003             2002
                                                           -----------      -----------
Cash flows from operating activities:
Net income                                                 $   692,293      $ 1,962,720
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                               1,388,491        1,431,829
  Net gain on the sale of properties                           (16,134)         (30,137)
  Deferred income taxes                                        (23,000)          82,000
  Changes in operating assets and liabilities:
    Accounts receivable, net                                  (340,697)      (1,916,883)
    Inventories                                                640,313          201,183
    Other current assets                                          (240)         (33,534)
    Accounts payable                                           312,564          587,400
    Accrued expenses                                           (59,110)         581,756
                                                           -----------      -----------
    Net cash provided by operating activities                2,594,480        2,866,334
                                                           -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                        (435,540)        (863,613)
  Proceeds from the sale of properties                          24,144           36,024
  Proceeds from held-to-maturity securities                  3,157,733          727,882
  Purchases of held-to-maturity securities                    (455,000)      (3,507,733)
                                                           -----------      -----------
  Net cash provided by (used in) investing activities        2,291,337       (3,607,440)
                                                           -----------      -----------
  Cash flows from financing activities:
    Payments under term loan agreement                      (1,350,000)      (1,350,000)
    Purchase of treasury stock                                      --          (26,976)
    Cash dividends paid                                       (763,245)        (667,015)
                                                           -----------      -----------
    Net cash used in financing activities                   (2,113,245)      (2,043,991)
                                                           -----------      -----------

  Net increase (decrease) in cash and cash equivalents       2,772,572       (2,785,097)
  Cash and cash equivalents at beginning of period           2,204,430        4,692,999
                                                           -----------      -----------
  Cash and cash equivalents at end of period               $ 4,977,002      $ 1,907,902
                                                           ===========      ===========



See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31,2002 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2003 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                               Assembly
                                             Fastener          Equipment           Other         Consolidated
                                           ------------      ------------      ------------     -------------
Three Months Ended September 30, 2003:
Net sales and lease revenue                $  7,130,290      $  1,701,452      $         --     $  8,831,742

Depreciation                                    370,131            39,807            52,521          462,459

Segment profit                                  342,670           305,913                --          648,583
Selling and administrative expenses                                                 653,886          653,886
Interest expense                                                                      4,318            4,318
Interest income                                                                     (18,052)         (18,052)
                                                                                                ------------
Income before income taxes                                                                             8,431
                                                                                                ------------
Capital expenditures                            271,717             4,117            12,545          288,379


Segment assets:
  Accounts receivable, net                    4,291,184         1,044,210                --        5,335,394
  Inventory                                   3,291,706         2,157,922                --        5,449,628
  Property, plant and equipment, net          9,346,714         1,421,108         1,053,415       11,821,237
  Other assets                                       --                --         6,274,416        6,274,416
                                                                                                ------------
                                                                                                  28,880,675
                                                                                                ------------

Three Months Ended September 30, 2002:
Net sales and lease revenue                $  8,027,233      $  1,804,779      $         --     $  9,832,012

Depreciation                                    365,003            52,914            56,922          474,839

Segment profit                                  914,036           452,900                --        1,366,936
Selling and administrative expenses                                                 711,084          711,084
Interest expense                                                                     18,953           18,953
Interest income                                                                     (22,116)         (22,116)
                                                                                                ------------
Income before income taxes                                                                           659,015
                                                                                                ------------

Capital expenditures                            363,379            11,506                --          374,885

Segment assets:
  Accounts receivable, net                    4,680,485         1,231,546                --        5,912,031
  Inventory                                   3,691,359         2,158,126                --        5,849,485
  Property, plant and equipment, net         10,416,025         1,583,933         1,244,474       13,244,432
  Other assets                                       --                --         5,841,950        5,841,950
                                                                                                ------------
                                                                                                  30,847,898
                                                                                                ------------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



                                                              Assembly
                                            Fastener         Equipment           Other         Consolidated
                                          ------------      ------------      ------------     ------------
Nine Months Ended September 30, 2003:
Net sales and lease revenue               $ 23,423,470      $  5,650,679      $         --     $ 29,074,149

Depreciation                                 1,110,957           119,971           157,563        1,388,491

Segment profit                               1,832,651         1,299,139                --        3,131,790
Selling and administrative expenses                                               2,117,859       2,117,859
Interest expense                                                                     20,555          20,555
Interest income                                                                     (56,917)        (56,917)
                                                                                               ------------
Income before income taxes                                                                        1,050,293
                                                                                               ------------

Capital expenditures                           403,344            18,128            14,068          435,540

Nine Months Ended September 30, 2002:
Net sales and lease revenue               $ 26,405,711      $  6,316,483      $         --     $ 32,722,194

Depreciation                                 1,097,266           164,727           169,836        1,431,829

Segment profit                               3,381,677         1,777,093                --        5,158,770
Selling and administrative expenses                                              2,181,202        2,181,202
Interest expense                                                                    64,728           64,728
Interest income                                                                    (63,880)         (63,880)
                                                                                               ------------
Income before income taxes                                                                        2,976,720
                                                                                               ------------

Capital expenditures                           774,996            13,446            75,171          863,613

                          CHICAGO RIVET & MACHINE CO.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Results for the third quarter were very disappointing. Although economic conditions have improved in many sectors, manufacturing in general, and our markets in particular, continue to be quite weak. The lack of capital spending is reflected in our equipment segment revenues, which continue to trail the prior year's anemic levels. Traditionally, third quarter revenues are somewhat lower than other quarters due to the impact of vacation schedules at our facilities as well as at those of our customers. Net sales and lease revenues for the third quarter of 2003 amounted to $8,831,742, which is a decline of 10.2% compared to the same period of 2002. For the third quarter of 2003, fastener segment revenues amounted to $7,130,290, which is a decline of 11.2% compared to the third quarter of 2002. Revenues within the assembly equipment segment, for the third quarter of 2003, declined 5.7% compared to the third quarter of 2002 and amounted to $1,701,452. On a year-to-date basis, 2003 revenues within the fastener segment totaled $23,423,470, a decline of 11.3% compared with the first nine months of 2002, while revenues within the assembly equipment segment amounted to $5,650,679, which is a decline of 10.5% compared to the year earlier period.

         The overriding factor adversely affecting margins continues to be lower volumes. In addition, fastener segment profitability during the third quarter of 2003 was negatively affected by higher costs for health insurance, certain tooling costs and variable labor and fixed overhead costs that were not reduced in proportion to the decline in sales. Third quarter margins within the assembly equipment segment were also adversely affected by higher costs for health insurance and slightly higher labor costs attributable to inefficiencies related to lower volumes. In the near term, while we expect that costs for health insurance and tooling will remain at, or near, current levels, during the fourth quarter, further action has been taken to reduce labor costs through a reduction in employment levels.

           Selling and administrative expenses for both the current quarter and the first nine months of 2003 are lower than the corresponding periods in 2002 as higher costs for health insurance were more than offset by lower commission expense and lower profit sharing expense.

         During the third quarter, the accounts receivable balance decreased, compared with the second quarter, by approximately $346,000, primarily due to the lower sales generated during the third quarter of 2003. Inventory levels also declined during the quarter, reflecting successful efforts to adjust inventories to the lower level of operations. At September 30, 2003, the balance due on the term note was $282,760 and the effective interest rate was 1.9%. This note is scheduled to be paid in full in December 2003. The Company also has a $1.0 million line of credit available through Bank of America, NA. There is no charge for this facility unless utilized. We believe that the Company's current cash, cash equivalents and the available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

         Clearly, third quarter results were unsatisfactory. Our sales volume was insufficient to cover our costs based upon the structure in place. We continue to solicit new business and have enjoyed some recent success in the fastener segment, but those gains have not fully offset the specific products lost to design changes and to certain competitive situations. We anticipate that we can continue to capture new specialty cold-headed parts in the coming months, but we also recognize margins will remain under pressure as our customers continue to take advantage of excess supply capacity in the industry and press for additional price reductions. The market for assembly equipment remains very soft, and we do not foresee any significant improvement in the near term. Early in the fourth quarter, we began to make reductions in our workforce and anticipate further reductions before year-end, as we adapt to what now appears to be a smaller market for machinery and standard fasteners.

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

                          CHICAGO RIVET & MACHINE CO.

           QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         Over time, the Company is exposed to market risks arising from changes in interest rates. The Company has not historically used derivative financial instruments. As of September 30, 2003, $282,760 of floating-rate debt was exposed to changes in interest rates compared to $1,632,760 as of December 31, 2002. This exposure was primarily linked to the London Inter-Bank Offering Rate and the lender's prime rate under the Company's term loan. A hypothetical 10% change in these rates would not have had a material effect on the Company's quarterly earnings.


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

         99.1 Interim Report to Shareholders for the quarter ended September 30, 2003.

          (b)  Reports on Form 8-K
                  Current Report on Form 8-K, Item 12, Results of Operations
                     and Financial Condition, dated August 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CHICAGO RIVET & MACHINE CO.
                                            ------------------------------------
                                                    (Registrant)

Date:  November 7, 2003
                                            /s/ John A. Morrissey
                                            ------------------------------------
                                            John A. Morrissey
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer


Date:  November 7, 2003
                                            /s/ John C. Osterman
                                            ------------------------------------
                                            John C. Osterman
                                            President, Chief Operating
                                            Officer and Treasurer
                                            (Principal Financial Officer)


Date:  November 7, 2003

                                            /s/ Michael J. Bourg
                                            ------------------------------------
                                            Michael J. Bourg
                                            Controller (Principal Accounting
                                            Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                         Page
31       Rule 13a-14(a) or 15d-14(a) Certifications

31.1     Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002                                                           15

31.2     Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
               Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002                                                           16

32       Section 1350 Certifications

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002                                                       17

32.2      Certification Pursuant to 18 U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002                                                       18

99.1       Interim Report to Shareholders for the quarter ended
               September 30, 2003                                           19 - 20
