Form 10-K
period 2003-12-31
CHICAGO RIVET & MACHINE CO
filed 2004-03-29
CIK 19871

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

            For the fiscal year ended December 31, 2003
                                OR

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

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.    X

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12B-2).  YES ____               NO  X

     THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2003 WAS $20,624,997.

 AS OF FEBRUARY 16, 2004, 966,132 SHARES OF THE REGISTRANT'S COMMON STOCK WERE
                                  OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2003 (THE "2003 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2004 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 2003

Item                                                                           Page
 No.                                                                            No.
----                                                                           ----
                                     Part I

1.       Business                                                               3
2.       Properties                                                             4
3.       Legal Proceedings                                                      4
4.       Submission of Matters to a Vote of Security Holders                    4

                                     Part II

5.       Market for Registrant's Common Equity and Related
            Stockholder Matters                                                 6
6.       Selected Financial Data                                                6
7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              6
7a.      Quantitative and Qualitative Disclosures About Market Risk            11
8.       Financial Statements and Supplementary Data                           11
9.       Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                           11
9a.      Controls and Procedures                                               11

                                    Part III

10.      Directors and Executive Officers of the Registrant                    12
11.      Executive Compensation                                                12
12.      Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                         12
13.      Certain Relationships and Related Transactions                        12
14.      Principal Accountant Fees and Services                                13

                                     Part IV

15.      Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K                                                           13

                                     PART I

ITEM 1 - BUSINESS

         Chicago Rivet & Machine Co. (the Company) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations and segments see Note 10 of the financial statements which appears on page 10 of the Company's 2003 Annual Report to Shareholders. The 2003 Annual Report is filed as an exhibit to this report.

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

         The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2003, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to TI Group Automotive Systems Corporation accounted for approximately 13% of the Company's consolidated revenues in 2003, 18% in 2002 and 18% in 2001. Sales to Fisher & Company accounted for approximately 21%, 17% and 14% of the Company's consolidated revenues in 2003, 2002, and 2001, respectively. Sales to Purchased Parts Group accounted for approximately 10% of the Company's consolidated revenues in 2001.

         The Company's business has historically been stronger during the first half of the year.

         The Company purchases raw material from a number of sources, primarily within the United States. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. Beginning early in 2004, the cost of raw materials used in the manufacture of fasteners escalated sharply and some suppliers have indicated that global demand may constrain material availability.

         Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

         The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last three years were not material.

         At December 31, 2003, the Company employed 308 people.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

                      Executive Officers of the Registrant

         The names, ages and positions of all executive officers of the Company, as of March 26, 2004, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer                       Position               Years an Officer
-----------------------                       --------               ----------------
John A. Morrissey          68         Chairman, Chief                      23
                                       Executive Officer

John C. Osterman           52         President, Chief Operating           20
                                       Officer and Treasurer

Nirendu Dhar               62         General Manager,                      3
                                       H & L Tool Company, Inc.

Donald P. Long             52         Vice President-Sales                  9

Kimberly A. Kirhofer       45         Secretary                            13

Michael J. Bourg           41         Controller                            5


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

- Mr. Dhar has been employed as General Manager of the Company's subsidiary, H & L Tool Company, Inc., since 1996. Mr. Dhar was employed as Plant Manager and Chief Engineer of H & L Tool Company, Inc. prior to the Company's acquisition of H & L Tool Company for more than five years. He has been a director of the Company since May 2001.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND
 RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of December 31, 2003 there were approximately 310 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2003 Annual Report is incorporated herein by reference. The 2003 Annual Report is filed as an exhibit to this report. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends," for additional information about the Company's dividend policy.

ITEM 6 - SELECTED FINANCIAL DATA

         The section entitled "Selected Financial Data" which appears on page 11 of the 2003 Annual Report is incorporated herein by reference. The 2003 Annual Report is filed as an exhibit to this report.

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

RESULTS OF OPERATIONS

         The past year was extremely difficult for the Company. After a relatively auspicious start, which fostered an optimistic outlook for the balance of the year, our business weakened considerably as production of domestic automobiles trailed prior year levels and domestic manufacturing activity, in general, remained weak. In addition, our customers continued to demand price concessions, while simultaneously raising the bar with respect to quality and service requirements. In response to these conditions, we relied on the time-tested approach of cost containment and cost reductions. In retrospect, it is clear that these actions were insufficient to offset the combined impact of lower volumes, lower prices and increased service expectations.

2003 COMPARED TO 2002

         Reduced revenues were the dominant factor contributing to reduced margins within the fastener segment during 2003. Fastener segment revenues declined abruptly late in the first quarter and remained weak for the balance of the year. For the year 2003, fastener segment revenues declined 11.3% compared to 2002, totaling a disappointing $31,024,036. Reductions in North American production of domestic automobiles and trucks contributed to the weakness in our business as did continuing competitive pressures which contributed to the loss of some business, as we were unable to meet the price concessions demanded by certain customers. In addition, some high margin parts were lost in connection with design changes that accompanied the new model year. Reductions in manufacturing staff failed to keep pace with the decline in business activity, and the resultant inefficiencies are reflected in disproportionately higher labor costs in 2003, compared to 2002. In addition, margins were adversely affected by increases in the cost of employee health insurance and higher tooling expenses incurred in connection with the initial production of a variety of new parts.

         Within the assembly equipment segment, revenues declined 10.6% compared to 2002. As was the case in the fastener segment, lower volumes contributed to significantly reduced operating efficiencies that were manifested in disproportionately high labor and benefit costs compared with prior years. Other factors impacting margins within this segment were increases in the cost of raw materials, offset in part, by a decrease in depreciation expense.

         Selling and administrative expenses for 2003 were 5.9% below those for 2002. A $302,000 reduction in profit sharing expense was the largest single factor contributing to the decrease in this expense category, followed by reductions of $145,000 in bonus expense, and $96,000 in commission expense due to lower sales in the current year. These reductions were partially offset by a $74,000 expense related to an early retirement program and an increase in the cost of employee health insurance.

         Net interest income increased by approximately $45,000 during 2003, primarily as a result of lower interest expense related to lower balances on a note payable, which was paid in full in December.

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

         Gross margins within the fastener segment improved to 21.1% in 2002, compared with 19.9% recorded in 2001. This improvement was largely attributable to the effects of higher volumes and increases in efficiency associated with those higher volumes. A number of other factors impacted operations during the year. While we benefited from reductions in tooling costs, those savings were offset by increases in the cost of materials and by a substantial increase in the cost of employee health insurance.

         Activity levels within the assembly equipment segment remained well below historical levels. While revenues within the segment improved to $8,021,008 in 2002, compared with $7,738,868 in 2001, the change is attributable to a few large orders and not due to any significant improvement in the market for equipment, which remained adversely affected by a persistent decline in the broad manufacturing sector and the related restraint on capital spending. Nevertheless, gross margins within this segment improved to approximately 40% in 2002 compared with 35% for 2001. This improvement is primarily attributable to higher volumes and reduced labor expense.

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

DIVIDENDS

         In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends of $.18 per share during 2003. In addition, an extra dividend of $.25 per share was paid during the second quarter of 2003, bringing the total dividend distribution to $.97 per share. On February 16, 2004, your Board of Directors determined that an extra dividend would not be declared or paid in the second quarter of 2004; however, the Board did declare a regular quarterly dividend of $.18 per share, payable March 19, 2004 to shareholders of record on March 5, 2004. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 70 years.

PROPERTY, PLANT AND EQUIPMENT

         During 2003, capital expenditures amounted to $641,715, of which $535,268 was invested within the fastener segment, $89,379 was invested within the assembly equipment segment and the remainder was expended for building improvements that cannot be allocated between segments. Within the fastener segment, approximately $317,000 was invested in a new solvent based parts cleaning system. This system, installed during the second half of the year, is expected to yield reductions in supply and waste disposal costs. Other expenditures were approximately $92,000 for vehicles, including $68,000 for a new delivery truck; $32,000 for in-line wire drawing equipment; some $21,000 for equipment related to quality control; with the balance expended for smaller tools and equipment and building improvements. Within the assembly equipment segment, approximately $86,000 was expended for the purchase of new equipment related to the manufacture of perishable tooling that is sold to customers. The balance was expended for building improvements and office equipment.

         Investments in machinery and equipment totaled $886,009 in 2002. The majority of this investment was related to the fastener segment of our operations. Approximately $567,000 was invested in new equipment directly related to the manufacture of fasteners, with an additional $123,000 expended for equipment related to quality control and finishing operations for the fastener segment. The balance was expended for a variety of items, including material handling, data processing and other equipment.

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

         Depreciation expense amounted to $1,861,600 in 2003, $1,915,726 in 2002 and $1,921,703 in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's holdings in cash, cash equivalents and certificates of deposits amounted to nearly $6.0 million at December 31, 2003, an increase of approximately $.6 million compared with the end of 2002. Accounts receivable balances decreased approximately $.4 million, reflecting lower sales during the latter part of 2003, compared to the same period in 2002. Inventory levels, at the end of 2003, are also less than at the end of 2002 due to efforts taken to reduce inventories in response to continued weakness in demand for our products.

         In connection with a "Dutch auction" tender offer in April 2000, the Company obtained, on an unsecured basis, a financing commitment that provided borrowing capacity of up to $9.0 million plus a $1.0 million line of credit. The new borrowing was used to finance the unpaid balance of a 1996 loan related to the acquisition of H & L Tool Company, Inc. ($2.7 million) and to fund the purchase of stock under the terms of the "Dutch auction." At December 31, 2003, the indebtedness under the term loan had been extinguished. The line of credit was extended through May 31, 2004 and remained unused at December 31, 2003.

Off-Balance Sheet Arrangements

         The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements.

         The following table presents a summary of the Company's contractual obligations as of December 31, 2003:

                                           Payments Due By Period
                             -------------------------------------------------------
                                        Less Than     1 - 3     4 - 5     More Than
Cotractual Obligation         Total      1 Year       Years      Years     5 Years
---------------------       --------     --------   --------   -------    ---------
Long-term Debt              $     --     $    --    $   --     $    --    $ --
Capital Lease Obligations         --          --        --          --      --
Operating Leases              36,657       27,493      9,164        --      --
Purchase Obligations         378,686      160,750    200,256    17,680      --
                            --------     --------   --------   -------    ----
Total                       $415,343     $188,243   $209,420   $17,680    $ --
                            ========     ========   ========   =======    ====

         Management believes that current cash, cash equivalents and operating cash flow will be sufficient to provide adequate working capital for the foreseeable future.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. During interim periods, the Company uses estimated gross profit rates to determine the cost of goods sold for a portion of its operations. Actual results can vary from these estimates, and these estimates are adjusted, as necessary, when actual information is available. The effect of these estimates is described in Note 11 of the financial statements.

NEW ACCOUNTING STANDARDS

         The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards.

STOCK PURCHASE PROGRAM

         Terms of a stock repurchase authorization originally approved by the Board of Directors in February of 1990, and subsequently amended to permit the repurchase of an aggregate of 200,000 shares, permit purchases of the Company's common stock to be made from time to time, in the open market or in private transactions, at prices deemed reasonable by management. The company did not purchase any of its shares during 2003. During 2002, the company purchased 1,000 shares at an average price of $26.98 per share. Cumulative purchases under the repurchase authorization have amounted to 162,996 shares at an average price of $15.66 per share.

OUTLOOK FOR 2004

         The anticipated improvement in economic activity has not yet generated a meaningful increase in orders for our products. While we are encouraged by the fact that we have been awarded contracts for a number of new parts in the fastener segment, we are concerned about conditions within the assembly equipment segment, which remains very weak. Domestic competition remains intense and foreign competition, which affects us directly through the increase of imported fasteners and indirectly through the import of products that were previously assembled domestically, is a growing concern. These conditions increase the risk that our markets will not only become even more price competitive due to imports, but will shrink in size as domestic assembly operations are supplanted by imports of products that were traditionally assembled domestically, utilizing domestic fasteners and domestic assembly equipment.

         As mentioned above, we are pleased that we have been awarded new business within the fastener segment, but, in many instances, production volumes related to this new business will not reach significant levels until later in 2004. We will continue soliciting additional business from our current customers as well as from new customers. We face challenges in the form of recent and significant increases in the cost of raw materials utilized in the production of fasteners. While we have not experienced shortages of raw material, some of our suppliers report that increases in global demand may constrain availability of raw materials later this year. Our success in maintaining supply and recovering these higher costs, without losing market share, will be a critical determinant of our success in the coming year.

         Cost reduction will be another critical factor influencing future results. As previously reported, we have already taken actions to reduce our manufacturing costs, but the cost reductions realized have not fully offset the impact of lower volumes. We will continue exploring alternatives that will yield positive changes in our cost structure and our ability to compete. Margins, at least in the near term, will remain under pressure from the combination of rising costs and increasing foreign competition.

         We gratefully acknowledge that the Company's success, both past and future, would not be possible without: the conscientious efforts of our employees, who consistently demonstrate their dedication to meeting the formidable and ever-changing challenges that characterize today's manufacturing environment; the loyalty of our customers, many of whom face the same set of challenges; and, the continuing support of our shareholders.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 2003, the Company did not have any outstanding debt, compared to $1.6 million of outstanding debt at the prior year end, that was exposed to changes in interest rates. During 2003 the Company did not use derivative financial instruments relating to this interest rate exposure.

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

ITEM 9A - CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Election of Directors" on pages 4 through 7 of the Company's 2004 Proxy Statement, is incorporated herein by reference. The information with respect to the audit committee, its financial expert and the independence of its members, which is set forth in the second paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" on page 7 of the Company's 2004 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16 (a) of the Exchange Act, which is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the 2004 Proxy Statement, is incorporated herein by reference. The 2004 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

         The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code is included as Exhibit 14 to this report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

         The information set forth in the section entitled "Executive Compensation" which appears on pages 11 through 15 of the Company's 2004 Proxy Statement and the information relating to compensation of directors set forth in the last paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 through 10 of the Company's 2004 Proxy Statement is incorporated herein by reference. The 2004 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
 OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

         The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 2004 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Security Ownership of Management" on pages 5 through 7 of the Company's 2004 Proxy Statement is incorporated herein by reference. The 2004 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Shareholders.

         The Company does not have any equity compensation plans or arrangements.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to the law firm of Morrissey & Robinson set forth in the last sentence of footnote (2) on page 6 of the Company's 2004 Proxy Statement is incorporated herein by reference. The 2004 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information set forth in section entitled "Independent Certified Public Accountants" on pages 17 and 18 of the Company's 2004 Proxy Statement is incorporated herein by reference. The 2004 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2004 Annual Meeting of Shareholders.

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

         (b)               Reports on Form 8-K

                  1. The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Chicago Rivet & Machine Co.

                                                By   /s/John C. Osterman
                                                  -----------------------
                                                John C. Osterman, President
                                                and Chief Operating Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/John A. Morrissey                            Chairman of the Board of
--------------------                            Directors, Chief Executive
John A. Morrissey                               Officer and Member of the
                                                Executive Committee
                                                March 29, 2004


/s/John C. Osterman                             President, Chief Operating
-------------------                             Officer, Treasurer (Chief
John C. Osterman                                Financial Officer), Member
                                                of the Executive Committee
                                                and Director
                                                March 29, 2004

/s/John R. Madden                               Director, Member of the
------------------                              Executive Committee and Member
John R. Madden                                  of the Audit Committee
                                                March 29, 2004


/s/Walter W. Morrissey                          Director, Member of Executive
----------------------                          Committee
Walter W. Morrissey                             March 29, 2004


/s/Michael J. Bourg                             Controller (Principal Accounting
-------------------                             Officer)
Michael J. Bourg                                March 29, 2004

                           CHICAGO RIVET & MACHINE CO.

                        CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements, together with the notes thereto and the report thereon of PricewaterhouseCoopers LLP dated February 25, 2004, appearing on pages 5 to 11 of the accompanying 2003 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 2003 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 8 herein, the 2003 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2003 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 5 of 2003 Annual Report)

Consolidated Statements of Income (page 6 of 2003 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 2003 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 2003 Annual Report)

Notes to Consolidated Financial Statements (pages 8, 9, and 10 of 2003 Annual Report)

Report of Independent Auditors (page 11 of 2003 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 2003 Annual
Report)

                          FINANCIAL STATEMENT SCHEDULE

                               2003, 2002 AND 2001

         The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2003 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                     Page
                                                                     ----
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)                       17

Report of Independent Auditors on Financial Statement Schedule        18

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                           Balance at    Additions                    Balance
                                           Beginning    Charged to                    at End
Classification                              of Year      Expenses    Deductions(1)   of Year
--------------                             ----------   ----------   ------------    --------
2003
Allowance for doubtful accounts, returns
and allowances                             $ 240,000    $ 10,174     $ 30,174        $220,000

2002
Allowance for doubtful accounts,
returns and allowances                      $240,000    $  7,067     $  7,067        $240,000

2001
Allowance for doubtful accounts,
returns and allowances                     $  90,000    $172,728     $ 22,728        $240,000

(1) Accounts receivable written off, net of recoveries.

                        Report of Independent Auditors on
                          Financial Statement Schedule

To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated February 25, 2004 appearing in the 2003 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 25, 2004

                           CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
Number                                                                            Page
------                                                                          -------
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

3.4        Amended and Restated By-Laws, as amended
           February 16, 2004.                                                   21 - 46

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

13*        Annual Report to Shareholders for the year
           ended December 31, 2003.                                             47 - 63

14         Code of Ethics for Principal Executive and Senior
           Financial Officers                                                   64 - 66

21         Subsidiaries of the Registrant.                                        67


31.1       Certification of CEO Pursuant to Rule 13a-14(a)
           or 15d-14(a) as Adopted Pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002.                                        68

31.2       Certification of CFO Pursuant to Rule 13a-14(a)
           or 15d-14(a) as Adopted Pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002.                                        69


32.1       Certification of CEO Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.                                                           70


32.2       Certification of CFO Pursuant to 18 U.S.C. Section 1350,
           as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002.                                                           71

* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.