Form 10-Q
period 2004-03-31
CHICAGO RIVET & MACHINE CO
filed 2004-05-03
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

     As of March 31, 2004, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                            Page
                                                                            ----
         Consolidated Balance Sheets at March 31, 2004
           and December 31, 2003                                             2-3

         Consolidated Statements of Operations for the Three
           Months Ended March 31, 2004 and 2003                                4

         Consolidated Statements of Retained Earnings for the
           Three Months Ended March 31, 2004 and 2003                          5

         Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2004 and 2003                                6

         Notes to the Consolidated Financial Statements                      7-8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-10

         Controls and Procedures                                              11


PART II.                   OTHER INFORMATION                               12-20


ITEM 1. FINANCIAL STATEMENTS.

                          CHICAGO RIVET & MACHINE CO.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2004 AND DECEMBER 31, 2003


                                                       MARCH 31,      DECEMBER 31,
                                                          2004           2003
                                                      -----------     ------------
                                                      (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                           $ 5,528,420     $ 5,530,099
  Certificates of deposit                                 455,000         455,000
  Accounts receivable - net of allowances               5,644,423       4,549,168
  Inventories:
    Raw materials                                       1,243,268       1,109,463
    Work in process                                     1,863,580       1,760,990
    Finished goods                                      2,230,869       2,363,335
                                                      -----------     -----------
  Total inventories                                     5,337,717       5,233,788
                                                      -----------     -----------

  Deferred income taxes                                   602,191         602,191
  Other current assets                                    263,765         218,560
                                                      -----------     -----------
Total current assets                                   17,831,516      16,588,806
                                                      -----------     -----------

Property, Plant and Equipment:
  Land and improvements                                 1,015,635       1,015,635
  Buildings and improvements                            5,782,062       5,779,993
  Production equipment, leased machines and other      28,180,305      28,201,191
                                                      -----------     -----------
                                                       34,978,002      34,996,819
Less accumulated depreciation                          23,799,594      23,447,245
                                                      -----------     -----------
Net property, plant and equipment                      11,178,408      11,549,574
                                                      -----------     -----------
Total assets                                          $29,009,924     $28,138,380
                                                      ===========     ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2004 AND DECEMBER 31, 2003


                                                                   MARCH 31,        DECEMBER 31,
                                                                     2004             2003
                                                                  ------------      ------------
                                                                  (Unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable                                                   1,754,825         1,310,044
  Accrued wages and salaries                                           936,968           754,394
  Contributions due profit sharing plan                                 62,986           133,243
  Other accrued expenses                                               607,302           370,940
                                                                  ------------      ------------
Total current liabilities                                            3,362,081         2,568,621

Deferred income taxes                                                1,541,275         1,580,275
                                                                  ------------      ------------
Total liabilities                                                    4,903,356         4,148,896
                                                                  ------------      ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                                             -                 -
  Common stock, $1.00 Par Value, 4,000,000 shares authorized:
    1,138,096 shares issued                                          1,138,096         1,138,096
  Additional paid-in capital                                           447,134           447,134
  Retained earnings                                                 26,443,436        26,326,352
  Treasury stock, 171,964 shares at cost                            (3,922,098)       (3,922,098)
                                                                  ------------      ------------
Total shareholders' equity                                          24,106,568        23,989,484
                                                                  ------------      ------------
Total liabilities and shareholders' equity                        $ 29,009,924      $ 28,138,380
                                                                  ============      ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)


                                              2004            2003
                                          ------------     ------------
Net sales                                   10,141,957     $ 10,189,258
Lease revenue                                   27,007           47,205
                                          ------------     ------------
                                            10,168,964       10,236,463

Cost of goods sold and costs
  related to lease revenue                   8,146,558        7,850,934
                                          ------------     ------------

Gross profit                                 2,022,406        2,385,529
Selling and administrative expenses          1,596,779        1,694,677
                                          ------------     ------------
                                               425,627          690,852

Other income and expenses:
  Interest income                               14,381           19,799
  Interest expense                                   -           (9,585)
  Gain from the disposal of equipment              430            4,300
  Other income, net of other expense             2,550            3,875
                                          ------------     ------------

Income before income taxes                     442,988          709,241
Provision for income taxes                     152,000          244,000
                                          ------------     ------------

Net Income                                $    290,988     $    465,241
                                          ============     ============

Average common shares outstanding              966,132          966,132
                                          ============     ============
Per share data:
  Net income per share                    $       0.30     $       0.48
                                          ============     ============
  Cash dividends declared per share       $       0.18     $       0.43
                                          ============     ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)


                                                 2004              2003
                                             ------------      ------------
Retained earnings at beginning of period     $ 26,326,352      $ 26,445,973

Net income for the three months ended             290,988           465,241

Cash dividends declared in the period;
$.18 per share in 2004 and $.43 in 2003          (173,904)         (415,437)
                                             ------------      ------------
Retained earnings at end of period           $ 26,443,436      $ 26,495,777
                                             ============      ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                  (UNAUDITED)


                                                                          2004             2003
                                                                      -----------      -----------
Cash flows from operating activities:
Net income                                                            $   290,988      $   465,241
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                            432,678          463,318
Net gain on the sale of equipment                                            (430)          (4,300)
Deferred income taxes                                                     (39,000)               -
Changes in operating assets and liabilities:
  Accounts receivable, net                                             (1,095,255)        (353,787)
  Inventories                                                            (103,929)        (343,716)
  Other current assets                                                    (45,205)           3,394
  Accounts payable                                                        444,781          287,356
  Accrued wages and salaries                                              182,574          227,244
  Accrued profit sharing                                                  (70,257)        (331,556)
  Other accrued expenses                                                  236,362          344,905
                                                                      -----------      -----------
    Net cash provided by operating activities                             233,307          758,099
                                                                      -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                                    (61,512)         (82,298)
  Proceeds from the sale of properties                                        430            4,300
  Proceeds from held-to-maturity securities                               200,000        2,900,000
  Purchases of held-to-maturity securities                               (200,000)        (200,000)
                                                                      -----------      -----------
    Net cash provided by (used in) investing activities                   (61,082)       2,622,002
                                                                      -----------      -----------

Cash flows from financing activities:
  Payments under term loan agreement                                            -         (450,000)
  Cash dividends paid                                                    (173,904)        (173,904)
                                                                      -----------      -----------
    Net cash used in financing activities                                (173,904)        (623,904)
                                                                      -----------      -----------

Net increase (decrease) in cash and cash equivalents                       (1,679)       2,756,197
Cash and cash equivalents at beginning of period                        5,530,099        2,204,430
                                                                      -----------      -----------
Cash and cash equivalents at end of period                            $ 5,528,420      $ 4,960,627
                                                                      ===========      ===========


See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:


                                                            ASSEMBLY
                                           FASTENER         EQUIPMENT          OTHER         CONSOLIDATED
                                         ------------     ------------       ----------      -------------
Three Months Ended March 31, 2004:
Net sales and lease revenue              $  8,261,283     $  1,907,681       $        -      $ 10,168,964

Depreciation                                  371,340           28,518           32,820           432,678

Segment profit                                574,733          434,003                -         1,008,736
Selling and administrative expenses                                             580,129           580,129
Interest expense                                                                      -                 -
Interest income                                                                 (14,381)          (14,381)
                                                                                             ------------
Income before income taxes                                                                        442,988
                                                                                             ------------

Capital expenditures                           61,512                -                -            61,512

Segment assets:
  Accounts receivable, net                  4,767,831          876,592                -         5,644,423
  Inventory                                 3,396,822        1,940,895                -         5,337,717
  Property, plant and equipment, net        8,789,175        1,420,013          969,220        11,178,408
  Other assets                                      -                -        6,849,376         6,849,376
                                                                                             ------------
                                                                                               29,009,924
                                                                                             ------------

Three Months Ended March 31, 2003:
Net sales and lease revenue              $  8,360,151     $  1,876,312       $        -      $ 10,236,463

Depreciation                                  370,696           40,101           52,521           463,318

Segment profit                              1,003,112          443,455                -         1,446,567
Selling and administrative expenses                                             747,540           747,540
Interest expense                                                                  9,585             9,585
Interest income                                                                 (19,799)          (19,799)
                                                                                             ------------
Income before income taxes                                                                        709,241
                                                                                             ------------

Capital expenditures                           71,881           10,417                -            82,298
Segment assets:
  Accounts receivable, net                  4,468,032          880,452                -         5,348,484
  Inventory                                 4,123,346        2,310,311                -         6,433,657
  Property, plant and equipment, net        9,755,512        1,501,276        1,144,390        12,401,178
  Other assets                                      -                -        6,274,140         6,274,140
                                                                                             ------------
                                                                                               30,457,459
                                                                                             ------------

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results for the first quarter of 2004 were somewhat encouraging. Revenues and profits were both stronger than those of the prior three quarters, although both fell short of the results achieved during the first quarter of 2003. In addition, demand for some of our products seems to be improving, albeit modestly.

         Within the fastener segment, revenues amounted to $8,261,283, which is slightly more than 1% below fastener segment revenues recorded in the first quarter of 2003. However, while there was not a significant change in total revenues within this segment, a larger portion of the total revenues was related to the shipment of lower margin parts than was the case during the first quarter of 2003. In addition, we incurred significant costs related to pre-production approval for many new parts. While it is normal to incur such costs prior to launching full production, it is unusual to have so many new parts in such a short span of time. These costs amounted to approximately 4% of segment revenues during the quarter, and were the primary reason that manufacturing costs increased compared to the first quarter of 2003. We anticipate that revenues from the shipment of these new parts will ramp up during the remainder of the year and that this business will have a positive impact upon results.

         Revenues within the assembly equipment segment, improved slightly compared with the first quarter of 2003 and amounted to $1,907,681. Gross margins within this segment were essentially unchanged from the year earlier period. Slight increases in the cost of raw materials were offset by modest improvements in efficiency and a reduction in depreciation expense. Demand for assembly equipment, while exhibiting some signs of improvement, remains soft.

         During the quarter, inventory balances increased slightly. In response to concerns over the availability of raw materials, brought on by surging global demand, we have increased our stock of raw materials used in the manufacture of fasteners and are likely to further increase our supplies during the second quarter, unless market conditions improve. Nevertheless, our overall inventory levels are well below those of one year ago. The increase in the accounts receivable balance at the end of the first quarter of 2004, compared to the end of 2003 is due to higher sales during the current period and this increase was not unexpected. Trade payables are slightly higher than one year ago, primarily due to purchases associated with the new fastener segment business discussed above. Management believes that the company's current cash, cash equivalents, and operating cash flow will be sufficient to provide adequate working capital for the foreseeable future.

         The economic recovery has finally begun to manifest itself in our business. Certainly, conditions are not as robust as we would like, but what we have seen is a welcome change from the recent past. Our markets remain extremely competitive and industry capacity still exceeds demand, suggesting that margins will remain under pressure. As previously reported, price and availability of raw materials continues to be a concern. Global demand has caused material prices to increase substantially and has had an impact upon material availability. We have implemented temporary material surcharges in an effort to recover these higher costs. To date, this effort has had mixed results, as many customers have agreed to the surcharges; however, there are customers with whom we have longer term supply agreements who have, so far, refused to accept these surcharges. Our ability to recover these higher costs without losing market share will have a significant impact on our success in the months ahead. We continue to seek out new, profitable business and to focus on reducing costs to remain competitive in our marketplace.


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

Item 4. Controls and Procedures.

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

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

         Under the terms of a stock repurchase authorization originally approved by the Board of Directors of the Company in February of 1990, as amended, the Company is authorized to repurchase up to an aggregate of 200,000 shares of its common stock, in the open market or in private transactions, at prices deemed reasonable by management. Cumulative purchases under the repurchase authorization have amounted to 162,996 shares at an average price of $15.66 per share. The Company has not purchased any shares of its common stock since 2002.

Item 6.  Exhibits and Reports on Form 8-K.

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

     99.1  Interim Report to Shareholders for the quarter ended March 31, 2004.

     (b)   Reports on Form 8-K
              Current Report on Form 8-K, Item 12, Results of Operations
                and Financial Condition, dated May 3, 2004.

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

                                              CHICAGO RIVET & MACHINE CO.
                                              ----------------------------------
                                                       (Registrant)

Date:  May 3, 2004
                                              /s/ John A. Morrissey
                                              ----------------------------------
                                              John A. Morrissey
                                              Chairman of the Board of Directors
                                              and Chief Executive Officer


Date:  May 3, 2004
                                              /s/ John C. Osterman
                                              ----------------------------------
                                              John C. Osterman
                                              President, Chief Operating
                                              Officer and Treasurer
                                              (Principal Financial Officer)


Date:  May 3, 2004

                                              /s/ Michael J. Bourg
                                              ----------------------------------
                                              Michael J. Bourg
                                              Controller (Principal Accounting
                                              Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS

Exhibit
Number                                                                                  Page
------                                                                                  ----
31       Rule 13a-14(a) or 15d-14(a) Certifications

31.1     Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
              Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002          15

31.2     Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
              Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002          16


32       Section 1350 Certifications

32.1     Certification Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002          17

32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant
              to Section 906 of the Sarbanes-Oxley Act of 2002                           18


99.1     Interim Report to Shareholders for the quarter ended March 31, 2004        19 - 20
