Form 10-Q
period 2004-06-30
CHICAGO RIVET & MACHINE CO
filed 2004-08-03
CIK 19871

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------


                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------

                          Commission file number 0-1227

                           Chicago Rivet & Machine Co.
             (Exact Name of Registrant as Specified in Its Charter)

               Illinois                         36-0904920
   (State or Other Jurisdiction              (I.R.S. Employer
 of Incorporation or Organization)           Identification No.)

 901 Frontenac Road, Naperville, Illinois         60563
 (Address of Principal Executive Offices)      (Zip Code)

Registrant's Telephone Number, Including Area Code (630) 357-8500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No   X
                                               -----    -----

     As of June 30, 2004, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                                                 Page
PART I.                    FINANCIAL INFORMATION

         Consolidated Balance Sheets at June 30, 2004
                  and December 31, 2003                                                           2-3

         Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 2004 and 2003                                       4

         Consolidated Statements of Retained Earnings for the
                  Six Months Ended June 30, 2004 and 2003                                           5

         Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2004 and 2003                                               6

         Notes to the Consolidated Financial Statements                                           7-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           10-11

         Controls and Procedures                                                                   12

PART II.                   OTHER INFORMATION                                                    13-21


Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                       June 30, 2004 and December 31, 2003



                                                                                            June 30,      December 31,
                                                                                              2004            2003
                                                                                          -----------     ------------
                                                                                          (Unaudited)
                                   Assets
Current Assets:
 Cash and cash equivalents                                                               $ 5,943,757      $ 5,530,099
 Certificates of deposit                                                                     455,000          455,000
 Accounts receivable - net of allowances                                                   5,581,243        4,549,168
 Inventories:
   Raw materials                                                                           1,180,926        1,109,463
   Work in process                                                                         1,678,736        1,760,990
   Finished goods                                                                          2,266,972        2,363,335
                                                                                         -----------      -----------
 Total inventories                                                                         5,126,634        5,233,788
                                                                                         -----------      -----------
 Deferred income taxes                                                                       599,191          602,191
 Other current assets                                                                        163,749          218,560
                                                                                         -----------      -----------
Total current assets                                                                      17,869,574       16,588,806
                                                                                         -----------      -----------
Property, Plant and Equipment:
   Land and improvements                                                                   1,015,635        1,015,635
   Buildings and improvements                                                              5,782,062        5,779,993
   Production equipment, leased machines and other                                        28,500,171       28,201,191
                                                                                         -----------      -----------
                                                                                          35,297,868       34,996,819
   Less accumulated depreciation                                                          24,229,235       23,447,245
                                                                                         -----------      -----------
Net property, plant and equipment                                                         11,068,633       11,549,574
                                                                                         -----------      -----------
Total assets                                                                             $28,938,207      $28,138,380
                                                                                         ===========      ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 2004 and December 31, 2003


                                                                                           June 30,         December 31,
                                                                                             2004               2003
                                                                                         ------------       ------------
                                                                                          (Unaudited)
                 Liabilities and Shareholders' Equity

Current Liabilities:
 Accounts payable                                                                           1,515,237          1,310,044
 Accrued wages and salaries                                                                   866,014            754,394
 Contributions due profit sharing plan                                                        140,986            133,243
 Other accrued expenses                                                                       707,755            370,940

Total current liabilities                                                                   3,229,992          2,568,621
                                                                                         ------------       ------------
Deferred income taxes                                                                       1,389,275          1,580,275
                                                                                         ------------       ------------
Total liabilities                                                                           4,619,267          4,148,896
                                                                                         ------------       ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
 Preferred stock, no par value, 500,000 shares
  authorized: none outstanding                                                                     --                 --
 Common stock, $1.00 par value, 4,000,000 shares
  authorized: 1,138,096 shares issued                                                       1,138,096          1,138,096
 Additional paid-in capital                                                                   447,134            447,134
 Retained earnings                                                                         26,655,808         26,326,352
 Treasury stock, at cost, 171,964 shares                                                   (3,922,098)        (3,922,098)
                                                                                         ------------       ------------
Total shareholders' equity                                                                 24,318,940         23,989,484
                                                                                         ------------       ------------
Total liabilities and shareholders' equity                                               $ 28,938,207       $ 28,138,380
                                                                                         ============       ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated  Statements of Operations
           For the Three and Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)



                                                                Three Months Ended                      Six Months Ended
                                                                      June 30,                              June 30,
                                                         -------------------------------        -------------------------------
                                                              2004               2003                2004              2003
                                                              ----               ----                ----              ----
Net sales                                                $ 10,209,944       $  9,966,997        $ 20,351,901       $ 20,156,255
Lease revenue                                                  27,612             38,947              54,619             86,152
                                                         ------------       ------------        ------------       ------------
                                                           10,237,556         10,005,944          20,406,520         20,242,407

Cost of goods sold and costs
 related to lease revenue                                   8,006,988          8,076,311          16,153,546         15,927,245
                                                         ------------       ------------        ------------       ------------

Gross profit                                                2,230,568          1,929,633           4,252,974          4,315,162
Selling and administrative expenses                         1,660,438          1,614,924           3,257,217          3,309,601
                                                         ------------       ------------        ------------       ------------
                                                              570,130            314,709             995,757          1,005,561
Other income and expenses:
 Interest income                                               13,974             19,066              28,355             38,865
 Interest expense                                                  --             (6,652)                 --            (16,237)
 Gain from disposal of equipment                                   --              1,199                 430              5,499
 Other income, net of other expense                             4,172              4,299               6,722              8,174
                                                         ------------       ------------        ------------       ------------

Income before income taxes                                    588,276            332,621           1,031,264          1,041,862
Provision for income taxes                                    202,000            111,000             354,000            355,000
                                                         ------------       ------------        ------------       ------------
Net income                                               $    386,276       $    221,621        $    677,264       $    686,862
                                                         ============       ============        ============       ============
Average common shares outstanding                             966,132            966,132             966,132            966,132
                                                         ============       ============        ============       ============
Per share data:
 Net income per share                                    $       0.40       $       0.23        $       0.70       $       0.71
                                                         ============       ============        ============       ============
 Cash dividends declared per share                       $       0.18       $       0.18        $       0.36       $       0.61
                                                         ============       ============        ============       ============


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)


                                                                    2004                  2003
                                                                ------------           ------------
Retained earnings at beginning of period                        $ 26,326,352           $ 26,445,973

Net income for the six months ended                                  677,264                686,862

Cash dividends declared in the period,
 $.36 and $.61 per share in 2004 and 2003, respectively             (347,808)              (589,340)
                                                                ------------           ------------
Retained earnings at end of period                              $ 26,655,808           $ 26,543,495
                                                                ============           ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)



                                                                     2004                    2003
                                                                 -----------             -----------
Cash flows from operating activities:
Net income                                                       $   677,264             $   686,862
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation                                                        865,356                 926,032
 Net gain on the sale of properties                                     (430)                 (5,499)
 Deferred income taxes                                              (188,000)                (23,000)
 Changes in operating assets and liabilities:
  Accounts receivable, net                                        (1,032,075)               (686,393)
  Inventories                                                        107,154                 306,947
  Other current assets                                                54,811                  93,954
  Accounts payable                                                    53,630                 332,170
  Accrued wages and salaries                                         111,620                  36,815
  Accrued profit sharing                                               7,743                (279,556)
  Other accrued expenses                                             336,815                 (96,809)
                                                                 -----------             -----------
   Net cash provided by operating activities                         993,888               1,291,523
                                                                 -----------             -----------
Cash flows from investing activities:
 Capital expenditures                                               (232,852)               (147,161)
 Proceeds from the sale of properties                                    430                   5,499
 Proceeds from held-to-maturity securities                           105,000               3,057,733
 Purchases of held-to-maturity securities                           (105,000)               (355,000)
                                                                 -----------             -----------
  Net cash provided by (used in) investing activities               (232,422)              2,561,071
                                                                 -----------             -----------
Cash flows from financing activities:
 Payments under term loan agreement                                       --                (900,000)
 Cash dividends paid                                                (347,808)               (589,340)
                                                                 -----------             -----------
 Net cash used in financing activities                              (347,808)             (1,489,340)
                                                                 -----------             -----------
Net increase in cash and cash equivalents                            413,658               2,363,254
Cash and cash equivalents at beginning of period                   5,530,099               2,204,430
                                                                 -----------             -----------
Cash and cash equivalents at end of period                       $ 5,943,757             $ 4,567,684
                                                                 ===========             ===========
Supplemental schedule of noncash investing activities:
  Capital expenditures in accounts payable                       $   151,563             $        --



See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31,2003 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2004 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:



                                                                   Assembly
                                              Fastener             Equipment              Other          Consolidated
                                            -----------          ------------         -----------        ------------
Three Months Ended June 30, 2004:
Net sales and lease revenue                 $ 8,391,416          $ 1,846,140          $        --         $10,237,556

Depreciation                                    371,340               28,518               32,820             432,678

Segment profit                                  717,247              456,233                   --           1,173,480
Selling and administrative expenses                                                       599,178             599,178
Interest expense                                                                               --                  --
Interest income                                                                           (13,974)            (13,974)
                                                                                                          -----------
Income before income taxes                                                                                    588,276
                                                                                                          -----------

Capital expenditures                            313,853                9,050                   --             322,903

Segment assets:
 Accounts receivable, net                     4,778,575              802,668                   --           5,581,243
 Inventory                                    3,335,421            1,791,213                   --           5,126,634
 Property, plant and equipment, net           8,731,688            1,400,545              936,400          11,068,633
 Other assets                                        --                   --            7,161,697           7,161,697
                                                                                                          -----------
                                                                                                           28,938,207
                                                                                                          -----------
Three Months Ended June 30, 2003:
Net sales and lease revenue                 $ 7,933,029          $ 2,072,915          $        --         $10,005,944

Depreciation                                    370,130               40,063               52,521             462,714

Segment profit                                  486,869              549,771                   --           1,036,640
Selling and administrative expenses                                                       716,433             716,433
Interest expense                                                                            6,652               6,652
Interest income                                                                           (19,066)            (19,066)
                                                                                                          -----------
Income before income taxes                                                                                    332,621
                                                                                                          -----------

Capital expenditures                             59,746                3,594                1,523              64,863

Segment assets:
 Accounts receivable, net                     4,706,113              974,977                   --           5,681,090
 Inventory                                    3,592,843            2,190,151                   --           5,782,994
 Property, plant and equipment, net           9,445,128            1,464,808            1,093,391          12,003,327
 Other assets                                        --                   --            5,770,904           5,770,904
                                                                                                          -----------
                                                                                                           29,238,315
                                                                                                          -----------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                    Assembly
                                               Fastener             Equipment               Other            Consolidated
                                               --------             ---------               -----            ------------
Six Months Ended June 30, 2004:
Net sales and lease revenue                 $ 16,652,699          $  3,753,821          $         --         $ 20,406,520

Depreciation                                     742,680                57,036                65,640              865,356

Segment profit                                 1,291,980               890,236                    --            2,182,216
Selling and administrative expenses                                                        1,179,307            1,179,307
Interest expense                                                                                  --                   --
Interest income                                                                              (28,355)             (28,355)
                                                                                                             ------------
Income before income taxes                                                                                      1,031,264
                                                                                                             ------------

Capital expenditures                             375,365                 9,050                    --              384,415

Six Months Ended June 30, 2003:
Net sales and lease revenue                 $ 16,293,180          $  3,949,227          $         --         $ 20,242,407

Depreciation                                     740,826                80,164               105,042              926,032

Segment profit                                 1,489,981               993,226                    --            2,483,207
Selling and administrative expenses                                                        1,463,973            1,463,973
Interest expense                                                                              16,237               16,237
Interest income                                                                              (38,865)             (38,865)
                                                                                                             ------------
Income before income taxes                                                                                      1,041,862
                                                                                                             ------------
Capital expenditures                             131,627                14,011                 1,523              147,161




                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Overall, results for the second quarter of 2004 were positive. For the quarter, revenues increased by approximately $232,000, and net income grew by approximately $165,000, compared with the second quarter of 2003. Despite the relatively strong second quarter results, net income for the first six months of 2004 trails that of 2003 by about $10,000.

         In 2004, second quarter revenues within the fastener segment were 6% higher than in the second quarter of 2003. In addition to increased volumes during the second quarter, the Company benefited from reductions in expenditures for tooling and repairs and maintenance. These benefits were partially offset by significant increases in the cost of raw materials. Our efforts to recover these higher costs have included price increases and the implementation of raw material surcharges. However, prices for nearly all metals increased during the quarter, and our suppliers recently announced an additional price increase for steel wire and rod, our primary raw materials. The net, unrecovered cost associated with higher raw material prices was approximately $180,000 during the second quarter and $305,000 for the first six months. We have seen no indication that prices for raw materials will decline in the near term, and we are vigorously continuing our efforts to recover these higher costs.

         For the first six months, fastener segment revenues are 2% above those recorded in the first six months of 2003. Indirect labor and repairs and maintenance expense were lower during 2004 than during the first six months of 2003. The company incurred significant tooling costs late in 2003 and early in 2004 in connection with pre-production approval for a number of new parts. While these costs are behind us, and the new parts are beginning to go into production, the impact of these higher costs in the first quarter of 2004 contributed to year to date tooling costs being disproportionately high for the first half of 2004. Raw material costs are also higher than during the first half of 2003 due to the price increases discussed above, and similar increases that were incurred in the first quarter of 2004.

         Weak demand for our products within the assembly equipment segment contributed to an 11% decline in revenues within this segment during the second quarter of 2004 compared to the second quarter of 2003. Reductions in indirect labor and depreciation expense partially offset this decline in revenues. Raw material costs have also increased within this segment, although the impact has not been as significant as in the fastener segment. On a year to date basis, revenues within this segment trail last year by nearly 5%. As was the case in the second quarter, year to date reductions in indirect labor and depreciation expense were not sufficient to offset the impact of lower sales revenues and higher raw material prices.

         Selling and administrative expenses have declined approximately $52,000 in 2004 compared to 2003, even though these expenses increased by approximately $46,000 during the second quarter of 2004. The year to date decline primarily relates to lower depreciation on office equipment. During the second quarter of 2004, commissions expense increased approximately $18,000 compared to 2003 due to higher sales in the quarter, and profit sharing expense increased $26,000, due to improved profitability.

         Total inventory levels at the end of the second quarter were slightly below those at the beginning of the year, although raw material inventories are somewhat higher than at the beginning of the year. We anticipate continuing to carry somewhat more raw materials as availability continues to be of concern in the face of rising global demand for basic raw materials. Accounts receivable declined slightly during the quarter and are at levels consistent with recent sales volumes. With the exception of trade payables, the company has no outstanding debt. The Company placed an order for new equipment to be used in the manufacture of fasteners, valued at approximately $690,000, for which delivery is expected in the third quarter of 2004. The Company's $1.0 million dollar line of credit was extended through May 2005, and as of June 30, 2004 it remained unused. Management believes that the Company's current cash, cash equivalents, operating cash flow and available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

         While general economic conditions continue to improve, our business has not enjoyed a proportionate improvement. This is especially true within the assembly equipment segment where demand for new assembly equipment and for perishable tooling remains weak. While fastener sales have shown some improvement, the lack of a similar improvement in demand for assembly equipment is troubling and may be an indication that demand for these products will not return to levels enjoyed in the past. We continue to be concerned with the escalating price of raw materials and have some continuing uncertainty with respect to supply availability. Although the market for fasteners has shown some improvement, especially compared to the recent past, excess market capacity continues to limit our pricing ability, and we expect margins will remain under pressure as long as these conditions persist. On the positive side, efforts to win new business have met with some success, and we will continue our efforts in that regard.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 11, 2004. The only proposal voted upon was the election of seven directors for a term ending at the Annual Meeting in 2004. The nine persons nominated by the Company's Board of Directors received the following votes and were elected:



                  NAME                              VOTES FOR              VOTES WITHHELD
                  ----                              ---------              --------------

         Edward L. Chott                              913,577                   27,568
         Kent H. Cooney                             1,019,816                    3,826
         Nirendu Dhar                                 909,558                   29,768
         William T. Divane, Jr.                       914,237                   27,168
         George P. Lynch                            1,019,486                    4,046
         John R. Madden                               904,525                   34,288
         John A. Morrissey                            909,918                   29,568
         Walter W. Morrissey                          909,888                   29,588
         John C. Osterman                             914,238                   27,168



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

         99.1     Interim Report to Shareholders for the quarter ended June 30,
                    2004.

          (b) Reports on Form 8-K
                 Current Report on Form 8-K, Item 12, Results of Operations
                   and Financial Condition, dated August 3, 2004.

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

                                        CHICAGO RIVET & MACHINE CO.
                                        -----------------------------------
                                                     (Registrant)

Date:  August 3, 2004
                                        /s/              John A. Morrissey
                                        ----------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                         and Chief Executive Officer


Date:  August 3, 2004
                                        /s/               John C. Osterman
                                        ----------------------------------
                                        John C. Osterman
                                        President, Chief Operating
                                         Officer and Treasurer
                                         (Principal Financial Officer)


Date:  August 3, 2004

                                        /s/               Michael J. Bourg
                                        ----------------------------------
                                        Michael J. Bourg
                                        Controller (Principal Accounting
                                         Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                                                     Page
                                                                                                           ----
  31              Rule 13a-14(a) or 15d-14(a) Certifications

  31.1            Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
                     Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                      16

  31.2            Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
                     Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                      17


  32              Section 1350 Certifications

  32.1            Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                      18

  32.2            Certification Pursuant to 18 U.S.C. Section 1350, as
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                      19


  99.1            Interim Report to Shareholders for the quarter ended June 30, 2004                     20 -- 21