Form 10-Q
period 2004-09-30
CHICAGO RIVET & MACHINE CO
filed 2004-11-10
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

      As of September 30, 2004, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                                        Page
PART I.           FINANCIAL INFORMATION

         Consolidated Balance Sheets at September 30, 2004
                  and December 31, 2003                                                   2-3

         Consolidated Statements of Operations for the Three and
                  Nine Months Ended September 30, 2004 and 2003                             4

         Consolidated Statements of Retained Earnings for the
                  Nine Months Ended September 30, 2004 and 2003                             5

         Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2004 and 2003                                  6

         Notes to the Consolidated Financial Statements                                   7-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10-11

         Controls and Procedures                                                           12

PART II.    OTHER INFORMATION                                                           13-21

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003

                                                        September 30,  December 31,
                                                             2004         2003
                                                        -------------  -----------
                                                         (Unaudited)
Assets

Current Assets:
  Cash and cash equivalents                              $ 5,244,407   $ 5,530,099
  Certificates of deposit                                    455,000       455,000
  Accounts receivable - net of allowances                  6,204,981     4,549,168
  Inventories:
   Raw materials                                           1,543,020     1,109,463
   Work in process                                         1,850,486     1,760,990
   Finished goods                                          2,375,814     2,363,335
                                                         -----------   -----------
  Total inventories                                        5,769,320     5,233,788
                                                         -----------   -----------
  Deferred income taxes                                      598,191       602,191
  Other current assets                                       329,638       218,560
                                                         -----------   -----------
Total current assets                                      18,601,537    16,588,806
                                                         -----------   -----------
Property, Plant and Equipment:
   Land and improvements                                   1,015,635     1,015,635
   Buildings and improvements                              5,784,126     5,779,993
   Production equipment, leased machines and other        29,359,341    28,201,191
                                                         -----------   -----------
                                                          36,159,102    34,996,819
   Less accumulated depreciation                          24,654,871    23,447,245
                                                         -----------   -----------
Net property, plant and equipment                         11,504,231    11,549,574
                                                         -----------   -----------
Total assets                                             $30,105,768   $28,138,380
                                                         ===========   ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                    September 30, 2004 and December 31, 2003

                                                    September 30,   December 31,
                                                        2004            2003
                                                    ------------    ------------
                                                    (Unaudited)
Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                  $  1,872,224    $  1,310,044
  Accrued wages and salaries                             869,958         754,394
  Contributions due profit sharing plan                  258,986         133,243
  Other accrued expenses                                 850,674         370,940
                                                    ------------    ------------
Total current liabilities                              3,851,842       2,568,621

Deferred income taxes                                  1,507,275       1,580,275
                                                    ------------    ------------
Total liabilities                                      5,359,117       4,148,896
                                                    ------------    ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
   authorized: none outstanding                                -               -
  Common stock, $1.00 par value, 4,000,000 shares
   authorized: 1,138,096 shares issued                 1,138,096       1,138,096
  Additional paid-in capital                             447,134         447,134
  Retained earnings                                   27,083,519      26,326,352
  Treasury stock, at cost, 171,964 shares             (3,922,098)     (3,922,098)
                                                    ------------    ------------
Total shareholders' equity                            24,746,651      23,989,484
                                                    ------------    ------------
Total liabilities and shareholders' equity          $ 30,105,768    $ 28,138,380
                                                    ============    ============

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                           Three Months Ended             Nine Months Ended
                                              September 30,                  September 30,
                                              -------------                  -------------
                                          2004            2003           2004            2003
                                      ------------    ------------    ------------   ------------
Net sales                             $  9,297,294    $  8,793,772    $ 29,649,195   $ 28,950,027
Lease revenue                               27,401          37,970          82,020        124,122
                                      ------------    ------------    ------------   ------------
                                         9,324,695       8,831,742      29,731,215     29,074,149
Cost of goods sold and costs
  related to lease revenue               7,170,224       7,292,570      23,323,770     23,219,815
                                      ------------    ------------    ------------   ------------
Gross profit                             2,154,471       1,539,172       6,407,445      5,854,334
Selling and administrative expenses      1,257,479       1,558,777       4,514,696      4,868,378
                                      ------------    ------------    ------------   ------------
                                           896,992         (19,605)      1,892,749        985,956
Other income and expenses:
 Interest income                            16,023          18,052          44,378         56,917
 Interest expense                                -          (4,318)              -        (20,555)
 Gain from disposal of equipment                 -          10,635             430         16,134
 Other income, net of other expense          3,600           3,667          10,322         11,841
                                      ------------    ------------    ------------   ------------
Income before income taxes                 916,615           8,431       1,947,879      1,050,293
Provision for income taxes                 315,000           3,000         669,000        358,000
                                      ------------    ------------    ------------   ------------
Net income                            $    601,615    $      5,431    $  1,278,879   $    692,293
                                      ============    ============    ============   ============
Average common shares outstanding          966,132         966,132         966,132        966,132
                                      ============    ============    ============   ============
Per share data:
  Net income per share                $       0.62    $       0.01    $       1.32   $       0.72
                                      ============    ============    ============   ============
  Cash dividends declared per share   $       0.18    $       0.18    $       0.54   $       0.79
                                      ============    ============    ============   ============

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                               2004            2003
                                                           ------------    ------------
Retained earnings at beginning of period                   $ 26,326,352    $ 26,445,973

Net income for the nine months ended                          1,278,879         692,293

Cash dividends declared in the period,
  $.54 and $.79 per share in 2004 and 2003, respectively       (521,712)       (763,245)
                                                           ------------    ------------
Retained earnings at end of period                         $ 27,083,519    $ 26,375,021
                                                           ============    ============

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                             2004           2003
                                                          -----------    -----------
Cash flows from operating activities:
Net income                                                $ 1,278,879    $   692,293
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                              1,304,912      1,388,491
  Net gain on the sale of properties                             (430)       (16,134)
  Deferred income taxes                                       (69,000)       (23,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net                               (1,655,813)      (340,697)
    Inventories                                              (535,532)       640,313
    Other current assets                                     (111,078)          (240)
    Accounts payable                                          347,327        312,564
    Accrued expenses                                          721,041        (59,110)
                                                          -----------    -----------
      Net cash provided by operating activities             1,280,306      2,594,480
                                                          -----------    -----------
Cash flows from investing activities:
  Capital expenditures                                     (1,044,716)      (435,540)
  Proceeds from the sale of properties                            430         24,144
  Proceeds from held-to-maturity securities                   485,000      3,157,733
  Purchases of held-to-maturity securities                   (485,000)      (455,000)
                                                          -----------    -----------
    Net cash provided by (used in) investing activities    (1,044,286)     2,291,337
                                                          -----------    -----------
Cash flows from financing activities:
  Payments under term loan agreement                                -     (1,350,000)
  Cash dividends paid                                        (521,712)      (763,245)
                                                          -----------    -----------
    Net cash used in financing activities                    (521,712)    (2,113,245)
                                                          -----------    -----------
Net increase (decrease) in cash and cash equivalents         (285,692)     2,772,572
Cash and cash equivalents at beginning of period            5,530,099      2,204,430
                                                          -----------    -----------
Cash and cash equivalents at end of period                $ 5,244,407    $ 4,977,002
                                                          ===========    ===========
Supplemental schedule of noncash investing activities:
  Capital expenditures in accounts payable                $   214,853    $         -

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003 and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2004 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information -- The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                         Assembly
                                          Fastener       Equipment         Other     Consolidated
                                         -----------    -----------     ----------   ------------
Three Months Ended September 30, 2004:
Net sales and lease revenue              $ 7,824,144    $ 1,500,551     $        -   $ 9,324,695

Depreciation                                 378,218         28,518         32,820       439,556

Segment profit                             1,071,601        354,230              -     1,425,831
Selling and administrative expenses                                        525,239       525,239
Interest expense                                                                 -             -
Interest income                                                            (16,023)      (16,023)
                                                                                     -----------
Income before income taxes                                                               916,615
                                                                                     -----------
Capital expenditures                         874,280            874              -       875,154

Segment assets:
  Accounts receivable, net                 5,487,128        717,853              -     6,204,981
  Inventory                                3,926,253      1,843,067              -     5,769,320
  Property, plant and equipment, net       9,227,749      1,372,901        903,581    11,504,231
  Other assets                                     -              -      6,627,236     6,627,236
                                                                                     -----------
                                                                                      30,105,768
                                                                                     -----------
Three Months Ended September 30, 2003:
Net sales and lease revenue              $ 7,130,290    $ 1,701,452     $        -   $ 8,831,742

Depreciation                                 370,131         39,807         52,521       462,459

Segment profit                               342,670        305,913              -       648,583
Selling and administrative expenses                                        653,886       653,886
Interest expense                                                             4,318         4,318
Interest income                                                            (18,052)      (18,052)
                                                                                     -----------
Income before income taxes                                                                 8,431
                                                                                     -----------
Capital expenditures                         271,717          4,117         12,545       288,379

Segment assets:
  Accounts receivable, net                 4,291,184      1,044,210              -     5,335,394
  Inventory                                3,291,706      2,157,922              -     5,449,628
  Property, plant and equipment, net       9,346,714      1,421,108      1,053,415    11,821,237
  Other assets                                     -              -      6,274,416     6,274,416
                                                                                     -----------
                                                                                      28,880,675
                                                                                     -----------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                          Assembly
                                          Fastener        Equipment        Other       Consolidated
                                        ------------    ------------   -------------   ------------
Nine Months Ended September 30, 2004:
Net sales and lease revenue             $ 24,476,843    $  5,254,372   $           -   $ 29,731,215

Depreciation                               1,120,898          85,554          98,460      1,304,912

Segment profit                             2,363,581       1,244,466               -      3,608,047
Selling and administrative expenses                                        1,704,546      1,704,546
Interest expense                                                                   -              -
Interest income                                                              (44,378)       (44,378)
                                                                                       ------------
Income before income taxes                                                                1,947,879
                                                                                       ------------
Capital expenditures                       1,249,645           9,924               -      1,259,569

Nine Months Ended September 30, 2003:
Net sales and lease revenue             $ 23,423,470    $  5,650,679   $           -   $ 29,074,149

Depreciation                               1,110,957         119,971         157,563      1,388,491

Segment profit                             1,832,651       1,299,139               -      3,131,790
Selling and administrative expenses                                        2,117,859      2,117,859
Interest expense                                                              20,555         20,555
Interest income                                                              (56,917)       (56,917)
                                                                                       ------------
Income before income taxes                                                                1,050,293
                                                                                       ------------
Capital expenditures                         403,344          18,128          14,068        435,540

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results for the third quarter of 2004 were positive. Revenue of $9,324,695 for the quarter is approximately $493,000, or 5.6%, higher than that recorded in the third quarter of 2003. Net income of $601,615 compares quite favorably with the $5,431 reported in the same period of 2003, when revenues were much lower. Along with higher revenue, results for the quarter also benefited from reductions in some manufacturing costs and a refund of certain business taxes. These factors are discussed in more detail below. On a year to date basis, 2004 revenue of $29,731,215 is approximately $657,000 greater than during the same period in 2003, while net income for the first three quarters amounted to $1,278,879, an increase of approximately $587,000.

      For the third quarter of 2004, revenue within the fastener segment totaled $7,824,144, an improvement of nearly $694,000 compared with the third quarter of 2003. This improvement is due, in part, to a general increase in activity within our markets compared with the third quarter of 2003. In addition, we continue to ship product related to new applications to both existing customers and new customers. Higher volumes are one factor contributing to the improvement in margins, compared to the third quarter of 2003 when margins were affected by unusually low volumes. With the exception of indirect labor and related fringe benefit costs and repair and maintenance expense, both of which were lower on an absolute basis in 2004, most variable cost components increased by an amount consistent with the increased volume, while fixed costs were relatively unchanged. Prices paid for raw materials continued to rise during the third quarter of 2004. During the quarter, we had some success in passing along these costs. We also benefited, to some extent, from the higher material costs as we sold, at higher prices, some inventory that was valued at the lower material prices that prevailed in the prior quarter. In addition, a portion of these higher material costs is reflected in higher inventory values at the end of the third quarter. On a year to date basis, 2004 revenues within the fastener segment are 4.5% higher than those recorded in the first nine months of 2003. As in the third quarter, most year to date changes in manufacturing costs are consistent with the increased level of activity. Indirect labor, related fringe benefits and repair and maintenance expense have declined year to date, while higher than normal tooling expenses incurred in the first half of the year, in connection with the initial production of several new parts, contributed to year to date tooling expense being significantly higher than that incurred in the first nine months of 2003.

      The cost of raw material continues to be a serious concern. Global demand for commodities continues to manifest itself in the form of higher prices and limited material availability. Our efforts to recover these higher costs have met considerable resistance. We continue to pursue recovery of these costs, but our ability to do so may be limited by either competitive or contractual situations. In certain cases, we may find it advantageous to discontinue production of parts for which we cannot obtain price relief.

      Revenues within the assembly equipment segment declined by nearly 12% during the third quarter of 2004 compared to the third quarter of 2003. On a year to date basis, 2004 revenues trail the first nine months of 2003 by 7%. During the third quarter, as in the first six months, reductions in labor costs and depreciation expense helped offset the effects of lower volumes. During the third quarter, the combined effect of these reductions was sufficient to allow a slight increase in gross margins for this segment, when compared to the third quarter of 2003. However, on a year to date basis, the savings realized were not sufficient to fully offset the impact of lower volumes and 2004 gross margins are slightly below the amount recorded for the first nine months of 2003.

      During the third quarter, the Company received a refund of Michigan single business tax amounting to approximately $330,000 as the result of a successful appeal of the tax calculation for four prior years. This tax has been traditionally recorded as an element of selling and administrative expense. This refund is the primary reason that selling and administrative expenses were some $301,000 lower during the third quarter of 2004 than during the third quarter of 2003. Partially offsetting the benefit of the tax refund were increases in legal and professional fees. Reductions in salary and depreciation expense were partially offset by increases in commission and profit sharing expense related to higher sales and profits recorded during the quarter. On a year to date basis, these factors contributed to a net reduction in selling and administrative expense of $354,000.

      Accounts receivable increased by slightly more than $624,000 during the quarter and have increased by $1,656,000 since the beginning of the year. While the majority of the increase is due to higher sales, approximately one-third of the change is due to a one time delay in payments from a customer that had technical difficulties due to an accounting system change. That account is now current. We do not believe that the increase in the balance represents a deterioration of the quality of the receivables. The increase in inventory represents primarily the change in value associated with increases in the purchase price of raw material along with an increase in the quantity of raw materials on hand as availability continues to be a concern in the face of rising global demand for basic raw materials. With the exception of trade payables, the Company has no outstanding debt. During the quarter, the Company invested approximately $874,000 for the purchase of equipment used in the manufacture of fasteners. The Company's $1.0 million line of credit expires in May 2005 and as of September 30, 2004, remained unused. Management believes that the Company's current cash, cash equivalents, operating cash flow and available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

      Conditions within our markets remain largely unchanged from the prior quarter. Opportunities to further increase sales are limited by generally weak demand. This is especially true within the assembly equipment segment, where conditions have been weak for quite some time, and we have seen very little to indicate conditions in this segment will improve. Our outlook for the fastener segment is somewhat more optimistic as sales have shown some improvement and demand seems to have improved slightly, as well. We remain concerned about the cost and availability of raw materials. We continue to negotiate with our customers to recover these higher costs in the future, but we are concerned because some customers have resisted our efforts to negotiate price relief. At some point, we will be unable to accept future orders from these customers unless we are able to obtain price relief. At this time, it is not possible to predict the outcome of ongoing negotiations. We continue to actively pursue new business from both new and existing customers and our efforts continue to meet with some success, despite the extremely competitive conditions within our markets.

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

Item 6. Exhibits.

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

      99.1 Interim Report to Shareholders for the quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHICAGO RIVET & MACHINE CO.
                                        ---------------------------
                                                (Registrant)

Date: November 10, 2004

                                        /s/ John A. Morrissey
                                        -------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                         and Chief Executive Officer

Date: November 10, 2004

                                        /s/ John C. Osterman
                                        ----------------------------------
                                        John C. Osterman
                                        President, Chief Operating
                                          Officer and Treasurer
                                          (Principal Financial Officer)

Date:  November 10, 2004

                                        /s/ Michael J. Bourg
                                        ----------------------------------
                                        Michael J. Bourg
                                        Controller (Principal Accounting
                                         Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit                                                                                Page
Number                                                                                -------
31      Rule 13a-14(a) or 15d-14(a) Certifications

31.1    Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002             16

31.2    Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002             17

32      Section 1350 Certifications

32.1    Certification Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             18

32.2    Certification Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002             19

99.1    Interim Report to Shareholders for the quarter ended September 30, 2004       20 - 21