Form 10-K
period 2004-12-31
CHICAGO RIVET & MACHINE CO
filed 2005-03-29
CIK 19871

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

            For the fiscal year ended December 31, 2004
                                OR

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN EXCHANGE ACT RULE 12B-2).  YES ____               NO  X

     THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2004 WAS $21,567,015.

   AS OF MARCH 24, 2005 966,132 SHARES OF THE REGISTRANT'S COMMON STOCK WERE
                                  OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2004 (THE "2004 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2005 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 2004

Item                                                                   Page
 No.                                                                    No.
----                                                                   ----
                                     Part I

1.   Business                                                            3
2.   Properties                                                          4
3.   Legal Proceedings                                                   4
4.   Submission of Matters to a Vote of Security Holders                 4

                                    Part II

5.   Market for Registrant's Common Equity, Related Stockholder
       Matters and Issuer Purchases of Equity Securities                 6
6.   Selected Financial Data                                             6
7.   Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         6
7a.  Quantitative and Qualitative Disclosures About Market Risk         11
8.   Financial Statements and Supplementary Data                        12
9.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                         12
9a.  Controls and Procedures                                            12

                                    Part III

10.  Directors and Executive Officers of the Registrant                 12
11.  Executive Compensation                                             13
12.  Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters                       13
13.  Certain Relationships and Related Transactions                     13
14.  Principal Accountant Fees and Services                             13

                                    Part IV

15.  Exhibits and Financial Statement Schedules                         14

                                     PART I

ITEM 1 - BUSINESS

      Chicago Rivet & Machine Co. (the "Company") was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations and segments see Note 10 of the financial statements which appears on pages 9 and 10 of the Company's 2004 Annual Report to Shareholders. The 2004 Annual Report is filed as an exhibit to this report.

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

      The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2004, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to Fisher & Company accounted for approximately 22%, 21% and 17% of the Company's consolidated revenues in 2004, 2003, and 2002, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 13% of the Company's consolidated revenues in 2004, 13% in 2003 and 18% in 2002.

      The Company's business has historically been stronger during the first half of the year.

      The Company purchases raw material from a number of sources, primarily within the United States. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. Beginning early in 2004, the cost of raw materials used in the manufacture of fasteners escalated sharply due to increased global demand, primarily in Asia.

      Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

      The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last three years were not material.

      At December 31, 2004, the Company employed 296 people.

      The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company's total sales.

ITEM 2 - PROPERTIES

      The Company's headquarters office is located in Naperville, Illinois. It conducts its manufacturing and warehousing operations at four additional facilities. All of these facilities are described below. Each facility is owned by the Company and considered suitable and adequate for its present use. The Company also currently maintains a small sales and engineering office in Norwell, Massachusetts in a leased facility.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2004.

                      Executive Officers of the Registrant

      The names, ages and positions of all executive officers of the Company, as of March 25, 2005, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer                     Position                            Years an Officer
-----------------------                     --------                            ----------------
John A. Morrissey          69               Chairman, Chief                            24
                                               Executive Officer

John C. Osterman           53               President, Chief Operating                 21
                                               Officer and Treasurer

Nirendu Dhar               63               General Manager,                            4
                                               H & L Tool Company, Inc.

Donald P. Long             53               Vice President-Sales                       10

Kimberly A. Kirhofer       46               Secretary                                  14

Michael J. Bourg           42               Controller                                  6

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of March 4, 2005 there were approximately 281 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2004 Annual Report is incorporated herein by reference. The 2004 Annual Report is filed as an exhibit to this report. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends," for additional information about the Company's dividend policy.

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

ITEM 6 - SELECTED FINANCIAL DATA

      The section entitled "Selected Financial Data" which appears on page 11 of the 2004 Annual Report is incorporated herein by reference. The 2004 Annual Report is filed as an exhibit to this report.

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

RESULTS OF OPERATIONS

      Overall, results for 2004 show considerable improvement compared with the results posted for 2003. Revenues within the fastener segment improved significantly. However, only a portion of the increase was due to higher unit volume. The largest portion of the revenue increase reflects recovery of higher raw material costs. Our success within the fastener segment was tempered by continuing weakness in demand for products within the assembly equipment segment, where revenues declined compared to the prior year.

2004 COMPARED TO 2003

      Within the fastener segment, revenues increased by 4.7%, or nearly $1.5 million. Approximately $1.0 million of this increase represents the recovery of higher material costs related to the increase in the price of steel wire and rod which are our primary raw materials. The balance of the increase is primarily due to an increase in units shipped. Increases in the price of raw materials consumed in production amounted to $1,195,000. This was partially offset by an increase of $205,000 in scrap recovery and purchase discounts. In addition, perishable tooling expense increased $244,000 due to expenses related to the initial production of a number of new parts, while wage and fringe benefit costs increased $122,000. These higher costs were partially offset by a $317,000 reduction in outside material processing costs, due to a change in product mix, and by savings of $193,000 realized by handling the majority of our routine maintenance internally, rather than outsourcing as had previously been the practice. The net effect of these changes contributed to a $693,000 improvement in gross margin for this segment compared with 2003.

      Revenues within the assembly equipment segment declined 5.7%, or $412,000, compared to the prior year. This change was due to lower unit volumes which reflected lower demand for the product in this segment. Despite the reduction in volume, gross margins improved by $138,000 compared with 2003. Factors contributing to this improvement included: savings of $355,000 in wage and related benefit costs arising from reductions in the workforce undertaken in the fourth quarter of 2003; a reduction of $51,000 in material costs, primarily due to reduced volumes; and a reduction in depreciation expense of $45,000 as more equipment became fully depreciated.

      Selling and administrative expenses declined 3.6%, or $228,000, in 2004 compared with 2003. The largest single factor contributing to this change was a successful appeal of the Michigan single business tax paid in four prior years. The amount of this refund was $330,000. Reductions in headcount contributed to a net reduction of $127,000 in salary and fringe benefit expense. These savings were partially offset by an increase of $120,000 in profit sharing expense related to the increase in pre-tax income.

2003 COMPARED TO 2002

      Reduced revenues were the dominant factor contributing to reduced margins within the fastener segment during 2003. Fastener segment revenues declined abruptly late in the first quarter and remained weak for the balance of the year. For the year 2003, fastener segment revenues declined 11.3% compared to 2002, totaling a disappointing $31,024,036. Reductions in North American production of domestic automobiles and trucks contributed to the weakness in our business as did continuing competitive pressures which contributed to the loss of some business, as we were unable to meet the price concessions demanded by certain customers. In addition, some high margin parts were lost in connection with design changes that accompanied the new model year. Reductions in manufacturing staff failed to keep pace with the decline in business activity. Given the lower operating volumes in 2003, compared to 2002, labor costs were disproportionately higher by $317,000. In addition to labor, related taxes and fringe benefit costs, including employees' health insurance, were also disproportionately higher than in 2002 by approximately $420,000. Higher tooling expenses incurred in connection with the initial production of a variety of new parts caused tooling expenditures to be approximately $294,000 higher than would have been expected, given the reduction in operating levels.

      Within the assembly equipment segment, revenues declined 10.6% compared to 2002. As was the case in the fastener segment, lower volumes contributed to significantly reduced operating efficiencies that were manifested in labor and benefit costs which were disproportionately higher than the prior year by approximately $184,000. Other factors impacting margins within this segment were increases in the cost of raw materials of approximately $94,000, offset in part by a $55,000 decrease in depreciation expense due to some equipment becoming fully depreciated.

      Selling and administrative expenses for 2003 were 5.6% below those for 2002. A $302,000 reduction in profit sharing expense was the largest single factor contributing to the decrease in this expense category, followed by reductions of $145,000 in bonus expense, and $96,000 in commission expense due to lower sales in the current year. These reductions were partially offset by a $74,000 expense related to an early retirement program and an increase of $33,000 in the cost of employee health insurance.

      Net interest income increased by approximately $45,000 during 2003, primarily as a result of lower interest expense related to lower balances on a note payable, which was paid in full in December.

DIVIDENDS

      In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends of $.18 per share during 2004. On February 21, 2005, your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 18, 2005 to shareholders of record on March 4, 2005. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 71 years. At that same meeting, the Board also declared an extra dividend of $.15 per share to be paid April 20, 2005 to shareholders of record on April 5, 2005.

PROPERTY, PLANT AND EQUIPMENT

      Capital investments totaled $1.4 million during 2004. Capital expenditures were concentrated within the fastener segment, where investment totaled $1.3 million. Of this total, $1.1 million was invested to purchase cold-heading machinery and related equipment used in the manufacture of fasteners. The remainder of the expenditures within the fastener segment was for various building improvements, additional waste treatment equipment required to meet environmental requirements, and material handling equipment. The balance of the Company's 2004 capital expenditures covered a variety of smaller items, including computers and other office equipment.

      During 2003, capital expenditures amounted to $641,715, of which $535,268 was invested within the fastener segment, $89,379 was invested within the assembly equipment segment and the remainder was expended for building improvements that cannot be allocated between segments. Within the fastener segment, approximately $317,000 was invested in a new solvent-based parts cleaning system. Other expenditures were approximately $92,000 for vehicles, including $68,000 for a new delivery truck; $32,000 for in-line wire drawing equipment; some $21,000 for equipment related to quality control; with the balance expended for smaller tools and equipment and building improvements. Within the assembly equipment segment, approximately $86,000 was expended for the purchase of new equipment related to the manufacture of perishable tooling that is sold to customers. The balance was expended for building improvements and office equipment.

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

      Depreciation expense amounted to $1,757,962 in 2004, $1,861,600 in 2003, and $1,915,726 in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased approximately $1.2 million between December 31, 2003 and December 31, 2004. The Company's holdings in cash, cash equivalents and certificates of deposit amounted to nearly $6.3 million at the end of 2004. This is an increase of $.3 million compared with the prior year-end. Inventories increased by just over $1.0 million, reflecting both higher material prices and an increase in quantities on hand. Accounts receivable increased approximately $.3 million compared with the prior year-end, reflecting higher shipments during the latter portion of 2004 compared with the same period in 2003. Accruals for profit sharing contributions increased $.1 million compared to the prior year, due to increased income, and other accrued expenses increased $.2 million primarily due to an increase in income taxes payable. The Company has a $1.0 million line of credit, which expires May 31, 2005. This line of credit remains unused.

      OFF-BALANCE SHEET ARRANGEMENTS

      The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements.

      The following table presents a summary of the Company's contractual obligations as of December 31, 2004:

                                    Payments Due By Period
---------------------------------------------------------------------------------------------
                                            Less Than      1 - 3        4 - 5       More Than
Contractual Obligation           Total        1 Year       Years        Years        5 Years
-------------------------       --------    ---------    ---------     --------     ---------
Long-term Debt                  $     --    $      --    $      --     $     --     $      --
Capital Lease Obligations             --           --           --           --            --
Operating Leases                   9,164        9,164           --           --            --
Purchase Obligations             254,770      133,428      117,950        3,392            --
                                --------    ---------    ---------     --------     ---------
Total                           $263,934    $ 142,592    $ 117,950     $  3,392     $      --
                                ========    =========    =========     ========     =========

      Management believes that current cash, cash equivalents, operating cash flow and available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 2004, the Company did not have any outstanding debt. The Company did not use any derivative financial instruments during 2004.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. During interim periods, the Company uses estimated gross profit rates to determine the cost of goods sold for a small portion of its operations. Actual results can vary from these estimates, and these estimates are adjusted, as necessary, when actual information is available. The effect of these estimates is described in Note 11 of the financial statements.

      A summary of critical accounting policies can be found in Note 1 of the financial statements.

NEW ACCOUNTING STANDARDS

      The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The firm of PricewaterhouseCoopers LLP served as the Company's independent registered public accounting firm for the year ended December 31, 2004.

On February 28, 2005, the Company was notified by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, that PricewaterhouseCoopers LLP declined to stand for re-election as the Company's independent registered public accounting firm for the year ending December 31, 2005. PricewaterhouseCoopers LLP agreed, however, to continue to serve as the Company's independent registered public accounting firm until completion of its procedures on the financial statements of the Company for the year ended December 31, 2004. On March 21, 2005, PricewaterhouseCoopers LLP completed its procedures on the financial statements of the Company for the year ended December 31, 2004, and PricewaterhouseCoopers LLP ceased serving as the Company's independent registered public accounting firm.

On March 23, 2005, the Audit Committee engaged Grant Thornton LLP to serve as the Company's independent registered public accounting firm for the year ending December 31, 2005.

The reports of PricewaterhouseCoopers LLP on the Company's financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2004 and 2003 and through March 21, 2005, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in its report on the Company's financial statements for such years. During the years ended December 31, 2004 and 2003 and through March 21, 2005, there have been no "reportable events" (as defined in SEC Regulation S-K
Item 304(a)(1)(v)).

Between January 1, 2003 and the engagement of Grant Thornton LLP on March 23, 2005, neither the Company nor anyone acting on behalf of the Company consulted with Grant Thornton LLP regarding either (i) the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements; as such, no written or oral advice was provided or (ii) any matter that was either the subject of a disagreement with PricewaterhouseCoopers LLP or a "reportable event."

OUTLOOK FOR 2005

      Conditions within our markets remain unsettled. While the manufacturing segment of the economy has shown improvement overall, activity within the automotive sector, which is our major market, has not improved significantly. Published reports indicate that the "Big Three" domestic automobile manufacturers, which directly or indirectly represent our primary market, experienced a decline of nearly 4% in production during 2004. Although we do not anticipate a significant improvement in that market in 2005, we will continue to pursue opportunities within that market. In addition, we will continue pursuing opportunities that exist related to the North American operations of foreign-owned automobile manufacturers. We believe the size of the market warrants continued efforts to bolster our participation in this market.

      Activity within the assembly equipment segment continues to be a cause for concern. Demand for our products remains at very low levels, and we have seen little to suggest meaningful improvement in the near term. To the contrary, activity within the markets we serve is increasingly subject to foreign competition either from foreign-owned companies exporting finished products to the U.S., or indirectly as U.S. based companies outsource their assembly operations to countries with lower manufacturing costs. This trend obviously also has adverse consequences for the fastener segment, as well.

      The factors described above contribute to excess capacity within our industry, which has the effect of limiting our ability to negotiate price relief. We have had some success recovering higher raw material prices through the implementation of raw material surcharges and, over the past few months, raw material prices have stabilized. However, we have no assurance that this is anything more than a temporary situation. Any increase in global demand could easily lead to another round of material cost increases and could lead to availability constraints as well. As a result, we anticipate that margins will remain under pressure for the foreseeable future.

      In addition to the operating challenges identified above, we anticipate incurring significant additional costs in connection with the requirements of the Sarbanes-Oxley Act of 2002 and related SEC rules. Assuring compliance with these new requirements will entail a significant investment of management resources as well as significant monetary expenditures to document and review existing internal controls. Once the documentation phase is completed, there will be ongoing costs in the form of internal and external testing of these controls to assure continued compliance, and there will likely be an associated increase in the costs of the independent audit process.

      We will continue to exploit opportunities to reduce costs in all areas. While we have successfully implemented cost savings measures in the past, and will continue to do so, the incremental savings from future cost reduction initiatives will be more difficult to realize. Our best opportunity to improve bottom line performance rests with our ability to improve top line performance, and we plan to increase our efforts in that regard in the months ahead.

      We recognize that the Company's success depends upon many factors. We express our appreciation for the loyalty of our customers, our shareholders and for the dedicated and diligent efforts of our employees who continue to meet the challenges that we face daily. These are critical elements of our success - both past and future.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 2004, the Company did not have any outstanding debt. During 2004 the Company did not use derivative financial instruments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 16 through 19 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On February 28, 2005, the Company was notified by PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm that it declined to stand for re-election as the Company's independent registered public accounting firm for the year ending December 31, 2005, as reported on the Form 8-K filed on March 4, 2005. On March 21, 2005, PricewaterhouseCoopers LLP competed its procedures on the financial statements of the Company for the year ended December 31, 2004, and PricewaterhouseCoopers LLP ceased serving as the Company's independent registered public accounting firm, as reported on the Form 8-K/A filed on March 23, 2005.

      On March 23, 2005, the Company engaged Grant Thornton LLP as its independent registered public accounting firm for the year ending December 31, 2005, as reported on the Form 8-K filed on March 25, 2005.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Security Ownership of Management" on pages 5 through 7 of the Company's 2005 Proxy Statement, is incorporated herein by reference. The information with respect to the audit committee, its financial expert and the independence of its members, which is set forth in the third paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" on page 7 of the Company's 2005 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with Section 16(a) of the Exchange Act, which is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the 2005 Proxy Statement, is incorporated herein by reference. The 2005 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant", which appears on page 10 of this report.

      The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code is included as Exhibit 14 to this Report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

      The information set forth in the section entitled "Executive Compensation" which appears on pages 11 through 13 of the Company's 2005 Proxy Statement and the information relating to compensation of directors set forth in the penultimate paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" which appears on pages 7 through 10 of the Company's 2005 Proxy Statement is incorporated herein by reference. The 2005 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information set forth in the section entitled "Principal Shareholders" on page 3 of the Company's 2005 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Security Ownership of Management" on pages 5 through 7 of the Company's 2005 Proxy Statement is incorporated herein by reference. The 2005 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Shareholders.

      The Company does not have any equity compensation plans or arrangements.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information relating to the law firm of Morrissey & Robinson set forth in the last sentence of footnote (2) on page 6 of the Company's 2005 Proxy Statement is incorporated herein by reference. The 2005 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information set forth in section entitled "Independent Registered Public Accounting Firm" on pages 17 and 18 of the Company's 2005 Proxy Statement is incorporated herein by reference. The 2005 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2005 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

                                              Chicago Rivet & Machine Co.

                                              By /s/ John C. Osterman
                                                ------------------------
                                              John C. Osterman, President
                                              and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey                       Chairman of the Board of
---------------------                       Directors, Chief Executive
John A. Morrissey                           Officer and Member of the
                                            Executive Committee
                                            March 29, 2005

/s/ John C. Osterman                        President, Chief Operating
--------------------                        Officer, Treasurer (Chief
John C. Osterman                            Financial Officer), Member
                                            of the Executive Committee
                                            and Director
                                            March 29, 2005

/s/ Kent H. Cooney                          Director, Member of the
-------------------                         Audit Committee
Kent H. Cooney                              March 29, 2005

/s/ William T. Divane, Jr.                  Director, Member of the
--------------------------                  the Audit Committee
William T. Divane                           March 29, 2005

/s/ John R. Madden                          Director, Member of the
------------------                          Executive Committee and
John R. Madden                              Member of the Audit Committee
                                            March 29, 2005

/s/ Walter W. Morrissey                     Director, Member of Executive
-----------------------                     Committee
Walter W. Morrissey                         March 29, 2005

/s/ Michael J. Bourg                        Controller (Principal Accounting
-----------------------                     Officer)
Michael J. Bourg                            March 29, 2005

                           CHICAGO RIVET & MACHINE CO.

                        CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements, together with the notes thereto and the report thereon of PricewaterhouseCoopers LLP dated March 21, 2005, appearing on pages 5 to 11 of the accompanying 2004 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 2004 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 8 herein, the 2004 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2004 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 5 of 2004 Annual Report)

Consolidated Statements of Income (page 6 of 2004 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 2004 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 2004 Annual Report)

Notes to Consolidated Financial Statements (pages 8, 9, and 10 of 2004 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2004 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 2004 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                               2004, 2003 AND 2002

      The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2004 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                   Page
                                                                   ----
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)                     18

Report of Independent Registered Public Accounting Firm
  on Financial Statement Schedule                                   19

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                      Balance at            Additions                          Balance at
                                      Beginning            Charged to                             End
     Classification                    of Year              Expenses           Deductions(1)    of Year
------------------------              ----------           ----------          ------------    ----------
2004
Allowance for doubtful
accounts, returns
and allowances                        $  220,000           $   24,670          $    114,670    $  130,000

2003
Allowance for doubtful
accounts, returns
and allowances                        $  240,000           $   10,174          $     30,174    $  220,000

2002
Allowance for doubtful
accounts, returns
and allowances                        $  240,000           $    7,067          $      7,067    $  240,000

(1)   Accounts receivable written off, net of recoveries.

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule

To the Board of Directors
of Chicago Rivet & Machine Co.

Our audits of the consolidated financial statements referred to in our report dated March 21, 2005 appearing in the 2004 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 21, 2005

                           CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
Number                                                                            Page
-------                                                                         --------
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

3.4     Amended and Restated By-Laws, as amended
        February 16, 2004. Incorporated by reference to the Company's report on Form 10-K, dated March 29, 2004.

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

13*     Annual Report to Shareholders for the year
        ended December 31, 2004.                                                22 - 38

14      Code of Ethics for Principal Executive and Senior
        Financial Officers                                                      39 - 40

21      Subsidiaries of the Registrant.                                              41

31.1    Certification of CEO Pursuant to Rule 13a-14(a)
        or 15d-14(a) as Adopted Pursuant to Section 302 of
        the Sarbanes-Oxley Act of 2002.                                              42

31.2    Certification of CFO Pursuant to Rule 13a-14(a)
        or 15d-14(a) as Adopted Pursuant to Section 302 of
        the Sarbanes-Oxley Act of 2002.                                              43

32.1    Certification of CEO Pursuant to 18 U.S.C. Section 1350,
        as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.                                                            44

32.2    Certification of CFO Pursuant to 18 U.S.C. Section 1350,
        as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
        Act of 2002.                                                            45

* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.