Form 10-Q
period 2005-03-31
CHICAGO RIVET & MACHINE CO
filed 2005-05-09
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2005

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

         As of March 31, 2005, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.              FINANCIAL INFORMATION                                                Page
                                                                                          ----
           Consolidated Balance Sheets at March 31, 2005 and December 31, 2004             2-3
           Consolidated Statements of Operations for the Three
             Months Ended March 31, 2005 and 2004                                            4
           Consolidated Statements of Retained Earnings for the
             Three Months Ended March 31, 2005 and 2004                                      5
           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 2005 and 2004                                            6
           Notes to the Consolidated Financial Statements                                  7-8
           Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                          9-10
           Controls and Procedures                                                          11
PART II.             OTHER INFORMATION                                                   12-20

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004

                                                March 31,       December 31,
                                                   2005             2004
                                                   ----             ----
                                               (Unaudited)
                  Assets

Current Assets:
  Cash and cash equivalents                    $ 4,854,350      $ 5,464,368
  Certificates of deposit                          805,000          805,000
  Accounts receivable - net of allowances        5,699,195        4,867,615
  Inventories:
    Raw materials                                1,799,100        1,693,341
    Work in process                              2,267,379        2,136,996
    Finished goods                               2,391,099        2,412,133
                                               -----------      -----------
  Total inventories                              6,457,578        6,242,470
                                               -----------      -----------
  Deferred income taxes                            561,191          554,191
  Other current assets                             293,208          219,497
                                               -----------      -----------
Total current assets                            18,670,522       18,153,141
                                               -----------      -----------
Property, Plant and Equipment:
    Land and improvements                        1,015,635        1,015,635
    Buildings and improvements                   5,823,984        5,823,984
    Production equipment, leased
      machines and other                        29,290,409       29,272,638
                                               -----------      -----------
                                                36,130,028       36,112,257
Less accumulated depreciation                   25,378,611       24,965,941
                                               -----------      -----------
Net property, plant and equipment               10,751,417       11,146,316
                                               -----------      -----------
Total assets                                   $29,421,939      $29,299,457
                                               ===========      ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                      March 31, 2005 and December 31, 2004

                                                           March 31,          December 31,
                                                              2005                2004
                                                              ----                ----
                                                          (Unaudited)
         Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                           2,038,978          1,367,221
  Accrued wages and salaries                                   816,469            706,701
  Contributions due profit sharing plan                             --            252,312
  Other accrued expenses                                       643,502            604,645
                                                          ------------       ------------
Total current liabilities                                    3,498,949          2,930,879

Deferred income taxes                                        1,501,275          1,551,275
                                                          ------------       ------------
Total liabilities                                            5,000,224          4,482,154
                                                          ------------       ------------
Commitments and contingencies (Note 4)

Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                                    --                 --
   Common stock, $1.00 par value, 4,000,000 shares
    authorized: 1,138,096 shares issued                      1,138,096          1,138,096
   Additional paid-in capital                                  447,134            447,134
   Retained earnings                                        26,758,583         27,154,171
   Treasury stock, 171,964 shares at cost                   (3,922,098)        (3,922,098)
                                                          ------------       ------------
Total shareholders' equity                                  24,421,715         24,817,303
                                                          ------------       ------------
Total liabilities and shareholders' equity                $ 29,421,939       $ 29,299,457
                                                          ============       ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                              2005               2004
                                              ----               ----
Net sales                                 $ 10,055,119       $ 10,141,957
Lease revenue                                   27,743             27,007
                                          ------------       ------------
                                            10,082,862         10,168,964
Cost of goods sold and costs
  related to lease revenue                   8,480,423          8,146,558
                                          ------------       ------------
Gross profit                                 1,602,439          2,022,406
Selling and administrative expenses          1,749,766          1,596,349
                                          ------------       ------------
  Operating profit (loss)                     (147,327)           426,057

Other income and expenses:
  Interest income                               26,762             14,381
  Other income, net of other expense             4,800              2,550
                                          ------------       ------------
Income (loss) before income taxes             (115,765)           442,988
Provision (benefit) for income taxes           (39,000)           152,000
                                          ------------       ------------
Net Income (loss)                         $    (76,765)      $    290,988
                                          ============       ============
Average common shares outstanding              966,132            966,132
                                          ============       ============
Per share data:
  Net income (loss) per share             $      (0.08)      $       0.30
                                          ============       ============
  Cash dividends declared per share       $       0.33       $       0.18
                                          ============       ============

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                       2005             2004
                                                       ----             ----
Retained earnings at beginning of period          $ 27,154,171     $ 26,326,352

Net income (loss) for the three months ended           (76,765)         290,988

Cash dividends declared in the period;
  $.33 per share in 2005 and $.18 in 2004             (318,823)        (173,904)
                                                  ------------     ------------
Retained earnings at end of period                $ 26,758,583     $ 26,443,436
                                                  ============     ============

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                    2005              2004
                                                                    ----              ----
Cash flows from operating activities:
Net income (loss)                                              $   (76,765)      $   290,988
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Depreciation                                                     419,808           432,678
  Net gain on the sale of equipment                                   (300)             (430)
  Deferred income taxes                                            (57,000)          (39,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                      (831,580)       (1,095,255)
    Inventories                                                   (215,108)         (103,929)
    Other current assets                                           (73,711)          (45,205)
    Accounts payable                                               526,838           444,781
    Accrued wages and salaries                                     109,768           182,574
    Accrued profit sharing                                        (252,312)          (70,257)
    Other accrued expenses                                          38,857           236,362
                                                               -----------       -----------
      Net cash (used in) provided by operating activities         (411,505)          233,307
                                                               -----------       -----------
Cash flows from investing activities:

  Capital expenditures                                             (24,909)          (61,512)
  Proceeds from the sale of properties                                 300               430
  Proceeds from held-to-maturity securities                        225,000           200,000
  Purchases of held-to-maturity securities                        (225,000)         (200,000)
                                                               -----------       -----------
      Net cash used in investing activities                        (24,609)          (61,082)
                                                               -----------       -----------
Cash flows from financing activities:
  Cash dividends paid                                             (173,904)         (173,904)
                                                               -----------       -----------
      Net cash used in financing activities                       (173,904)         (173,904)
                                                               -----------       -----------
Net decrease in cash and cash equivalents                         (610,018)           (1,679)
Cash and cash equivalents at beginning of period                 5,464,368         5,530,099
                                                               -----------       -----------
Cash and cash equivalents at end of period                     $ 4,854,350       $ 5,528,420
                                                               ===========       ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 (unaudited) and December 31, 2004 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year.

3. The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.

4. The Company is, from time to time, involved in litigation, including environmental claims and contract disputes, in the normal course of business. While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company's financial position.

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information -- The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                               Assembly
                                                Fastener      Equipment          Other           Consolidated
                                                --------      ---------          -----           ------------
Three Months Ended March 31, 2005:
Net sales and lease revenue                    $ 8,347,558   $ 1,735,304                         $ 10,082,862
Depreciation                                       375,915        26,106           17,787             419,808
Segment profit                                      57,643       440,161                              497,804
Selling and administrative expenses                                               640,331             640,331
Interest expense                                                                       --                  --
Interest income                                                                   (26,762)            (26,762)
                                                                                                 ------------
Loss before income taxes                                                                             (115,765)
                                                                                                 ------------
Capital expenditures                                20,780         1,520            2,609              24,909

Segment assets:
  Accounts receivable, net                       5,058,367       640,828                            5,699,195
  Inventory                                      4,521,144     1,936,434                            6,457,578
  Property, plant and equipment, net             8,557,133     1,330,851          863,433          10,751,417
  Other assets                                                                  6,513,749           6,513,749
                                                                                                 ------------
                                                                                                   29,421,939
                                                                                                 ------------
Three Months Ended March 31, 2004:
Net sales and lease revenue                    $ 8,261,283   $ 1,907,681      $        --        $ 10,168,964

Depreciation                                       371,340        28,518           32,820             432,678

Segment profit                                     574,733       434,003               --           1,008,736
Selling and administrative expenses                                               580,129             580,129
Interest expense                                                                       --                  --
Interest income                                                                   (14,381)            (14,381)
                                                                                                 ------------
Income before income taxes                                                                            442,988
                                                                                                 ------------
Capital expenditures                                61,512            --               --              61,512

Segment assets:
  Accounts receivable, net                       4,767,831       876,592               --           5,644,423
  Inventory                                      3,396,822     1,940,895               --           5,337,717
  Property, plant and equipment, net             8,789,175     1,420,013          969,220          11,178,408
  Other assets                                          --            --        6,849,376           6,849,376
                                                                                                 ------------
                                                                                                   29,009,924
                                                                                                 ------------

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Results for the first quarter of 2005 were quite disappointing. As a result of lower assembly equipment sales revenue, higher raw material costs and a significant increase in administrative expenses, the Company recorded its first quarterly loss in over 17 years.

         Within the fastener segment, revenues increased approximately 1%, from $8,261,283 in the first quarter of 2004 to $8,347,558 in the first quarter of 2005. However, that change includes the pass through of a portion of higher raw material prices that were incurred in the first quarter of 2005. First quarter revenues, excluding the portion attributable to recovery of raw material price increases, were nearly 4.5% lower than in the first quarter of 2004. Gross margins declined $403,000 compared to the first quarter of 2004. The major factors contributing to the decrease in margins were an increase of $476,000 in the cost of raw material and outside services, due primarily to increases in the price of steel, partially offset by a reduction in tooling expense of $117,000. The balance represents the net effect of various smaller changes in other components of cost of sales.

         Revenues within the assembly equipment segment declined 9% in the first quarter of 2005 compared to the first quarter of 2004. Demand for our products in this segment continues to be comparatively weak. We were able to reduce most costs of manufacturing by amounts consistent with the reduction in volume and as a result, gross margins declined by $17,000, which is a 2% reduction from the year earlier period.

         Selling and administrative expenses during the first quarter of 2005 were $153,000 higher than during the first quarter of 2004. Major factors contributing to this increase included an increase in professional services of $145,000 primarily related to reviews of procedures and documentation in connection with Sarbanes-Oxley Act of 2002 compliance. In addition, legal fees increased approximately $86,000 in connection with ongoing litigation and other matters. These increases were partially offset by a reduction of $63,000 in profit sharing expense and smaller, net reductions in a variety of other expenses.

         Working capital declined by $52,000 from the beginning of the quarter and amounted to $15.2 million at the end of the first quarter. Inventory balances increased by $215,000 during the quarter. During the latter part of 2004, inventory levels increased in response to concerns about availability and rising prices for raw material. Although those concerns eased during the quarter, the decline in demand for our products limited our ability to reduce inventory levels during the quarter. Holdings in cash, cash equivalents and certificates of deposit amounted to $5.7 million at the end of the quarter, a decline of $.6 million. Accounts receivable balances increased by $.8 million during the quarter as a result of first quarter 2005 sales being higher than fourth quarter 2004 sales. Current liabilities increased by $568,000 during the quarter, primarily due to increases in accounts payable that are related to an extra dividend, declared in February 2005 and paid in April 2005, with the balance of the change due primarily to timing of payments to vendors.

         The Company has a $1.0 million line of credit, which expires May 31, 2005. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

         The recent quarter has been a very difficult one. Demand from our major customers weakened during the first quarter. While we anticipate that demand will improve, the amount and timing is uncertain and dependent upon factors that are beyond our control. Domestic automobile production, especially that of the " Big Three," is one such factor. Overall domestic manufacturing levels are another factor. The customers that we serve are increasingly subject to foreign competition. In response, they are increasingly turning to foreign sources for product or have outsourced portions of their operations to other, lower cost countries. In either case, the result adversely impacts our potential market and increases the competition for available market share. These conditions continue to limit our pricing ability. We have been fairly successful in controlling manufacturing costs, with the notable exception of raw material costs which have increased significantly over the past year. While prices have recently softened slightly, raw material prices remain much higher than one year ago and our ability to pass these higher costs on to customers remains limited by the factors described above. We do not anticipate that the situation will change appreciably in the near term. While we anticipate that costs associated with Sarbanes-Oxley compliance will eventually decline somewhat, we expect that second quarter costs will be approximately equal to those incurred in the first quarter. We also expect legal expenses will be higher than usual during the coming months. We will continue to seek opportunities to expand our market and to increase our share of the existing market, while working to further reduce our costs. Our future success is tied to our ability to successfully accomplish these two objectives.

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

         31.2     Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
                     Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32       Section 1350 Certifications

         32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1     Interim Report to Shareholders for the quarter ended March 31,
                     2005.

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

                                             CHICAGO RIVET & MACHINE CO.
                                         ----------------------------------
                                                    (Registrant)

Date: May 9, 2005
                                         /s/  John A. Morrissey
                                         ----------------------------------
                                         John A. Morrissey
                                         Chairman of the Board of Directors
                                           and Chief Executive Officer

Date: May 9, 2005
                                         /s/  John C. Osterman
                                         ----------------------------------
                                         John C. Osterman
                                         President, Chief Operating
                                           Officer and Treasurer
                                           (Principal Financial Officer)


Date: May 9, 2005

                                         /s/  Michael J. Bourg
                                         ----------------------------------
                                         Michael J. Bourg
                                         Controller (Principal Accounting
                                           Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS


Exhibit
Number                                                                                              Page
------                                                                                              ----

 31            Rule 13a-14(a) or 15d-14(a) Certifications

 31.1          Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
                      Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                15

 31.2          Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
                      Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                16

 32            Section 1350 Certifications

 32.1          Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               17

 32.2          Certification Pursuant to 18 U.S.C. Section 1350, as
                      Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002               18

 99.1          Interim Report to Shareholders for the quarter ended March 31, 2005               19 - 20