Form 10-Q
period 2005-06-30
CHICAGO RIVET & MACHINE CO
filed 2005-08-12
CIK 19871

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

     As of June 30, 2005, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                            Page

         Consolidated Balance Sheets at June 30, 2005
                  and December 31, 2004                                      2-3

         Consolidated Statements of Operations for the Three
                  and Six Months Ended June 30, 2005 and 2004                  4

         Consolidated Statements of Retained Earnings for the
                  Six Months Ended June 30, 2005 and 2004                      5

         Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2005 and 2004                          6

         Notes to the Consolidated Financial Statements                      7-9

         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      10-11

         Controls and Procedures                                              12

PART II.                   OTHER INFORMATION                               13-21

Item 1. Financial Statements.

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 2005 and December 31, 2004


                                                       June 30,        December 31,
                                                         2005             2004
                                                     ------------     ------------
                                                     (Unaudited)
                        Assets

Current Assets:
  Cash and cash equivalents                           $ 4,676,768     $ 5,464,368
  Certificates of deposit                                 805,000         805,000
  Accounts receivable - net of allowances               6,438,881       4,867,615
  Inventories:
    Raw materials                                       1,539,164       1,693,341
    Work in process                                     2,034,931       2,136,996
    Finished goods                                      2,269,304       2,412,133
                                                      -----------     -----------
  Total inventories                                     5,843,399       6,242,470
                                                      -----------     -----------

  Deferred income taxes                                   571,191         554,191
  Other current assets                                    167,160         219,497
                                                      -----------     -----------

Total current assets                                   18,502,399      18,153,141
                                                      -----------     -----------

Property, Plant and Equipment:
  Land and improvements                                 1,015,635       1,015,635
  Buildings and improvements                            5,948,829       5,823,984
  Production equipment, leased machines and other      29,639,114      29,272,638
                                                      -----------     -----------
                                                       36,603,578      36,112,257
  Less accumulated depreciation                        25,798,149      24,965,941
                                                      -----------     -----------
Net property, plant and equipment                      10,805,429      11,146,316
                                                      -----------     -----------

Total assets                                          $29,307,828     $29,299,457
                                                      ===========     ===========


See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      June 30, 2005 and December 31, 2004


                                                         June 30,        December 31,
                                                           2005             2004
                                                      ------------      -------------
                                                      (Unaudited)
                  Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                       2,079,844         1,367,221
  Accrued wages and salaries                               848,941           706,701
  Other accrued expenses                                   930,444           856,957
                                                      ------------      ------------
Total current liabilities                                3,859,229         2,930,879

Deferred income taxes                                    1,353,275         1,551,275
                                                      ------------      ------------

Total liabilities                                        5,212,504         4,482,154
                                                      ------------      ------------

Commitments and contingencies (Note 4)

Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                                --                --
  Common stock, $1.00 par value, 4,000,000 shares
    authorized: 1,138,096 shares issued                  1,138,096         1,138,096
  Additional paid-in capital                               447,134           447,134
  Retained earnings                                     26,432,192        27,154,171
  Treasury stock, at cost, 171,964 shares               (3,922,098)       (3,922,098)
                                                      ------------      ------------
Total shareholders' equity                              24,095,324        24,817,303
                                                      ------------      ------------

Total liabilities and shareholders' equity            $ 29,307,828      $ 29,299,457
                                                      ============      ============




See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)



                                               Three Months Ended                   Six Months Ended
                                                   June 30,                             June 30,
                                         ------------------------------     ------------------------------
                                             2005              2004             2005              2004
                                         ------------      ------------     ------------      ------------
Net sales                                $ 10,036,880      $ 10,209,944     $ 20,091,999      $ 20,351,901
Lease revenue                                  27,512            27,612           55,255            54,619
                                         ------------      ------------     ------------      ------------
                                           10,064,392        10,237,556       20,147,254        20,406,520
Cost of goods sold and costs
  related to lease revenue                  8,646,641         8,006,988       17,127,064        16,153,546
                                         ------------      ------------     ------------      ------------

Gross profit                                1,417,751         2,230,568        3,020,190         4,252,974
Selling and administrative expenses         1,683,491         1,660,438        3,433,257         3,257,217
                                         ------------      ------------     ------------      ------------
  Operating profit (loss)                    (265,740)          570,130         (413,067)          995,757

Other income and expenses:
  Interest income                              33,275            13,974           60,037            28,355
  Gain from disposal of equipment                  --                --               --               430
  Other income                                  2,978             4,172            7,778             6,722
                                         ------------      ------------     ------------      ------------

Income (loss) before income taxes            (229,487)          588,276         (345,252)        1,031,264
Provision (benefit) for income taxes          (77,000)          202,000         (116,000)          354,000
                                         ------------      ------------     ------------      ------------

Net income (loss)                        $   (152,487)     $    386,276     $   (229,252)     $    677,264
                                         ============      ============     ============      ============

Average common shares outstanding             966,132           966,132          966,132           966,132
                                         ============      ============     ============      ============

Per share data:
  Net income (loss) per share            $      (0.16)     $       0.40     $      (0.24)     $       0.70
                                         ============      ============     ============      ============

  Cash dividends declared per share      $       0.18      $       0.18     $       0.51      $       0.36
                                         ============      ============     ============      ============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)



                                                               2005               2004
                                                           ------------      --------------
Retained earnings at beginning of period                   $ 27,154,171      $   26,326,352

Net income (loss) for the six months ended                     (229,252)            677,264

Cash dividends declared in the period, $.51 and
  $.36 per share in 2005 and 2004, respectively                (492,727)           (347,808)
                                                           ------------      --------------

Retained earnings at end of period                         $ 26,432,192      $   26,655,808
                                                           ============      ==============



See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2005 and 2004
                                  (Unaudited)


                                                                  2005             2004
                                                              -----------      -----------
Cash flows from operating activities:
Net income (loss)                                             $  (229,252)     $   677,264
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Depreciation                                                    839,826          865,356
  Net gain on the sale of properties                                 (300)            (430)
  Deferred income taxes                                          (215,000)        (188,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                   (1,571,266)      (1,032,075)
    Inventories                                                   399,071          107,154
    Other current assets                                           52,337           54,811
    Accounts payable                                              483,562           53,630
    Accrued wages and salaries                                    142,240          111,620
    Other accrued expenses                                         73,487          344,558
                                                              -----------      -----------
      Net cash (used in) provided by operating activities         (25,295)         993,888
                                                              -----------      -----------

Cash flows from investing activities:
  Capital expenditures                                           (269,878)        (232,852)
  Proceeds from the sale of properties                                300              430
  Proceeds from held-to-maturity securities                       405,000          105,000
  Purchases of held-to-maturity securities                       (405,000)        (105,000)
                                                              -----------      -----------
    Net cash used in investing activities                        (269,578)        (232,422)
                                                              -----------      -----------

Cash flows from financing activities:
  Cash dividends paid                                            (492,727)        (347,808)
                                                              -----------      -----------
    Net cash used in financing activities                        (492,727)        (347,808)
                                                              -----------      -----------

Net (decrease) increase in cash and cash equivalents             (787,600)         413,658
Cash and cash equivalents at beginning of period                5,464,368        5,530,099
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $ 4,676,768      $ 5,943,757
                                                              ===========      ===========

Supplemental schedule of noncash investing activities:
  Capital expenditures in accounts payable                    $   229,061      $   151,563



See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2005 (unaudited) and December 31,2004 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2005 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:



                                                               Assembly
                                               Fastener        Equipment         Other              Consolidated
                                             -----------      -----------      ----------           -------------
Three Months Ended June 30, 2005:
Net sales and lease revenue                  $ 8,444,808      $ 1,619,584                            $10,064,392

Depreciation                                     376,125           26,106         17,787                 420,018

Segment profit                                    37,349          359,887                                397,236
Selling and administrative expenses                                             (659,998)               (659,998)
Interest income                                                                   33,275                  33,275
                                                                                                     -----------
Income (loss) before income taxes                                                                       (229,487)
                                                                                                     -----------
Capital expenditures                             351,785               --        122,245                 474,030


Segment assets:
  Accounts receivable, net                     5,654,635          784,246                              6,438,881
  Inventory                                    3,972,629        1,870,770                              5,843,399
  Property, plant and equipment, net           8,532,793        1,304,745        967,891              10,805,429
  Other assets                                                                 6,220,119               6,220,119
                                                                                                    ------------
                                                                                                      29,307,828
                                                                                                    ------------

Three Months Ended June 30, 2004:
Net sales and lease revenue                  $ 8,391,416      $ 1,846,140    $        --            $ 10,237,556

Depreciation                                     371,340           28,518         32,820                 432,678

Segment profit                                   717,247          456,233             --               1,173,480
Selling and administrative expenses                                             (599,178)               (599,178)
Interest income                                                                   13,974                  13,974
                                                                                                    ------------
Income before income taxes                                                                               588,276
                                                                                                    ------------

Capital expenditures                             313,853            9,050             --                 322,903

Segment assets:
  Accounts receivable, net                     4,778,575          802,668             --               5,581,243
  Inventory                                    3,335,421        1,791,213             --               5,126,634
  Property, plant and equipment, net           8,731,688        1,400,545        936,400              11,068,633
  Other assets                                        --               --      7,161,697               7,161,697
                                                                                                    ------------
                                                                                                      28,938,207
                                                                                                    ------------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                     Assembly
                                               Fastener              Equipment              Other            Consolidated
                                             ------------           ------------        ------------         -------------
Six Months Ended June 30, 2005:
Net sales and lease revenue                  $ 16,792,366           $  3,354,888                              $ 20,147,254

Depreciation                                      752,040                 52,212              35,574               839,826

Segment profit                                    112,492                782,548                                   895,040
Selling and administrative expenses                                                       (1,300,329)           (1,300,329)
Interest income                                                                              60,037                 60,037
                                                                                                              ------------
Income (loss) before income taxes                                                                                 (345,252)
                                                                                                              ------------

Capital expenditures                              372,565                  1,520             124,854               498,939

Six Months Ended June 30, 2004:
Net sales and lease revenue                  $ 16,652,699           $  3,753,821        $         --          $ 20,406,520

Depreciation                                      742,680                 57,036              65,640               865,356

Segment profit                                  1,291,980                890,236                  --             2,182,216
Selling and administrative expenses                                                       (1,179,307)           (1,179,307)
Interest income                                                                               28,355                28,355
                                                                                                              ------------
Income before income taxes                                                                                       1,031,264
                                                                                                              ------------

Capital expenditures                              375,365                  9,050                  --               384,415

                              CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The combination of higher raw material costs, increases in administrative expenses and generally lower volumes adversely impacted our results for the current quarter and for the year to date.

         Within the fastener segment, revenues increased less than 1%, from $8,391,416 in the second quarter of 2004 to $8,444,808 in the second quarter of 2005. However, that improvement reflects the sale of product with higher unit prices, which partially offset a decline in units sold. It also includes the recovery of a portion of higher raw material costs that were incurred in the second quarter of 2005. Second quarter revenues, excluding the recovery of raw material price increases, were 2.9% lower than in the second quarter of 2004. Gross margins declined approximately $698,000 compared to the second quarter of 2004. A change in product mix that favored product with higher material content caused material costs to increase approximately $200,000 compared to the second quarter of 2004. Material prices remained much higher than during the second quarter of 2004 and market conditions were such that we had to absorb approximately $67,000 of the increase in material prices. Other factors that adversely impacted margins during the second quarter included an increase in expenditures for perishable tooling of $159,000 and a $40,000 increase in repairs and maintenance expense. These increases were more a result of timing as the year to date change in these items is not significant. In addition, outside processing costs increased by $127,000 in connection with the introduction of new parts. The balance of the decline in gross margin is primarily the result of lower volume.

         For the first six months, fastener segment revenues increased by less than 1%. That change includes the pass through of a portion of higher costs for raw materials. Excluding the material cost recovery, net sales declined by approximately 3.9% in the current year. Gross margins for the first six months of 2005 declined $1,084,000 compared to the first half of 2004. Higher material costs account for $871,000 of this change. Factors affecting material costs include unrecovered material cost increases of $370,000, increases in outside processing (related to a change in product mix) of $219,000, and higher material content, related to a change in product mix, of approximately $282,000. The remainder of the change in gross margin was primarily a factor of lower unit volumes.

         Revenues within the assembly equipment segment declined $226,556, or 12.3%, in the second quarter of 2005 compared to the second quarter of 2004, as demand for our products in this segment continues to show weakness. Gross margins for this segment declined approximately $115,000, almost entirely due to the reduction in volumes. For the first six months, revenues in this segment declined approximately $399,000, or 10.6%, compared to the first six months of 2004. Although we were able to reduce elements of manufacturing costs consistent with this decline in activity, the decline in volume resulted in a reduction of first half gross margins of $149,000 when comparing 2005 to 2004.

         Selling and administrative expenses for the second quarter of 2005 were approximately $23,000 higher than during the second quarter of 2004. Major factors contributing to this change include increases in professional services of $95,000 primarily related to compliance with the Sarbanes-Oxley Act of 2002, and legal fees of $34,000 in connection with ongoing litigation and other matters. These increases were partially offset by a reduction of $78,000 in profit sharing expense and smaller, net reductions in a variety of other expenses. On a year to date basis, selling and administrative expenses increased $176,000 compared to the first six months of 2004. Factors contributing to this increase include $234,000, primarily related to Sarbanes-Oxley Act of 2002 compliance; $120,000 in legal fees incurred in connection with ongoing litigation and other matters; and $44,000 in higher salaries and wages. These higher costs were partially offset by reductions in profit sharing expense of $141,000; a $57,000 reduction in the Michigan single business tax and lower depreciation of $30,000.

         Working capital at June 30, 2005 amounted to $14.6 million, a decline of $.58 million from the beginning of the year. Inventory balances have declined $.4 million this year. As concerns about the availability of raw materials eased, we have reduced the levels of raw material in stock. Levels of work in process and finished goods are also lower, as production levels have been reduced in response to weaker demand. Holdings in cash and cash equivalents amounted to $5.5 million at the end of the second quarter, a year to date decline of $.8 million. Accounts receivable balances have increased by $1.6 million this year. Collections typically lag shipments by several weeks, and the June 30 balance reflects the fact that second quarter sales were more heavily concentrated in the latter part of the quarter and were higher than those of the fourth quarter of 2004. Current liabilities are $.9 million higher than at the beginning of the year, primarily due to an increase of $.7 million in accounts payable. $.2 million of the increase in payables relates to building improvements while the remainder is caused by the generally higher level of activity at June 30 compared to December 31.

         The Company has a $1.0 million line of credit, which expires May 31, 2006. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

         This has been a very difficult year. Demand for our products continues to be weak. Many of our customers are subject to foreign competition and have responded by turning to foreign sources for product or by outsourcing their operations to lower cost countries. As a result, the available market for our products is reduced and competition for available market share increases. Past efforts to solicit profitable business from both new and existing customers have not been as successful as we expected. In July, we implemented changes to strengthen our sales efforts and we believe this will yield positive results in the future. While raw material costs have begun to recede to a limited extent, we expect that the market will dictate that these savings be passed on to our customers. As volumes have fallen, it has become increasingly difficult to make matching, incremental changes in our operating levels. We will continue to make adjustments to our staffing levels in response to changing market conditions, subject to limitations that would affect our ability to adequately meet customer's service expectations. Costs associated with Sarbanes-Oxley compliance declined somewhat more than expected during the second quarter as the compliance deadline was extended, but we still expect to incur significant costs related to compliance in the third quarter. We also expect legal expenses will continue to be higher than usual during the coming months. Increasing revenue and controlling costs continue to be critical to our future success, and we remain focused on making progress in both of these critical areas.

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

                          PART II -- OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on May 10, 2005. The only proposal voted upon was the election of nine directors for a term ending at the Annual Meeting in 2006. The nine persons nominated by the Company's Board of Directors received the following votes and were elected:



              NAME                       VOTES FOR           VOTES WITHHELD
              ----                       ---------           --------------

         Edward L. Chott                  896,022               37,953
         Kent H. Cooney                   899,273               35,433
         Nirendu Dhar                     899,272               35,433
         William T. Divane, Jr.           900,892               34,533
         George P. Lynch                  898,731               35,903
         John R. Madden                   898,036               37,059
         John A. Morrissey                900,780               34,634
         Walter W. Morrissey              897,634               37,059
         John C. Osterman                 900,891               34,533



Item 6.  Exhibits


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

         99.1     Interim Report to Shareholders for the quarter ended
                    June 30, 2005.

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

                                              CHICAGO RIVET & MACHINE CO.
                                              ----------------------------------
                                                    (Registrant)

Date:  August 12, 2005
                                              /s/ John A. Morrissey
                                              ----------------------------------
                                              John A. Morrissey
                                              Chairman of the Board of Directors
                                                and Chief Executive Officer


Date:  August 12, 2005
                                              /s/ John C. Osterman
                                              ----------------------------------
                                              John C. Osterman
                                              President, Chief Operating
                                                Officer and Treasurer
                                                (Principal Financial Officer)


Date:  August 12, 2005

                                              /s/ Michael J. Bourg
                                              ----------------------------------
                                              Michael J. Bourg
                                              Controller (Principal Accounting
                                                Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit                                                                  Page
Number                                                                  -------


  31     Rule 13a-14(a) or 15d-14(a) Certifications

  31.1   Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
           Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
           of 2002                                                         16

  31.2   Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
           Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
           of 2002                                                         17


  32     Section 1350 Certifications

  32.1   Certification Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002                                                         18

  32.2   Certification Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
           of 2002                                                         19


  99.1   Interim Report to Shareholders for the quarter ended
           June 30, 2005                                                 20 - 21