Form 10-Q
period 2005-09-30
CHICAGO RIVET & MACHINE CO
filed 2005-11-14
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   X   No
    -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X  .
    -----    -----

     As of September 30, 2005, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                            Page
                                                                           -----
PART I. FINANCIAL INFORMATION

   Consolidated Balance Sheets at September 30, 2005
      and December 31, 2004                                                  2-3

   Consolidated Statements of Operations for the Three and
      Nine Months Ended September 30, 2005 and 2004                            4

   Consolidated Statements of Retained Earnings for the
      Nine Months Ended September 30, 2005 and 2004                            5

   Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 2005 and 2004                                 6

   Notes to the Consolidated Financial Statements                            7-9

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  10-11

   Controls and Procedures                                                    12

PART II. OTHER INFORMATION                                                 13-21

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                     September 30,   December 31,
                                                          2005           2004
                                                     -------------   ------------
                                                      (Unaudited)      (Audited)
Assets
Current Assets:
   Cash and cash equivalents                          $ 3,538,402     $ 5,464,368
   Certificates of deposit                              1,005,000         805,000
   Accounts receivable - net of allowances              6,797,496       4,867,615
   Inventories:
      Raw materials                                     1,539,364       1,693,341
      Work in process                                   2,223,126       2,136,996
      Finished goods                                    2,161,547       2,412,133
                                                      -----------     -----------
   Total inventories                                    5,924,037       6,242,470
                                                      -----------     -----------
   Deferred income taxes                                  540,191         554,191
   Other current assets                                   294,763         219,497
                                                      -----------     -----------
Total current assets                                   18,099,889      18,153,141
                                                      -----------     -----------
Property, Plant and Equipment:
   Land and improvements                                1,029,035       1,015,635
   Buildings and improvements                           6,256,499       5,823,984
   Production equipment, leased machines and other     29,392,317      29,272,638
                                                      -----------     -----------
                                                       36,677,851      36,112,257
   Less accumulated depreciation                       26,209,245      24,965,941
                                                      -----------     -----------
Net property, plant and equipment                      10,468,606      11,146,316
                                                      -----------     -----------
Total assets                                          $28,568,495     $29,299,457
                                                      ===========     ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                    September 30, 2005 and December 31, 2004

                                                     September 30,   December 31,
                                                          2005           2004
                                                     -------------   ------------
                                                      (Unaudited)      (Audited)
Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                   $ 1,954,889    $ 1,367,221
   Accrued wages and salaries                             986,820        706,701
   Other accrued expenses                                 470,872        856,957
                                                      -----------    -----------
Total current liabilities                               3,412,581      2,930,879
Deferred income taxes                                   1,404,275      1,551,275
                                                      -----------    -----------
Total liabilities                                       4,816,856      4,482,154
                                                      -----------    -----------
Commitments and contingencies (Note 4)

Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
      authorized: none outstanding                             --             --
   Common stock, $1.00 par value, 4,000,000 shares
      authorized: 1,138,096 shares issued               1,138,096      1,138,096
   Additional paid-in capital                             447,134        447,134
   Retained earnings                                   26,088,507     27,154,171
   Treasury stock, at cost, 171,964 shares             (3,922,098)    (3,922,098)
                                                      -----------    -----------
Total shareholders' equity                             23,751,639     24,817,303
                                                      -----------    -----------
Total liabilities and shareholders' equity            $28,568,495    $29,299,457
                                                      ===========    ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                         -----------------------   -------------------------
                                            2005         2004          2005          2004
                                         ----------   ----------   -----------   -----------
Net sales                                $9,691,683   $9,297,294   $29,783,682   $29,649,195
Lease revenue                                26,678       27,401        81,933        82,020
                                         ----------   ----------   -----------   -----------
                                          9,718,361    9,324,695    29,865,615    29,731,215
Cost of goods sold and costs
   related to lease revenue               8,258,602    7,170,224    25,385,666    23,323,770
                                         ----------   ----------   -----------   -----------
Gross profit                              1,459,759    2,154,471     4,479,949     6,407,445
Selling and administrative expenses       1,750,960    1,257,479     5,184,517     4,514,696
                                         ----------   ----------   -----------   -----------
   Operating profit (loss)                 (291,201)     896,992      (704,568)    1,892,749

Other income and expenses:
Interest income                              41,124       16,023       101,161        44,378
Gain (loss) from disposal of equipment       (8,303)          --        (8,003)          430
Other income                                  3,600        3,600        11,378        10,322
                                         ----------   ----------   -----------   -----------
Income (loss) before income taxes          (254,780)     916,615      (600,032)    1,947,879
Provision (benefit) for income taxes        (85,000)     315,000      (201,000)      669,000
                                         ----------   ----------   -----------   -----------
Net income (loss)                        $ (169,780)  $  601,615   $  (399,032)  $ 1,278,879
                                         ==========   ==========   ===========   ===========
Average common shares outstanding           966,132      966,132       966,132       966,132
                                         ==========   ==========   ===========   ===========
Per share data:
   Net income (loss) per share           $    (0.17)  $     0.62   $     (0.41)  $      1.32
                                         ==========   ==========   ===========   ===========
   Cash dividends declared per share     $     0.18   $     0.18   $      0.69   $      0.54
                                         ==========   ==========   ===========   ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                2005          2004
                                                            -----------   -----------
Retained earnings at beginning of period                    $27,154,171   $26,326,352
Net income (loss) for the nine months ended                    (399,032)    1,278,879
Cash dividends declared in the period,
   $.69 and $.54 per share in 2005 and 2004, respectively      (666,632)     (521,712)
                                                            -----------   -----------
Retained earnings at end of period                          $26,088,507   $27,083,519
                                                            ===========   ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                   2005          2004
                                                               -----------   -----------
Cash flows from operating activities:
Net income (loss)                                              $  (399,032)  $ 1,278,879
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                  1,270,532     1,304,912
   Net (gain) loss on the sale of properties                         8,003          (430)
   Deferred income taxes                                          (133,000)      (69,000)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  (1,929,881)   (1,655,813)
      Inventories                                                  318,433      (535,532)
      Other current assets                                         (75,266)     (111,078)
      Accounts payable                                             560,267       347,327
      Accrued expenses                                            (105,966)      721,041
                                                               -----------   -----------
         Net cash provided by (used in) operating activities      (485,910)    1,280,306
                                                               -----------   -----------
Cash flows from investing activities:
   Capital expenditures                                           (573,924)   (1,044,716)
   Proceeds from the sale of properties                                500           430
   Proceeds from held-to-maturity securities                       805,000       485,000
   Purchases of held-to-maturity securities                     (1,005,000)     (485,000)
                                                               -----------   -----------
      Net cash used in investing activities                       (773,424)   (1,044,286)
                                                               -----------   -----------
Cash flows from financing activities:
   Cash dividends paid                                            (666,632)     (521,712)
                                                               -----------   -----------
      Net cash used in financing activities                       (666,632)     (521,712)
                                                               -----------   -----------
Net decrease in cash and cash equivalents                       (1,925,966)     (285,692)
Cash and cash equivalents at beginning of period                 5,464,368     5,530,099
                                                               -----------   -----------
Cash and cash equivalents at end of period                     $ 3,538,402   $ 5,244,407
                                                               ===========   ===========
Supplemental schedule of noncash investing activities:
   Capital expenditures in accounts payable                    $    27,401   $   214,853

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 (unaudited) and December 31, 2004 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2005 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                       Assembly
                                          Fastener     Equipment      Other     Consolidated
                                         ----------   ----------   ----------   ------------
Three Months Ended September 30, 2005:
Net sales and lease revenue              $8,488,640   $1,229,721   $       --    $ 9,718,361

Depreciation                                384,206       26,404       20,096        430,706

Segment profit                              118,115      202,214                     320,329
Selling and administrative expenses                                  (616,233)      (616,233)
Interest income                                                        41,124         41,124
                                                                                 -----------
Income (loss) before income taxes                                                   (254,780)
                                                                                 -----------
Capital expenditures                         39,155       33,169       30,062        102,386

Segment assets:
   Accounts receivable, net               6,245,497      551,999                   6,797,496
   Inventory                              4,030,738    1,893,299                   5,924,037
   Property, plant and equipment, net     8,179,240    1,311,511      977,855     10,468,606
   Other assets                                                     5,378,356      5,378,356
                                                                                 -----------
                                                                                  28,568,495
                                                                                 -----------
Three Months Ended September 30, 2004:
Net sales and lease revenue              $7,824,144   $1,500,551   $       --    $ 9,324,695

Depreciation                                378,218       28,518       32,820        439,556

Segment profit                            1,071,601      354,230           --      1,425,831
Selling and administrative expenses                                  (525,239)      (525,239)
Interest income                                                        16,023         16,023
                                                                                 -----------
Income before income taxes                                                           916,615
                                                                                 -----------
Capital expenditures                        874,280          874           --        875,154

Segment assets:
   Accounts receivable, net               5,487,128      717,853           --      6,204,981
   Inventory                              3,926,253    1,843,067           --      5,769,320
   Property, plant and equipment, net     9,227,749    1,372,901      903,581     11,504,231
   Other assets                                  --           --    6,627,236      6,627,236
                                                                                 -----------
                                                                                  30,105,768
                                                                                 -----------

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                       Assembly
                                          Fastener     Equipment      Other      Consolidated
                                        -----------   ----------   -----------  ------------
Nine Months Ended September 30, 2005:
Net sales and lease revenue             $25,281,006   $4,584,609   $        --    $29,865,615

Depreciation                              1,136,246       78,616        55,670      1,270,532

Segment profit                              230,607      984,762                    1,215,369
Selling and administrative expenses                                 (1,916,562)    (1,916,562)
Interest income                                                        101,161        101,161
                                                                                  -----------
Income (loss) before income taxes                                                    (600,032)
                                                                                  -----------
Capital expenditures                        411,720       34,689       154,916        601,325

Nine Months Ended September 30, 2004:
Net sales and lease revenue             $24,476,843   $5,254,372   $        --    $29,731,215

Depreciation                              1,120,898       85,554        98,460      1,304,912

Segment profit                            2,363,581    1,244,466            --      3,608,047
Selling and administrative expenses                                 (1,704,546)    (1,704,546)
Interest income                                                         44,378         44,378
                                                                                  -----------
Income before income taxes                                                          1,947,879
                                                                                  -----------
Capital expenditures                      1,249,645        9,924            --      1,259,569

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Revenues for the third quarter of 2005 were 4.2% higher than during the third quarter of 2004. Unfortunately, the increase in revenues was more than offset by higher manufacturing costs and increases in administrative expenses, which are discussed more fully in the following paragraphs. On a year to date basis, current year revenues are less than .5% higher than for the first nine months of 2004. Year to date, gross margins are lower than last year and administrative expenses are higher. As a result, the company recorded a net loss of $169,780, or $.17 per share in the third quarter of 2005 and a net loss of $399,032, or $.41 per share for the first nine months of 2005, compared to net income of $601,615, or $.62 per share in the third quarter of 2004 and net income of $1,278,879, or $1.32 per share for the first nine months of 2004.

     Third quarter revenues within the fastener segment increased $664,000 compared with the third quarter of 2004. However, competitive pressures in the market place, combined with higher material costs and a shift in product mix contributed to a decline in gross margins, despite these higher revenues. Material costs were $662,000 higher than in the year earlier quarter. Labor and fringe benefit costs increased approximately $172,000 compared to the third quarter of 2004. Of this total, approximately $66,000 represents increases in wages, $41,000 is due to higher overtime expense incurred, with the balance due to higher labor costs per unit of product manufactured. Tooling costs increased $141,000 compared to the third quarter of 2004, due to initial costs associated with the launch of several new parts. In addition to overtime cited above, we incurred $42,000 in expediting expenses to meet shortened customer lead-times, mainly associated with the launch of new parts. The balance of the change is primarily a reflection of lower margins due to the change in product mix. Year to date, 2005 fastener revenues totaled $25,281,006, a 3.3% increase over the first nine months of 2004. While revenues increased $804,000, cost of goods sold increased $2,423,000 resulting in a decline of $1,619,000 in gross margins for the first nine months of 2005 compared to the first nine months of 2004. Higher material costs account for $1,533,000 of this change. Increased volumes account for approximately $243,000 of this increase. Other factors that impact material costs include higher material prices of $708,000, and increases in outside processing costs, which are primarily due to changes in product mix, of $576,000. The balance of the increase is related to a change in product mix. Labor and benefit expenses are $184,000 higher in 2005, reflecting higher wage rates, while tooling costs are approximately $184,000 higher than during the prior period due to costs incurred in connection with new parts. Costs associated with expediting to meet shortened customer lead-time requirements have increased $96,000 year to date. The balance of the increase in cost of goods sold is related to incremental changes in the cost of a variety of overhead components.

     Revenues within the assembly equipment segment declined by $271,000, or 18%, during the third quarter of 2005 compared to the third quarter of 2004. On a year to date basis, 2005 revenues are approximately 13% lower than in the first nine months of 2004. Gross margins in this segment were adversely affected by the decline in volume. Despite efforts to reduce manufacturing expenses and employment levels, we were unable to reduce costs at a rate proportionate with the decline in revenues. As a result, third quarter gross margins declined $177,000 compared to the third quarter of 2004. A comparison of results for the first nine months of 2005 and 2004 yields similar results, for similar reasons. Specifically, revenues have declined $670,000 and gross margins have declined $308,000. As was the case in the third quarter, reductions in cost have not kept pace with the decline in volumes, and the result is lower margins for this segment.

     Selling and administrative expenses for the third quarter of 2005 were $493,000 higher than those recorded in the third quarter of 2004. The largest factor affecting the year to year comparison is that during the third quarter of 2004, the Company received a refund of Michigan single business tax amounting to approximately $330,000 as the result of a successful appeal of the tax calculation for four prior years. Professional expenses incurred, primarily related to compliance with the Sarbanes-Oxley Act of 2002, were $92,000 higher in the current quarter than during the third quarter of 2004. The Company recorded an expense of $70,000 during the third quarter to resolve an ongoing litigation matter and incurred legal fees related to this matter of approximately $33,000 during the third quarter of 2005. In addition, the Company recorded a reserve of $50,000, in connection with the bankruptcy of a certain customer. These increases were partially offset by a reduction in profit sharing expense of $118,000. On a year to date basis, selling and administrative expenses are $670,000 higher than in the previous year. $330,000 of the year to year increase is related to the tax refund discussed above. Costs related to resolving litigation, including legal fees, amounted to approximately $298,000 during 2005. Professional fees incurred in connection with Sarbanes-Oxley compliance account for approximately $272,000 of the year over year increase in administrative expenses. These increases were partially offset by a reduction in profit sharing expense of $259,000. The balance of the increase is due to smaller net changes in a variety of expense categories.

     Working capital at September 30, 2005 amounted to $14.7 million, a decline of $.5 million from the beginning of the year. Inventory balances increased less than $.1 million during the third quarter, but remain about $.3 million lower than at the beginning of the year. Our earlier concerns about the availability of raw material have eased somewhat, but we remain alert for any indication that supply may begin to contract, and we may adjust inventory levels accordingly. Accounts receivable increased by approximately $.4 million during the quarter and by slightly more than $1.9 million since the beginning of the year. Collections typically lag shipments by several weeks, and the change in the accounts receivable balance at September 30 reflects the fact that third quarter sales were more heavily concentrated in the latter part of the quarter. During the first nine months of 2005, capital expenditures amounted to $574,000, primarily related to building improvements. The Company has a $1.0 million line of credit, which expires in May 2006 and as of September 30, 2005, this line was unused. Management believes that the Company's current cash, cash equivalents, operating cash flow and available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

     Clearly, results of operations are unsatisfactory. However, given current conditions, we do not foresee significant improvements in the short term. The market for our products remains weak. Competition from foreign sources continues to be a significant factor, as products previously produced in this country are now imported as completed assemblies. This limits demand for both fasteners and assembly equipment. Domestic automobile manufacturers' share of the automotive market continues to decline. To date, our efforts to develop supply relationships with foreign manufacturers have not been as successful as we anticipated. Increasing costs of materials, supplies and fuel are eroding margins further and market conditions severely limit our ability to recover these higher costs from existing customers. We continue to actively pursue new business from both new and existing customers. We have had some success in this area and plan to continue these efforts. On a more positive note, we anticipate that legal expenses will return to more normal levels in the coming months, and costs related to Sarbanes-Oxley compliance should also decline toward the end of the year. Increasing revenues remains the critical component in our efforts to restore profitability. Increasing sales revenues, along with further cost reductions and reduced administrative expense, are essential to achieving a return to profitability. We have learned that progress toward these objectives will not come easily or quickly, but we recognize that changes must be effected to restore profitability.

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, among other things, our ability to maintain our relationships with our significant customers; increased global competition; increases in the prices of, or limitations on the availability of, our primary raw materials; our ability to generate cost savings and manufacturing efficiencies; the financial condition of our customers; and conditions in the automotive industry, upon which we rely for sales revenue, and which is cyclical and dependent on, among other things, consumer spending. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

99.1   Interim Report to Shareholders for the quarter ended September 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CHICAGO RIVET & MACHINE CO.
                                                (Registrant)

Date: November 14, 2005


                                        /s/ John A. Morrissey
                                        ----------------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

Date: November 14, 2005


                                        /s/ John C. Osterman
                                        ----------------------------------------
                                        John C. Osterman
                                        President, Chief Operating
                                        Officer and Treasurer
                                        (Principal Financial Officer)

Date: November 14, 2005


                                        /s/ Michael J. Bourg
                                        ----------------------------------------
                                        Michael J. Bourg
                                        Controller (Principal Accounting
                                        Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit
 Number                                                                               Page
-------                                                                             -------
31        Rule 13a-14(a) or 15d-14(a) Certifications

31.1      Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
             Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002           16

31.2      Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
             Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002           17

32        Section 1350 Certifications

32.1      Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002           18

32.2      Certification Pursuant to 18 U.S.C. Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002           19

99.1      Interim Report to Shareholders for the quarter ended September 30, 2005   20 - 21