Form 10-K
period 2005-12-31
CHICAGO RIVET & MACHINE CO
filed 2006-03-30
CIK 19871

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                      ------------------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2005
                                OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   Commission file number 0-1227

                          CHICAGO RIVET & MACHINE CO.
             (Exact name of registrant as specified in its charter)

                     Illinois                                           36-0904920
             (State of incorporation)                                (I.R.S. Employer
                                                                  Identification Number)

     901 Frontenac Road, Naperville, Illinois                             60563
     (Address of principal executive offices)                           (Zip Code)

       Registrant's telephone number, including area code: (630) 357-8500

          Securities registered pursuant to Section 12(b) of the Act:

                              TITLE OF EACH CLASS
                              -------------------
                        Common Stock -- $1.00 Par Value
                  (including Preferred Stock Purchase Rights)

                             NAME OF EACH EXCHANGE
                              ON WHICH REGISTERED
                             ---------------------
                            American Stock Exchange
                   (Trading privileges only, not registered)

        Securities registered pursuant to Section 12(g) of the Act: None

     INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER,
AS DEFINED IN RULE 405 OF THE SECURITIES ACT.  YES ____               NO  X

     INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE
ACT.  YES ____               NO  X

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK
ONE):

LARGE ACCELERATED FILER ____   ACCELERATED FILER ____   NON-ACCELERATED FILER  X

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12B-2 OF THE ACT).  YES ____               NO  X

     THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE COMPANY AS OF JUNE 30, 2005 WAS $22,437,706.

     AS OF MARCH 27, 2006 966,132 SHARES OF THE COMPANY'S COMMON STOCK WERE
                                  OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) PORTIONS OF THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2005 (THE "2005 REPORT") ARE INCORPORATED BY REFERENCE IN PARTS I, II, AND IV OF THIS REPORT.

     (2) PORTIONS OF THE COMPANY'S DEFINITIVE PROXY STATEMENT WHICH IS TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN CONNECTION WITH THE COMPANY'S 2006 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN
PART III OF THIS REPORT.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 2005

Item                                                                        Page
No.                                                                          No.
----                                                                        ----
                                     Part I

1.     Business                                                               3
1A.    Risk Factors                                                           4
1B.    Unresolved Staff Comments                                              5
2.     Properties                                                             5
3.     Legal Proceedings                                                      6
4.     Submission of Matters to a Vote of Security Holders                    6

                                     Part II

5.     Market for Registrant's Common Equity, Related
       Stockholder Matters and Issuer Purchases of Equity Securities          8
6.     Selected Financial Data                                                8
7.     Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              8
7A.    Quantitative and Qualitative Disclosures About Market Risk            13
8.     Financial Statements and Supplementary Data                           13
9.     Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                              13
9A.    Controls and Procedures                                               14

                                    Part III

10.    Directors and Executive Officers of the Registrant                    15
11.    Executive Compensation                                                15
12.    Security Ownership of Certain Beneficial Owners and
       Management and Related Stockholder Matters                            15
13.    Certain Relationships and Related Transactions                        15
14.    Principal Accountant Fees and Services                                16

                                     Part IV

15.      Exhibits and Financial Statement Schedules                          17

                                     PART I

ITEM 1 - BUSINESS

     Chicago Rivet & Machine Co. (the "Company") was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations and segments, see Note 9 of the financial statements which appears on pages 9 and 10 of the Company's 2005 Annual Report to Shareholders. The 2005 Annual Report is filed as an exhibit to this report.

     The principal market for the Company's products is the North American automotive industry. Sales are solicited by employees and by independent sales representatives.

     The segments in which the Company operates are characterized by active and substantial competition. No single company dominates the industry. The Company's competitors include both larger and smaller manufacturers, and segments or divisions of large, diversified companies with substantial financial resources. Principal competitive factors in the market for the Company's products are price, quality and service.

     The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2005, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to Fisher & Company accounted for approximately 24%, 22% and 21% of the Company's consolidated revenues in 2005, 2004, and 2003, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 13% of the Company's consolidated revenues in 2005, 2004 and 2003.

     The Company's business has historically been stronger during the first half of the year.

     The Company purchases raw material from a number of sources, primarily within the United States. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. Beginning early in 2004, the cost of raw materials used in the manufacture of fasteners escalated sharply due to increased global demand, primarily in Asia. Prices for ferrous materials eased somewhat during 2005, but prices for non-ferrous materials continued to increase significantly during 2005.

     Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

     The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last three years were not material.

     At December 31, 2005, the Company employed 297 people.

     The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company's total sales.

ITEM 1A - RISK FACTORS

     Our business is subject to a number of risks and uncertainties. If any of the events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

WE ARE DEPENDANT ON THE DOMESTIC AUTOMOTIVE INDUSTRY.

     Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by significant overcapacity, fierce competition and significant pension and healthcare liabilities, and automotive production in the United States has declined between 1999 and 2005. Certain domestic automakers and component suppliers, including several of our customers, are financially distressed or may become financially distressed. Recently, our gross margins have been negatively impacted in part due to the declines in domestic automotive production, and we have experienced increased accounts receivable write-offs as a result of bankruptcy filings by some of our customers. Any further decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

WE FACE INTENSE COMPETITION.

     We compete with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality, and service are the primary elements of competition. Our competitors include a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. The competitive environment has also changed dramatically over the past several years as our customers, faced with intense international competition and pressure to reduce costs, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs and lower health care costs. There can be no assurance that we will be able to compete successfully with existing or new competitors. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

WE RELY ON SALES TO TWO MAJOR CUSTOMERS.

     Our sales in 2005 to two customers constituted approximately 37% of our consolidated revenues. Sales to Fisher & Company accounted for approximately 24%, 22% and 21% of the Company's consolidated revenues in 2005, 2004, and 2003, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 13% of the Company's consolidated revenues in 2005, 2004 and 2003. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

INCREASES IN OUR RAW MATERIAL COSTS OR DIFFICULTIES WITH OUR SUPPLIERS COULD NEGATIVELY AFFECT US.

     While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. In particular, we have been adversely impacted by increased costs for steel, our principal raw material, which we have been unable to wholly mitigate. Any continued fluctuation in the price or availability of our raw materials could have a material adverse impact on our business, results of operations and financial condition.

WE MAY BE ADVERSELY AFFECTED BY LABOR RELATIONS ISSUES.

     Although none of our employees are unionized, the domestic automakers and many of their suppliers, including many of our customers, have unionized work forces. Work stoppages or slow-downs experienced by automakers or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled components. In the event that one or more of our customers or their customers experiences a material labor relations issue, our business, results of operations and financial condition could be materially adversely affected.

WE MAY INCUR LOSSES AS A RESULT OF PRODUCTS LIABILITY, WARRANTY OR OTHER CLAIMS THAT MAY BE BROUGHT AGAINST US.

     We face risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or result, or are alleged to have resulted, in bodily injury, property damage or other losses. In addition, if any of our products are or are alleged to be defective, then we may be required to participate in a product recall. We may also be involved from time to time in legal proceedings and commercial or contractual disputes. Any losses or other liabilities related to these exposures could have a material adverse effect on our business, results of operations and financial condition.

WE COULD BE ADVERSELY IMPACTED BY ENVIRONMENTAL LAWS AND REGULATIONS.

     Our operations are subject to environmental laws and regulations. Currently, environmental costs and liabilities with respect to our operations are not material, but there can be no assurance that we will not be adversely impacted by these costs and liabilities in the future either under present laws and regulations or those that may be adopted or imposed in the future.

WE COULD BE ADVERSELY IMPACTED BY THE LOSS OF THE SERVICES OF KEY EMPLOYEES.

     Successful operations depend, in part, upon the efforts of executive officers and other key employees. Our future success will depend, in part, upon our ability to attract and retain qualified personnel. Loss of the services of any of our key employees, or the inability to attract or retain employees could have a material adverse affect upon our business, financial condition and results of operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

     Not applicable.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2005.

                      Executive Officers of the Registrant

     The names, ages and positions of all executive officers of the Company, as of March 24, 2006, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer                          Position                    Years an Officer
-----------------------                          --------                    ----------------
John A. Morrissey    70   Chairman, Chief Executive Officer                         25
John C. Osterman     54   President, Chief Operating Officer and Treasurer          22
Michael J. Bourg     43   Executive Vice President and Controller                    7
Nirendu Dhar         64   General Manager, H & L Tool Company, Inc.                  5
Kimberly A. Kirhofer 47   Secretary                                                 15

- Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

- Mr. Osterman has been President, Chief Operating Officer and Treasurer of the Company since September 1987. He was Assistant Secretary from November 1983 to May 1985 when he became Assistant Vice President-Administration. He became Vice President-Administration in May 1986 and was named Executive Vice President in May 1987. He has been a director of the Company since May 1988. As previously announced, Mr. Osterman has notified the Company of his intention to retire, such retirement to become effective on December 31, 2006 or such earlier date as the Company chooses a replacement President and Chief Operating Officer.

- Mr. Bourg has been Controller of the Company since December 1998. He has been Executive Vice President since February 2006. He was Vice President - Finance from November 2005 until February 2006. Prior to that, he was Accounting Manager at Fuchs Lubricants Co., a manufacturer of industrial lubricants, for two years and prior to that was employed by the public accounting firm of McGladrey & Pullen, LLP as a public accountant, for more than five years.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of February 28, 2006 there were approximately 265 record holders of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2005 Annual Report is incorporated herein by reference. The 2005 Annual Report is filed as an exhibit to this report. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends," for additional information about the Company's dividend policy.

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

ITEM 6 - SELECTED FINANCIAL DATA

     The section entitled "Selected Financial Data" which appears on page 12 of the 2005 Annual Report is incorporated herein by reference. The 2005 Annual Report is filed as an exhibit to this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under "Risk Factors" and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to two major customers, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

     The past year was one of the more difficult years in the Company's history. Although revenues within the fastener segment improved over 2004, this increase reflects a partial recovery of higher raw material costs, rather than an increase in volume. In addition, changes in our product mix had a negative impact on our bottom line. Demand within the assembly equipment segment, where we have traditionally enjoyed higher margins, continued to be weak, and this segment accounted for a smaller portion of revenues than in past years. Within the fastener segment, margins were adversely impacted by an increase in the percentage of product produced through the screw machine process - which has traditionally generated lower margins than cold-headed parts.

     Results were also adversely impacted by higher than normal administrative expenses related to legal matters and compliance with the Sarbanes-Oxley Act of 2002.

2005 COMPARED TO 2004

     Revenues within the fastener segment increased by nearly $1.5 million, or 4.5%, compared with the prior year. However, a change in product mix, combined with ongoing competitive pressures within our markets, which adversely impacted selling prices, contributed to the decline in gross margins within this segment. Change in product mix was the primary factor causing material costs to increase $1.3 million compared to 2004 and was also the main factor contributing to a $757,000 increase in outside processing services. Labor and fringe benefit costs increased approximately $350,000. Tooling costs increased by approximately $518,000 compared to 2004, primarily due to costs related to the manufacture of new parts used in a number of new automotive platform launches. The Company also incurred an increase of $253,000 related to costs associated with expedited delivery due to shortened customer lead-time requirements.

     Weak demand continued to characterize the assembly equipment segment of our business, contributing to a decline in revenues of $944,000, or 14%, compared to the prior year. We were able to reduce most manufacturing costs in direct proportion to the decline in revenues. Labor and fringe benefit costs declined by $305,000. Raw material costs were $91,000 lower than the prior year. Most other elements of cost declined as a result of lower volumes. However, the net effect of lower volume was a decline of $491,000 in gross margins.

     Selling and administrative expenses increased by $682,000 compared to 2004. The single largest factor affecting comparisons between this year and last is that during 2004, the Company received a refund of the Michigan single business tax that amounted to $330,000. This refund was the result of a successful appeal of the tax calculation for the prior four years. Professional fees and expenses incurred, primarily related to compliance with the Sarbanes-Oxley Act of 2002, increased by $359,000 during 2005. Legal fees increased approximately $140,000, primarily due to protracted litigation that was resolved in 2005. Bad debt expense increased $73,000, primarily in connection with the bankruptcy of certain customers. These increases were partially offset by reductions in a variety of other expenses; the most significant being a reduction in profit sharing expense of $127,000 due to the decrease in profitability and lower depreciation of office equipment of $57,000.

     During the fourth quarter of 2005, the Company realized a gain of $256,660 from proceeds received due to the demutualization of an insurance provider.

2004 COMPARED TO 2003

     Within the fastener segment, revenues increased by 4.7%, or nearly $1.5 million. Approximately $1.0 million of this increase represents the recovery of higher material costs related to the increase in the price of steel wire and rod which are our primary raw materials. The balance of the increase is primarily due to an increase in units shipped. Increases in the price of raw materials consumed in production amounted to $1,195,000. This was partially offset by an increase of $205,000 in scrap recovery and purchase discounts. In addition, perishable tooling expense increased $244,000 due to expenses related to the initial production of a number of new parts, while wage and fringe benefit costs increased $122,000. These higher costs were partially offset by a $317,000 reduction in outside material processing costs, due to a change in product mix, and by savings of $193,000 realized by handling the majority of our routine maintenance internally, rather than outsourcing as had been the practice previously. The net effect of these changes contributed to a $693,000 improvement in gross margin for this segment compared with 2003.

     Revenues within the assembly equipment segment declined 5.7%, or $412,000, compared to the prior year. This change was due to lower unit volumes, which reflected lower demand for the product in this segment. Despite the reduction in volume, gross margins improved by $138,000 compared with 2003. Factors contributing to this improvement included: savings of $355,000 in wage and related benefit costs arising from reductions in the workforce undertaken in the fourth quarter of 2003; a reduction of $51,000 in material costs, primarily due to reduced volumes; and a reduction in depreciation expense of $45,000 as more equipment became fully depreciated.

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

DIVIDENDS

     In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends of $.18 per share during 2005. In addition, an extra dividend of $.15 per share was paid during the second quarter of 2005, bringing the total dividend distribution to $.87 per share. On February 20, 2006, your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2006 to shareholders of record on March 3, 2006. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 72 years.

PROPERTY, PLANT AND EQUIPMENT

     Total capital expenditures in 2005 were $647,162. Of the total, $460,000 was invested in building improvements, including $422,495 for new roofs at two facilities. Fastener segment equipment additions amounted to $91,000, primarily for equipment related to plating of parts and quality control. Assembly equipment segment additions totaled $36,000, with approximately $32,000 expended for equipment used to manufacture perishable tooling. The remaining additions related primarily to computer equipment and other miscellaneous equipment benefiting both operating segments.

     Capital investments totaled $1.4 million during 2004. Capital expenditures were concentrated within the fastener segment, where investment totaled $1.3 million. Of this total, $1.1 million was invested to purchase cold-heading machinery and related equipment used in the manufacture of fasteners. The remainder of the expenditures within the fastener segment was for various building improvements, additional waste treatment equipment required to meet environmental requirements and material handling equipment. The balance of the Company's 2004 capital expenditures covered a variety of smaller items, including computers and other office equipment.

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

     Depreciation expense amounted to $1,703,382 in 2005, $1,757,962 in 2004, and $1,861,600 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital declined approximately $382,000 between December 31, 2004 and December 31, 2005. The Company's holdings in cash, cash equivalents and certificates of deposit amounted to approximately $5.7 million at the end of 2005, a decline of $.5 million compared with the prior year-end. Inventories were reduced by nearly $.3 million, as higher than normal quantities on hand at the start of the year were reduced. Accounts receivable increased approximately $.5 million compared with the prior year-end, reflecting higher shipments during the latter portion of 2005 compared with the same period in 2004. The accrual for profit sharing contribution decreased $.1 million compared to the prior year, due to reduced profitability in 2005, while other accrued expenses increased $.2 million primarily due to an increase in customer deposits. The Company has a $1.0 million line of credit, which expires May 31, 2006. This line of credit remains unused.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements.

     The following table presents a summary of the Company's contractual obligations as of December 31, 2005:

                                            Payments Due By Period
                            -----------------------------------------------------
                                       Less Than    1 - 3      4 - 5    More Than
Contractual Obligation        Total      1 Year     Years      Years      5 Years
----------------------      --------   ---------   --------   -------   ---------
Long-term Debt              $     --    $     --   $     --     $--        $--
Capital Lease Obligations         --          --         --      --         --
Operating Leases              68,802      28,868     39,934      --         --
Purchase Obligations         647,594     536,885    110,709      --         --
                            --------    --------   --------     ---        ---
Total                       $716,396    $565,753   $150,643     $--        $--
                            ========    ========   ========     ===        ===

     Management believes that current cash, cash equivalents, operating cash flow and available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2005, the Company did not have any outstanding debt. The Company did not use any derivative financial instruments during 2005.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. A summary of critical accounting policies can be found in Note 1 of the financial statements.

NEW ACCOUNTING STANDARDS

     The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     The firm of PricewaterhouseCoopers LLP served as the Company's independent registered public accounting firm for the year ended December 31, 2004.

     On February 28, 2005, the Company was notified by PricewaterhouseCoopers LLP that they would not stand for re-election as the Company's independent registered public accounting firm for the year ending December 31, 2005. PricewaterhouseCoopers LLP agreed, however, to continue to serve as the Company's independent registered public accounting firm until completion of its procedures on the financial statements of the Company for the year ended December 31, 2004. On March 21, 2005, PricewaterhouseCoopers LLP completed its procedures on the financial statements of the Company for the year ended December 31, 2004, and ceased serving as the Company's independent registered public accounting firm.

     On March 23, 2005, the Audit Committee engaged Grant Thornton LLP to serve as the Company's independent registered public accounting firm for the year ended December 31, 2005.

     The reports of PricewaterhouseCoopers LLP on the Company's financial statements for the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2004 and 2003 and through March 21, 2005, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in its report on the Company's financial statements for such years. During the years ended December 31, 2004 and 2003 and through March 21, 2005, there were no "reportable events" (as defined in SEC Regulation S-K Item 304(a)(1)(v)).

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

OUTLOOK FOR 2006

     Many of the challenges that contributed to poor results in 2005 remain in evidence as we begin 2006. Increasing revenues remains critical to a return to profitability and continues to be a key objective. Our primary market is dominated by the activities of the "Big Three" domestic automobile manufacturers.

Unfortunately, according to published data, their 2005 domestic production declined by nearly 7%, the second, successive year-to-year decline. It is too early in the year to project what their level of operations will be for 2006. In addition, their financial condition is such that they have announced objectives to reduce the cost of the material that they purchase. This will likely result in continued pressure to reduce prices we charge for our product, while simultaneously reducing demand for domestic product as they rely more heavily on parts produced in lower cost economies. This does not auger well for our ability to obtain much needed recovery of higher raw material costs.

     We have made efforts to increase our sales revenues in all markets. Ongoing initiatives to have our product approved and used in foreign nameplates produced within the United States have met with some success and we plan to continue to pursue opportunities in this market. Our sales efforts will continue to emphasize value over price and will focus on more complex products used by customers for which our experience, expertise, quality and service are important factors in purchasing decisions.

     We anticipate that selling and administrative expenses, which have been unusually high due to costs related to litigation and compliance with the Sarbanes-Oxley Act of 2002, will be lower in 2006. On the other hand, it is likely that our customers will continue to demand reductions in prices without sacrificing quality or service. As our customers increasingly look to foreign sources to obtain product, we will be challenged to offer a level of quality and service that cannot be matched by offshore producers. In order to meet these challenges, we will continue to seek out creative solutions that help improve our operations at all levels while continuing our efforts to control operating costs.

     We wish to thank our customers, our employees and our shareholders for their loyalty during what has been a very difficult period for the Company. We believe that this continued support, combined with the Company's sound financial condition, will help us as we face the challenges and pursue the opportunities that the new year will bring.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 2005, the Company did not have any outstanding debt. During 2005 the Company did not use derivative financial instruments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 19 through 22 of this report.

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

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information with respect to the Board of Directors' nominees for directors that is not related to security ownership, which is set forth in the section entitled "Security Ownership of Management" on pages 5 through 7 of the Company's 2006 Proxy Statement, is incorporated herein by reference. The information with respect to the audit committee, its financial expert and the independence of its members, which is set forth in the third paragraph of the section entitled "Additional Information Concerning the Board of Directors and Committees" on pages 7 through 10 of the Company's 2006 Proxy Statement, is incorporated herein by reference. The information with regard to compliance with
Section 16(a) of the Exchange Act, which is set forth in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the 2006 Proxy Statement, is incorporated herein by reference. The 2006 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant", which appears on page 7 of this report.

     The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 - EXECUTIVE COMPENSATION

     The information set forth in the section entitled "Executive Compensation" which appears on pages 11 through 14 of the Company's 2006 Proxy Statement and the information relating to compensation of directors set forth in the second paragraph on page 10 of the Company's 2006 Proxy Statement is incorporated herein by reference. The 2006 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth in the section entitled "Principal Shareholders" on pages 2 and 3 of the Company's 2006 Proxy Statement and the information with respect to security ownership of the Company's directors and officers set forth in the section entitled "Security Ownership of Management" on pages 5 through 7 of the Company's 2006 Proxy Statement is incorporated herein by reference. The 2006 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Shareholders.

     The Company does not have any equity compensation plans or arrangements.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to the law firm of Morrissey & Robinson set forth in the last sentence of footnote (2) on page 6 of the Company's 2006 Proxy Statement is incorporated herein by reference. The 2006 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth in the section entitled "Independent Registered Public Accounting Firm" on pages 17 and 18 of the Company's 2006 Proxy Statement is incorporated herein by reference. The 2006 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2006 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a)  The following documents are filed as a part of this report:

          1.   Financial Statements:

               See the section entitled "Consolidated Financial Statements" which appears on page 19 of this report.

          2. Financial statement schedule and supplementary information required to be submitted:

               See the section entitled "Financial Statement Schedule" which appears on pages 20 through 22 of this report.

          3.   Exhibits:

               See the section entitled "Exhibits" which appears on page 23 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Chicago Rivet & Machine Co. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Chicago Rivet & Machine Co.


                                        By /s/ John C. Osterman
                                           -------------------------------------
                                           John C. Osterman
                                           President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ John A. Morrissey                   Chairman of the Board of Directors,
-------------------------------------   Chief Executive Officer and
John A. Morrissey                       Member of the Executive Committee
                                        March 30, 2006


/s/ John C. Osterman                    President, Chief Operating Officer,
-------------------------------------   Treasurer (Chief Financial Officer),
John C. Osterman                        Member of the Executive Committee
                                        and Director
                                        March 30, 2006


/s/ Nirendu Dhar                        Director
-------------------------------------   March 30, 2006
Nirendu Dhar


/s/ William T. Divane, Jr.              Director, Member of the Audit Committee
-------------------------------------   March 30, 2006
William T. Divane


/s/ Walter W. Morrissey                 Director, Member of Executive Committee
-------------------------------------   March 30, 2006
Walter W. Morrissey


/s/ Michael J. Bourg                    Executive Vice President and Controller
-------------------------------------   (Principal Accounting Officer)
Michael J. Bourg                        March 30, 2006

                           CHICAGO RIVET & MACHINE CO.

                        CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements, together with the notes thereto and the reports thereon of Grant Thornton LLP dated March 23, 2006 and PricewaterhouseCoopers LLP dated March 21, 2005, appearing on pages 5 to 11 of the accompanying 2005 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 2005 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 8 herein, the 2005 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2005 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 5 of 2005 Annual Report)

Consolidated Statements of Income (page 6 of 2005 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 2005 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 2005 Annual Report)

Notes to Consolidated Financial Statements (pages 8, 9, and 10 of 2005 Annual Report)

Reports of Independent Registered Public Accounting Firms (page 11 of 2005 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 2005 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                               2005, 2004 AND 2003

     The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2005 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                            Page
                                                                            ----
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)                              21

Reports of Independent Registered Public Accounting Firms
   on Financial Statement Schedule                                           22

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                           Balance at    Additions                   Balance at
                                            Beginning   Charged to                       End
Classification                               of Year     Expenses    Deductions(1)     of Year
--------------                             ----------   ----------   -------------   ----------
2005
Allowance for doubtful accounts, returns
   and allowances                           $130,000      $97,487       $ 17,487      $210,000

2004
Allowance for doubtful accounts,
   returns and allowances                   $220,000      $24,670       $114,670      $130,000

2003
Allowance for doubtful accounts, returns
   and allowances                           $240,000      $10,174       $ 30,174      $220,000

(1)  Accounts receivable written off, net of recoveries.

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule

To the Board of Directors
of Chicago Rivet & Machine Co.

     Our audits of the consolidated financial statements referred to in our report dated March 23, 2006 appearing in the 2005 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Grant Thornton LLP
Chicago, Illinois
March 23, 2006

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule

To the Board of Directors
of Chicago Rivet & Machine Co.

     Our audits of the consolidated financial statements referred to in our report dated March 21, 2005 appearing in the 2005 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule as of and for the years ended December 31, 2004 and 2003 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP
Chicago, Illinois
March 21, 2005

                           CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
Number                                                                     Page
-------                                                                  -------
3.1       Articles of Incorporation, as last amended August 18, 1997.
          Incorporated by reference to the Company's report on Form
          10-K, dated March 27, 1998. File number 0000-01227

3.2       Amended and Restated By-Laws, as amended February 16, 2004.
          Incorporated by reference to the Company's report on Form
          10-K, dated March 29, 2004. File number 0000-01227

4.1       Rights Agreement, dated November 22, 1999, between the
          Company and First Chicago Trust Company of New York as
          Rights Agent. Incorporated by reference to the Company's report on Form 10-K, dated March 29, 2000. File number
          0000-01227

13*       Annual Report to Shareholders for the year ended December
          31, 2005.                                                      24 - 40

14        Code of Ethics for Principal Executive and Senior Financial
          Officers. Incorporated by reference to the Company's report on Form 10K, dated March 29, 2005. File number 0000-01227

21        Subsidiaries of the Registrant.                                     41

31.1      Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a)
          as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
          of 2002.                                                            42

31.2      Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a)
          as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act
          of 2002.                                                            43

32.1      Certification of CEO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.                                                               44

32.2      Certification of CFO Pursuant to 18 U.S.C. Section 1350, as
          Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.                                                               45

* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.