Form 10-Q
period 2006-03-31
CHICAGO RIVET & MACHINE CO
filed 2006-05-03
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

     As of March 31, 2006, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
         Consolidated Balance Sheets at March 31, 2006 and
            December 31, 2005                                                2-3
         Consolidated Statements of Operations for the Three
            Months Ended March 31, 2006 and 2005                               4
         Consolidated Statements of Retained Earnings for the
            Three Months Ended March 31, 2006 and 2005                         5
         Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2006 and 2005                               6
         Notes to the Consolidated Financial Statements                      7-8
         Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9-10
         Controls and Procedures                                              11
PART II. OTHER INFORMATION                                                 12-18

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                           Consolidated Balance Sheets
                      March 31, 2006 and December 31, 2005

                                              March 31,    December 31,
                                                 2006           2005
                                             -----------   ------------
                                             (Unaudited)
                  Assets
Current Assets:
   Cash and cash equivalents                 $ 1,709,511    $ 4,730,837
   Certificates of deposit                     3,305,000      1,005,000
   Accounts receivable - net of allowances     7,042,609      5,370,611
   Inventories:
      Raw materials                            1,512,646      1,586,744
      Work in process                          2,374,413      2,218,774
      Finished goods                           2,034,848      2,166,177
                                             -----------    -----------
   Total inventories                           5,921,907      5,971,695
                                             -----------    -----------
   Deferred income taxes                         531,191        560,191
   Other current assets                          247,332        232,142
                                             -----------    -----------
Total current assets                          18,757,550     17,870,476
                                             -----------    -----------
Property, Plant and Equipment:
      Land and improvements                    1,029,035      1,029,035
      Buildings and improvements               6,251,144      6,251,144
      Production equipment, leased
         machines and other                   29,219,217     29,163,667
                                              36,499,396     36,443,846
Less accumulated depreciation                 26,793,695     26,392,338
                                             -----------    -----------
Net property, plant and equipment              9,705,701     10,051,508
                                             -----------    -----------
Total assets                                 $28,463,251    $27,921,984
                                             ===========    ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                          Consolidated Balance Sheets
                      March 31, 2006 and December 31, 2005

                                                      March 31,    December 31,
                                                         2006          2005
                                                     -----------   ------------
                                                     (Unaudited)
       Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                    1,771,919     1,452,314
   Accrued wages and salaries                            857,669       680,969
   Contributions due profit sharing plan                  65,000       125,000
   Other accrued expenses                                734,851       772,270
                                                     -----------   -----------
Total current liabilities                              3,429,439     3,030,553
Deferred income taxes                                  1,240,275     1,313,275
                                                     -----------   -----------
Total liabilities                                      4,669,714     4,343,828
                                                     -----------   -----------
Commitments and contingencies (Note 4)

Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
      authorized: none outstanding                            --            --
   Common stock, $1.00 par value, 4,000,000 shares
      authorized: 1,138,096 shares issued              1,138,096     1,138,096
   Additional paid-in capital                            447,134       447,134
   Retained earnings                                  26,130,405    25,915,024
   Treasury stock, 171,964 shares at cost             (3,922,098)   (3,922,098)
                                                     -----------   -----------
Total shareholders' equity                            23,793,537    23,578,156
                                                     -----------   -----------
Total liabilities and shareholders' equity           $28,463,251   $27,921,984
                                                     ===========   ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Consolidated Statements of Operations
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                            2006          2005
                                        -----------   -----------
Net sales                               $10,913,902   $10,055,119
Lease revenue                                27,049        27,743
                                        -----------   -----------
                                         10,940,951    10,082,862
Cost of goods sold and costs related
   to lease revenue                       8,785,781     8,480,423
                                        -----------   -----------
Gross profit                              2,155,170     1,602,439
Selling and administrative expenses       1,629,803     1,749,766
                                        -----------   -----------
   Operating profit (loss)                  525,367      (147,327)

Other income and expenses:
   Interest income                           55,964        26,762
   Other income, net of other expense         4,953         4,800
                                        -----------   -----------
Income (loss) before income taxes           586,284      (115,765)
Provision (benefit) for income taxes        197,000       (39,000)
                                        -----------   -----------
Net Income (loss)                       $   389,284   $   (76,765)
                                        ===========   ===========
Average common shares outstanding           966,132       966,132
                                        ===========   ===========

Per share data:
   Net income (loss) per share          $      0.40   $     (0.08)
                                        ===========   ===========
   Cash dividends declared per share    $      0.18   $      0.33
                                        ===========   ===========

See Notes to the Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                  Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2006 and 2005
                                  (Unaudited)

                                                   2006          2005
                                               -----------   -----------
Retained earnings at beginning of period       $25,915,024   $27,154,171
Net income (loss) for the three months ended       389,284       (76,765)
Cash dividends declared in the period;
   $.18 per share in 2006 and $.33 in 2005        (173,903)     (318,823)
                                               -----------   -----------
Retained earnings at end of period             $26,130,405   $26,758,583
                                               ===========   ===========

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)

                                                             2006         2005
                                                         -----------   ----------
Cash flows from operating activities:
Net income (loss)                                        $   389,284   $  (76,765)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation                                              408,177      419,808
   Net gain on the sale of equipment                              --         (300)
   Deferred income taxes                                     (44,000)     (57,000)
   Changes in operating assets and liabilities:
      Accounts receivable, net                            (1,671,998)    (831,580)
      Inventories                                             49,788     (215,108)
      Other current assets                                   (15,190)     (73,711)
      Accounts payable                                       301,313      526,838
      Accrued wages and salaries                             176,700      109,768
      Accrued profit sharing                                 (60,000)    (252,312)
      Other accrued expenses                                 (37,419)      38,857
                                                         -----------   ----------
         Net cash used in operating activities              (503,345)    (411,505)
                                                         -----------   ----------
Cash flows from investing activities:
   Capital expenditures                                      (44,078)     (24,909)
   Proceeds from the sale of properties                           --          300
   Proceeds from held-to-maturity securities                 775,000      225,000
   Purchases of held-to-maturity securities               (3,075,000)    (225,000)
                                                         -----------   ----------
         Net cash used in investing activities            (2,344,078)     (24,609)
                                                         -----------   ----------
Cash flows from financing activities:
   Cash dividends paid                                      (173,903)    (173,904)
                                                         -----------   ----------
         Net cash used in financing activities              (173,903)    (173,904)
                                                         -----------   ----------
Net decrease in cash and cash equivalents                 (3,021,326)    (610,018)
Cash and cash equivalents at beginning of period           4,730,837    5,464,368
                                                         -----------   ----------
Cash and cash equivalents at end of period               $ 1,709,511   $4,854,350
                                                         ===========   ==========
Supplemental schedule of noncash investing activities:
   Capital expenditures in accounts payable              $    18,292   $       --

See Notes to the Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 (unaudited) and December 31, 2005 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year.

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

                           CHICAGO RIVET & MACHINE CO.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                      Assembly
                                         Fastener     Equipment     Other     Consolidated
                                        ----------   ----------   ---------   ------------
Three Months Ended March 31, 2006:
Net sales and lease revenue             $9,180,723   $1,760,228               $10,940,951
Depreciation                               361,230       25,377      21,570       408,177
Segment profit                             648,135      450,772                 1,098,907
Selling and administrative expenses                                (568,587)     (568,587)
Interest income                                                      55,964        55,964
                                                                              -----------
Income before income taxes                                                        586,284
                                                                              -----------
Capital expenditures                        62,370           --                    62,370
Segment assets:
   Accounts receivable, net              6,436,087      606,522                 7,042,609
   Inventory                             4,227,711    1,694,196                 5,921,907
   Property, plant and equipment, net    7,508,851    1,258,247     938,603     9,705,701
   Other assets                                                   5,793,034     5,793,034
                                                                              -----------
                                                                               28,463,251
                                                                              -----------
Three Months Ended March 31, 2005:
Net sales and lease revenue             $8,347,558   $1,735,304               $10,082,862
Depreciation                               375,915       26,106      17,787       419,808
Segment profit                              57,643      440,161                   497,804
Selling and administrative expenses                                (640,331)     (640,331)
Interest income                                                      26,762        26,762
                                                                              -----------
Loss before income taxes                                                         (115,765)
                                                                              -----------
Capital expenditures                        20,780        1,520       2,609        24,909
Segment assets:
   Accounts receivable, net              5,058,367      640,828                 5,699,195
   Inventory                             4,521,144    1,936,434                 6,457,578
   Property, plant and equipment, net    8,557,133    1,330,851     863,433    10,751,417
   Other assets                                                   6,513,749     6,513,749
                                                                              -----------
                                                                               29,421,939
                                                                              -----------

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results for the first quarter of 2006 reflect significant improvement over the results for the same period last year, as we report net income of $389,284 compared to a net loss of $76,765 for the first quarter of 2005. An increase in fastener segment sales was the primary factor resulting in the improvement. Additionally, administrative expenses declined during the quarter due to lower consulting and legal expenses in the current year.

     Within the fastener segment, revenues increased 10%, from $8,347,558 in the first quarter of 2005 to $9,180,723 in the first quarter of 2006. Gross margins within this segment improved by approximately $566,000 compared with the first quarter of 2005. Despite the increase in volume, tooling expense was nearly $185,000 lower than the first quarter of 2005 as our product mix included a higher percentage of parts for which tooling designs were fully developed, resulting in lower tooling expense. A slight reduction in the price of raw material contributed approximately $72,000 to the improved gross margins, and the balance of the improvement is primarily due to the impact of higher volumes.

     Demand within the assembly equipment segment remained relatively unchanged, and as a result, revenues within this segment increased only slightly in the first quarter of 2006, to $1,760,228, from $1,735,304 in the first quarter of 2005. Overall, costs of manufacturing remained consistent with the year earlier period, but increases in raw material costs and wages contributed to a $4,000 reduction in gross margins compared to the first quarter of 2005.

     Selling and administrative expenses during the first quarter of 2006 were $120,000 lower than during the first quarter of 2005. Contributing to this change was a decline in professional services of $132,000, primarily due to procedures performed in 2005 related to compliance with the Sarbanes-Oxley Act of 2002. In addition, legal fees decreased approximately $73,000 due to litigation and other matters resolved in 2005. These decreases were partially offset by an increase of $65,000 in profit sharing expense and smaller, net increases in a variety of other expenses.

     Working capital increased by $488,000 from the beginning of the quarter and amounted to $15.3 million at the end of the first quarter. Accounts receivable balances increased by $1.7 million during the quarter as a result of first quarter 2006 sales being higher than fourth quarter 2005 sales. Total cash, cash equivalents and certificates of deposit amounted to $5 million at the end of the quarter, a decline of $.7 million from the beginning of the year. This decline is primarily the result of inventory purchases to support first quarter sales growth. Current liabilities increased by $399,000 during the quarter, primarily due to an increase in accounts payable that reflects greater purchasing activity to support the increased sales volume in the first quarter of this year. The Company has a $1.0 million line of credit, which expires May 31, 2006. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

     The first quarter of 2006 reflects significant improvement over the first quarter of 2005 when demand from our major customers weakened. Along with the 8.5% improvement in sales, we were able to realize improved gross margins for the first time in five quarters on a comparable quarter basis. However, these improvements come against the backdrop of an automotive industry that remains extremely challenging. Domestic automobile production, upon which we rely for revenue, has been declining. Foreign competition continues to exert downward pressure on prices for many of our customers, and consequently we experience indirect as well as direct effects of competition from lower cost suppliers from other countries. This competition for available market share continues to limit our ability to raise prices. We have been fairly successful in controlling manufacturing costs, with the notable exception of raw material costs which have increased significantly in recent years. While raw material prices have retreated slightly in the first quarter of 2006, they remain at levels significantly higher than historical levels, and our ability to pass these higher costs on to customers remains limited by the factors described above. We do not anticipate that the situation will change appreciably in the near term. Although costs associated with Sarbanes-Oxley compliance were lower in 2006, final regulations as they relate to companies our size may change, resulting in further expenses that cannot be estimated at this time. While we are pleased with the improvement in results achieved during the first quarter of 2006, we recognize that additional challenges lie ahead. We will continue to seek opportunities to expand our market and to increase our share of the existing market, while working to control and further reduce our costs. Our future success is tied to our ability to accomplish these two objectives.

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, those disclosed under "Risk Factors" in our Annual Report on Form 10-K and in the other filings we make with the United States Securities and Exchange Commission. These factors, include among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to two major customers, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                          PART II -- OTHER INFORMATION

Item 6.   Exhibits.
-------   ---------
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

                                        CHICAGO RIVET & MACHINE CO.
                                        (Registrant)


Date: May 3, 2006                       /s/ John A. Morrissey
                                        ----------------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


Date: May 3, 2006                       /s/ John C. Osterman
                                        ----------------------------------------
                                        John C. Osterman
                                        President, Chief Operating Officer and
                                        Treasurer (Principal Financial Officer)


Date: May 3, 2006                       /s/ Michael J. Bourg
                                        ----------------------------------------
                                        Michael J. Bourg
                                        Executive Vice-President and Controller
                                        (Principal Accounting Officer)

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