Form 10-Q
period 2006-06-30
CHICAGO RIVET & MACHINE CO
filed 2006-08-11
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                                     Page
                                                                                    -----
PART I. FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005       2-3

   Condensed Consolidated Statements of Operations for the Three and Six Months
      Ended June 30, 2006 and 2005                                                      4

   Condensed Consolidated Statements of Retained Earnings for the Six Months
      Ended June 30, 2006 and 2005                                                      5

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 2006 and 2005                                                            6

   Notes to the Condensed Consolidated Financial Statements                           7-9

   Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                 10-11

   Controls and Procedures                                                             12

PART II. OTHER INFORMATION                                                          13-19

Item 1. Financial Statements.

                          CHICAGO RIVET & MACHINE CO.
                     Condensed Consolidated Balance Sheets
                      June 30, 2006 and December 31, 2005

                                                 June 30,    December 31,
                                                   2006          2005
                                               -----------   ------------
                                               (Unaudited)
                      Assets

Current Assets:
   Cash and cash equivalents                   $   304,008    $ 4,730,837
   Certificates of deposit                       4,505,000      1,005,000
   Accounts receivable, net of allowance
      of $203,000 and $210,000, respectively     7,264,111      5,370,611
   Inventories:
      Raw materials                              1,515,930      1,586,744
      Work in process                            2,248,468      2,218,774
      Finished goods                             2,030,419      2,166,177
                                               -----------    -----------
   Total inventories                             5,794,817      5,971,695
                                               -----------    -----------
   Deferred income taxes                           555,191        560,191
   Other current assets                            165,352        232,142
                                               -----------    -----------
Total current assets                            18,588,479     17,870,476
                                               -----------    -----------
Property, Plant and Equipment:
      Land and improvements                      1,029,035      1,029,035
      Buildings and improvements                 6,264,144      6,251,144
      Production equipment, leased
         machines and other                     29,838,234     29,163,667
                                               -----------    -----------
                                                37,131,413     36,443,846
Less accumulated depreciation                   26,968,113     26,392,338
                                               -----------    -----------
Net property, plant and equipment               10,163,300     10,051,508
                                               -----------    -----------
Total assets                                   $28,751,779    $27,921,984
                                               ===========    ===========

See Notes to the Condensed Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                     Condensed Consolidated Balance Sheets
                      June 30, 2006 and December 31, 2005

                                                       June 30,    December 31,
                                                         2006          2005
                                                     -----------   ------------
                                                     (Unaudited)
       Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                    1,478,252      1,452,314
   Accrued wages and salaries                            871,164        680,969
   Contributions due profit sharing plan                 190,000        125,000
   Accrued plant closing expenses                        399,746             --
   Other accrued expenses                                656,184        772,270
                                                     -----------    -----------
Total current liabilities                              3,595,346      3,030,553
Deferred income taxes                                  1,068,275      1,313,275
                                                     -----------    -----------
Total liabilities                                      4,663,621      4,343,828
                                                     -----------    -----------

Commitments and contingencies (Note 4)

Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
      authorized: none outstanding                            --             --
   Common stock, $1.00 par value, 4,000,000 shares
      authorized: 1,138,096 shares issued              1,138,096      1,138,096
   Additional paid-in capital                            447,134        447,134
   Retained earnings                                  26,425,026     25,915,024
   Treasury stock, 171,964 shares at cost             (3,922,098)    (3,922,098)
                                                     -----------    -----------
Total shareholders' equity                            24,088,158     23,578,156
                                                     -----------    -----------
Total liabilities and shareholders' equity           $28,751,779    $27,921,984
                                                     ===========    ===========

See Notes to the Condensed Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                Condensed Consolidated Statements of Operations
           For the Three and Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)

                                           Three Months Ended           Six Months Ended
                                                June 30,                    June 30,
                                       -------------------------   -------------------------
                                           2006          2005          2006          2005
                                       -----------   -----------   -----------   -----------
Net sales                              $11,032,015   $10,036,880   $21,945,917   $20,091,999
Lease revenue                               25,351        27,512        52,400        55,255
                                       -----------   -----------   -----------   -----------
                                        11,057,366    10,064,392    21,998,317    20,147,254
Cost of goods sold and costs
   related to lease revenue              8,379,524     8,646,641    17,165,305    17,127,064
                                       -----------   -----------   -----------   -----------
Gross profit                             2,677,842     1,417,751     4,833,012     3,020,190
Selling and administrative expenses      1,637,046     1,683,491     3,266,849     3,433,257
Plant closing expenses                     400,401            --       400,401            --
                                       -----------   -----------   -----------   -----------
   Operating profit (loss)                 640,395      (265,740)    1,165,762      (413,067)
Other income and expenses:
   Interest income                          53,954        33,275       109,918        60,037
   Other income                              4,177         2,978         9,130         7,778
                                       -----------   -----------   -----------   -----------
Income (loss) before income taxes          698,526      (229,487)    1,284,810      (345,252)
Provision (benefit) for income taxes       230,000       (77,000)      427,000      (116,000)
                                       -----------   -----------   -----------   -----------
Net income (loss)                      $   468,526   $  (152,487)  $   857,810   $  (229,252)
                                       ===========   ===========   ===========   ===========
Average common shares outstanding          966,132       966,132       966,132       966,132
                                       ===========   ===========   ===========   ===========
Per share data:
   Net income (loss) per share         $      0.49   $     (0.16)  $      0.89   $     (0.24)
                                       ===========   ===========   ===========   ===========
   Cash dividends declared per share   $      0.18   $      0.18   $      0.36   $      0.51
                                       ===========   ===========   ===========   ===========

See Notes to the Condensed Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
             Condensed Consolidated Statements of Retained Earnings
                For the Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)

                                                                2006          2005
                                                            -----------   -----------
Retained earnings at beginning of period                    $25,915,024   $27,154,171
Net income (loss) for the six months ended                      857,810      (229,252)
Cash dividends declared in the period,
   $.36 and $.51 per share in 2006 and 2005, respectively      (347,808)     (492,727)
                                                            -----------   -----------
Retained earnings at end of period                          $26,425,026   $26,432,192
                                                            ===========   ===========

See Notes to the Condensed Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
                Condensed Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)

                                                                   2006          2005
                                                               -----------   -----------
Cash flows from operating activities:
Net income (loss)                                              $   857,810   $  (229,252)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation                                                    817,410       839,826
   Net gain on the sale of equipment                                (2,830)         (300)
   Deferred income taxes                                          (240,000)     (215,000)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  (1,893,500)   (1,571,266)
      Inventories                                                  176,878       399,071
      Other current assets                                          66,790        52,337
      Accounts payable                                              (2,445)      483,562
      Accrued wages and salaries                                   190,195       142,240
      Accrued profit sharing                                        65,000            --
      Other accrued expenses                                       283,660        73,487
                                                               -----------   -----------
         Net cash provided by (used in) operating activities       318,968       (25,295)
                                                               -----------   -----------
Cash flows from investing activities:
   Capital expenditures                                           (906,989)     (269,878)
   Proceeds from the sale of equipment                               9,000           300
   Proceeds from held-to-maturity securities                     2,475,000       405,000
   Purchases of held-to-maturity securities                     (5,975,000)     (405,000)
                                                               -----------   -----------
         Net cash used in investing activities                  (4,397,989)     (269,578)
                                                               -----------   -----------
Cash flows from financing activities:
   Cash dividends paid                                            (347,808)     (492,727)
                                                               -----------   -----------
         Net cash used in financing activities                    (347,808)     (492,727)
                                                               -----------   -----------
Net decrease in cash and cash equivalents                       (4,426,829)     (787,600)
Cash and cash equivalents at beginning of period                 4,730,837     5,464,368
                                                               -----------   -----------
Cash and cash equivalents at end of period                     $   304,008   $ 4,676,768
                                                               ===========   ===========
Supplemental schedule of noncash investing activities:
   Capital expenditures in accounts payable                    $    28,383   $   229,061

See Notes to the Condensed Consolidated Financial Statements

                          CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2006 (unaudited) and December 31, 2005 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2006 are not necessarily indicative of the results to be expected for the year.

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

5. On May 30, 2006 the Board of Directors of Chicago Rivet & Machine Co. determined that the Company would close its fastener operation in Jefferson, Iowa and transfer production activities to its facility in Tyrone, Pennsylvania. The Jefferson, Iowa facility had been operating below capacity, and the Company determined to close the facility as part of its cost savings efforts. While the exact timing is unknown at this time, it is expected that the transfer will be substantially complete by December 31, 2006.

The Company recorded a one-time charge of $400,401 relating to termination benefits in connection with the closing of the Jefferson facility. The Company does not anticipate that it will record a material charge related to asset impairment as a result of this closing. Additional costs associated with the relocation of equipment and closing and disposal of the facility are anticipated, but the amount and timing of such costs are not known at this time.

                          CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                       Assembly
                                          Fastener     Equipment      Other     Consolidated
                                        -----------   ----------   ----------   ------------
Three Months Ended June 30, 2006:
Net sales and lease revenue             $ 9,529,364   $1,528,002                $11,057,366

Depreciation                                361,486       25,377       22,370       409,233

Segment profit                            1,201,970      402,778                  1,604,748
Plant closing expenses                     (400,401)                               (400,401)
Selling and administrative expenses                                  (559,775)     (559,775)
Interest income                                                        53,954        53,954
                                                                                -----------
Income before income taxes                                                          698,526
                                                                                -----------
Capital expenditures                        858,459           --       14,543       873,002

Segment assets:
   Accounts receivable, net               6,552,671      711,440                  7,264,111
   Inventories                            4,185,252    1,609,565                  5,794,817
   Property, plant and equipment, net     8,004,727    1,232,870      925,703    10,163,300
   Other assets                                                     5,529,551     5,529,551
                                                                                -----------
                                                                                 28,751,779
                                                                                -----------

Three Months Ended June 30, 2005:
Net sales and lease revenue             $ 8,444,808   $1,619,584                $10,064,392

Depreciation                                376,125       26,106       17,787       420,018

Segment profit                               37,349      359,887                    397,236
Selling and administrative expenses                                  (659,998)     (659,998)
Interest income                                                        33,275        33,275
                                                                                -----------
Income (loss) before income taxes                                                  (229,487)
                                                                                -----------

Capital expenditures                        351,785           --      122,245       474,030

Segment assets:
   Accounts receivable, net               5,654,635      784,246                  6,438,881
   Inventories                            3,972,629    1,870,770                  5,843,399
   Property, plant and equipment, net     8,532,793    1,304,745      967,891    10,805,429
   Other assets                                                     6,220,119     6,220,119
                                                                                -----------
                                                                                 29,307,828
                                                                                -----------

                          CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                       Assembly
                                          Fastener     Equipment      Other     Consolidated
                                        -----------   ----------   ----------   ------------
Six Months Ended June 30, 2006:
Net sales and lease revenue             $18,710,087   $3,288,230                $21,998,317

Depreciation                                722,716       50,754       43,940       817,410

Segment profit                            1,850,105      853,550                  2,703,655
Plant closing expenses                     (400,401)                               (400,401)
Selling and administrative expenses                                (1,128,362)   (1,128,362)
Interest income                                                       109,918       109,918
                                                                                -----------
Income before income taxes                                                        1,284,810
                                                                                -----------

Capital expenditures                        920,829                    14,543       935,372

Six Months Ended June 30, 2005:

Net sales and lease revenue             $16,792,366   $3,354,888                $20,147,254

Depreciation                                752,040       52,212       35,574       839,826

Segment profit                              112,492      782,548                    895,040
Selling and administrative expenses                                (1,300,329)   (1,300,329)
Interest income                                                        60,037        60,037
                                                                                -----------
Income (loss) before income taxes                                                  (345,252)
                                                                                -----------

Capital expenditures                        372,565        1,520      124,854       498,939

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Results for the second quarter of 2006, as well as the current year to date, reflect continued improvement over the results for the same periods last year. For the quarter, sales have increased $993,000, bringing the increase for the year to $1,851,000. The combination of improved sales volume and the reduction in certain expenses has helped the Company to report net income of $469,000 in the quarter and $858,000 for the first half of the year, compared to net losses in the year earlier periods.

     Within the fastener segment, revenues increased from $8,445,000 to $9,529,000, or 12.8%, during the second quarter of 2006. The increase in sales, combined with a reduction in tooling expense of $353,000, contributed to an increase in gross margin of approximately $1,234,000 compared to the second quarter of 2005. Two factors contributed to the tooling reduction in 2006: the first was the greater than normal expenditure for tool development during 2005 when parts were being designed prior to shipment to customers, the second was the overall longer life on certain tools during the current year. Margins were further improved due to higher production volume in the current year that has allowed for greater utilization of labor and overhead costs compared to 2005.

     For the first six months, fastener segment revenues increased by $1,918,000, or 11.4%, from $16,792,000 to $18,710,000. Gross margins for the first six months of 2006 increased $1,790,000 compared to the first half of 2005. Higher sales volume was the primary factor behind the improvement in margins. Tooling expense has declined $537,000 year to date for the reasons outlined above.

     Revenues within the assembly equipment segment totaled $1,528,000 in the second quarter of 2006, a decline of $92,000, or 5.7%, compared to the second quarter of 2005, when revenues were $1,620,000. Demand for our products in this segment continues to show weakness after rebounding slightly in the first quarter. Gross margins for this segment improved approximately $27,000 in the quarter, however, as headcount reductions that took place during the second quarter of 2005 have resulted in lower payroll and related benefits in the current year. For the first six months of 2006, revenues in this segment amounted to $3,288,000, a decline of approximately $67,000, or 2%, compared to the first six months of 2005. The current year to date reduction in payroll and related benefits offset the year to date decline in revenues and resulted in an improvement in gross margin of approximately $23,000.

     Selling and administrative expenses for the second quarter of 2006 were approximately $46,000 lower than during the second quarter of 2005. Professional services were $85,000 lower in the quarter primarily due to procedures performed in 2005 related to compliance with the Sarbanes-Oxley Act of 2002, while legal fees declined $35,000 due to litigation and other matters resolved in 2005. Further, salaries and wages declined $42,000 during the second quarter due to reduced headcount. These decreases were partially offset by an increase in profit sharing expense of $125,000 resulting from more profitable operations in the current year. On a year to date basis, selling and administrative expenses declined $166,000 compared to the first six months of 2005. Professional services were $217,000 lower, legal fees declined $108,000 and salaries and wages declined by $29,000, for the reasons stated above. These reductions were partially offset by profit sharing expense which has increased by $190,000 due to the return to profitability in the current year.

     During May of the current year, a decision was made to close our fastener operation located in Jefferson, Iowa and transfer production activities to our facility in Tyrone, Pennsylvania to better utilize manufacturing capacity. Approximately $400,000 was accrued during the quarter for one-time termination benefits related to the closing. While the exact timing is unknown, the process of transferring activities is underway and is expected to be substantially completed by December 31, 2006. Additional costs associated with the relocation of equipment and closing and disposal of the facility are anticipated, but the amount and timing of such costs are not known at this time.

     Working capital at June 30, 2006 amounted to $15 million, an increase of $.2 million from the beginning of the year. Holdings in cash, cash equivalents and certificates of deposit amounted to $4.8 million at the end of the second quarter, a year to date decline of $.9 million, which is approximately equal to capital outlays in 2006 that have been primarily to expand our fastener segment production capabilities. Offsetting this decline, accounts receivable balances have increased by $1.9 million this year. This increase is expected as sales in the latter portion of the second quarter typically exceed those towards the end of the calendar year. Current liabilities are $.6 million higher than at the beginning of the year, primarily due to the accrual of termination benefits related to the Jefferson, Iowa plant closing.

     The Company has a $1.0 million line of credit, which expires May 31, 2007. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

     The second quarter of 2006 reflects the continued improvement in customer demand that began in the first quarter. Along with the 9.9% improvement in sales, we were able to once again realize improved gross margins on a comparable quarter basis due to a significant reduction in tooling expense and greater utilization of plant capacity. However, we rely on the domestic automotive industry for revenue, and that reliance keeps us cautious as we look ahead. The domestic automotive industry has been declining for some time as it faces challenges related to labor issues, over-capacity and lower-cost foreign competition. Overall, raw material costs in the first half of 2006 receded slightly compared to the first half of 2005. However, some prices have increased again recently, and they remain significantly higher than historical levels. Competition for available market share continues to restrict our ability to raise prices. Although costs associated with Sarbanes-Oxley compliance have been lower thus far in 2006, final regulations as they relate to companies our size may change, resulting in further expenses that cannot be estimated at this time. While we are pleased with the return to profitability we have achieved in the first six months of 2006, the competitive landscape remains challenging, and we must continue to focus on controlling costs while investing wisely for the future.

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, those disclosed under "Risk Factors" in our Annual Report on Form 10-K and in the other filings we make with the United States Securities and Exchange Commission. These factors, include among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to two major customers, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, the loss of the services of our key employees and difficulties in achieving expected cost savings. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on May 9, 2006. The only proposal voted upon was the election of nine directors for a term ending at the Annual Meeting in 2007. The nine persons nominated by the Company's Board of Directors received the following votes and were elected:

         NAME            VOTES FOR   VOTES WITHHELD
         ----            ---------   --------------
Michael J. Bourg          793,426        84,369
Edward L. Chott           791,114        85,294
Kent H. Cooney            791,849        84,844
Nirendu Dhar              791,040        85,444
William T. Divane, Jr.    792,975        84,269
George P. Lynch           791,078        85,314
John R. Madden            788,756        87,529
John A. Morrissey         792,339        84,739
Walter W. Morrissey       789,717        86,794

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

Date: August 11, 2006


                                        /s/ John A. Morrissey
                                        ----------------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

Date: August 11, 2006


                                        /s/ Michael J. Bourg
                                        ----------------------------------------
                                        Michael J. Bourg
                                        President, Chief Operating
                                        Officer and Treasurer
                                        (Principal Financial Officer)

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