Form 10-Q
period 2006-09-30
CHICAGO RIVET & MACHINE CO
filed 2006-11-13
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

     As of September 30, 2006, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

PART I.                    FINANCIAL INFORMATION                            Page

     Condensed Consolidated Balance Sheets at September 30, 2006
         and December 31, 2005                                               2-3

     Condensed Consolidated Statements of Operations for the Three
         and Nine Months Ended September 30, 2006 and 2005                     4

     Condensed Consolidated Statements of Retained Earnings for the
         Nine Months Ended September 30, 2006 and 2005                         5

     Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2006 and 2005                         6

     Notes to the Condensed Consolidated Financial Statements                7-9

     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-11

     Controls and Procedures                                                  12

PART II.                   OTHER INFORMATION                               13-23

Item 1. Financial Statements.


                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005



                                                      September 30,       December 31,
                                                         2006                2005
                                                      -------------       -----------
                                                      (Unaudited)
                             Assets

Current Assets:
  Cash and cash equivalents                           $   169,029         $ 4,730,837
  Certificates of deposit                               5,005,000           1,005,000
  Accounts receivable, net of allowance
    of $178,000 and $210,000, respectively              6,666,881           5,370,611
  Inventories:
    Raw materials                                       1,442,751           1,586,744
    Work in process                                     2,309,076           2,218,774
    Finished goods                                      2,463,165           2,166,177
                                                      -----------         -----------
  Total inventories                                     6,214,992           5,971,695
                                                      -----------         -----------
  Deferred income taxes                                   529,191             560,191
  Other current assets                                    348,663             232,142
                                                      -----------         -----------

Total current assets                                   18,933,756          17,870,476
                                                      -----------         -----------

Property, Plant and Equipment:
  Land and improvements                                 1,029,035           1,029,035
  Buildings and improvements                            6,323,931           6,251,144
  Production equipment, leased machines and other      29,597,136          29,163,667
                                                      -----------         -----------
                                                       36,950,102          36,443,846
Less accumulated depreciation                          26,951,457          26,392,338
                                                      -----------         -----------
Net property, plant and equipment                       9,998,645          10,051,508
                                                      -----------         -----------

Total assets                                          $28,932,401         $27,921,984
                                                      ===========         ===========



See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                    September 30, 2006 and December 31, 2005



                                                      September 30,     December 31,
                                                          2006             2005
                                                      -------------     ------------
                                                       (Unaudited)

            Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $  1,644,736      $  1,452,314
  Accrued wages and salaries                               907,644           680,969
  Contributions due profit sharing plan                    252,000           125,000
  Accrued plant closing expenses                           399,746                --
  Other accrued expenses                                   502,567           772,270
                                                      ------------      ------------
Total current liabilities                                3,706,693         3,030,553

Deferred income taxes                                    1,073,275         1,313,275
                                                      ------------      ------------

Total liabilities                                        4,779,968         4,343,828
                                                      ------------      ------------

Commitments and contingencies (Note 4)


Shareholders' Equity:
  Preferred stock, no par value, 500,000 shares
    authorized: none outstanding                                --                --
  Common stock, $1.00 par value, 4,000,000 shares
    authorized: 1,138,096 shares issued                  1,138,096         1,138,096
  Additional paid-in capital                               447,134           447,134
  Retained earnings                                     26,489,301        25,915,024
  Treasury stock, 171,964 shares at cost                (3,922,098)       (3,922,098)
                                                      ------------      ------------
Total shareholders' equity                              24,152,433        23,578,156
                                                      ------------      ------------

Total liabilities and shareholders' equity            $ 28,932,401      $ 27,921,984
                                                      ============      ============



See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)



                                                Three Months Ended                  Nine Months Ended
                                                   September 30,                      September 30,
                                           -----------------------------      -----------------------------
                                               2006             2005             2006              2005
Net sales                                  $  9,107,430     $  9,691,683      $ 31,053,347     $ 29,783,682
Lease revenue                                    25,033           26,678            77,433           81,933
                                           ------------     ------------      ------------     ------------
                                              9,132,463        9,718,361        31,130,780       29,865,615
Cost of goods sold and costs
 related to lease revenue                     7,352,636        8,258,602        24,517,941       25,385,666
                                           ------------     ------------      ------------     ------------

Gross profit                                  1,779,827        1,459,759         6,612,839        4,479,949
Selling and administrative expenses           1,491,616        1,759,263         4,758,465        5,192,520
Plant closing expenses                            8,204               --           408,605               --
                                           ------------     ------------      ------------     ------------

Operating profit (loss)                         280,007         (299,504)        1,445,769         (712,571)

Other income and expenses:
  Interest income                                66,572           41,124           176,490          101,161
  Other income                                    3,600            3,600            12,730           11,378
                                           ------------     ------------      ------------     ------------
Income (loss) before income taxes               350,179         (254,780)        1,634,989         (600,032)
Provision (benefit) for income taxes            112,000          (85,000)          539,000         (201,000)
                                           ------------     ------------      ------------     ------------
Net income (loss)                          $    238,179     $   (169,780)     $  1,095,989     $   (399,032)
                                           ============     ============      ============     ============
Average common shares outstanding               966,132          966,132           966,132          966,132
                                           ============     ============      ============     ============
Per share data:
   Net income (loss) per share                     0.24     $      (0.17)     $       1.13     $      (0.41)
                                           ============     ============      ============     ============
   Cash dividends declared per share       $       0.18     $       0.18      $       0.54     $       0.69
                                           ============     ============      ============     ============



See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
             Condensed Consolidated Statements of Retained Earnings
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)



                                                                 2006               2005
                                                             ------------      ------------
Retained earnings at beginning of period                     $ 25,915,024      $ 27,154,171


Net income (loss) for the nine months ended                     1,095,989          (399,032)


Cash dividends declared in the period,
  $.54 and $.69 per share in 2006 and 2005, respectively         (521,712)         (666,632)
                                                             ------------      ------------

Retained earnings at end of period                           $ 26,489,301      $ 26,088,507
                                                             ============      ============



See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2006 and 2005
                                   (Unaudited)

                                                                    2006                2005
                                                                ------------      ------------
Cash flows from operating activities:
Net income (loss)                                               $  1,095,989      $   (399,032)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
  Depreciation                                                     1,234,514         1,270,532
  Net (gain) loss on the sale of equipment                           (10,330)            8,003
  Deferred income taxes                                             (209,000)         (133,000)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                      (1,296,270)       (1,929,881)
    Inventories                                                     (243,297)          318,433
    Other current assets                                            (116,521)          (75,266)
    Accounts payable                                                 159,361           560,267
    Other accrued expenses                                           483,718          (105,966)
                                                                ------------      ------------
      Net cash provided by (used in) operating activities          1,098,164          (485,910)
                                                                ------------      ------------

Cash flows from investing activities:
  Capital expenditures                                            (1,154,760)         (573,924)
  Proceeds from the sale of equipment                                 16,500               500
  Proceeds from held-to-maturity securities                        6,275,000           805,000
  Purchases of held-to-maturity securities                       (10,275,000)       (1,005,000)
                                                                ------------      ------------
    Net cash used in investing activities                         (5,138,260)         (773,424)
                                                                ------------      ------------

Cash flows from financing activities:
   Cash dividends paid                                              (521,712)         (666,632)
                                                                ------------      ------------
    Net cash used in financing activities                           (521,712)         (666,632)
                                                                ------------      ------------

Net decrease in cash and cash equivalents                         (4,561,808)       (1,925,966)
Cash and cash equivalents at beginning of period                   4,730,837         5,464,368
                                                                ------------      ------------
Cash and cash equivalents at end of period                      $    169,029      $  3,538,402
                                                                ============      ============

Supplemental schedule of non-cash investing activities:
  Capital expenditures in accounts payable                      $     33,061      $     27,401



See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 (unaudited) and December 31, 2005 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2006 are not necessarily indicative of the results to be expected for the year.

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

The Company has recorded $408,605, through September 30, 2006, relating to termination benefits and equipment moving expenses in connection with the closing of the Jefferson facility. The Company does not anticipate that it will record a material charge related to asset impairment as a result of this closing. Additional costs associated with the relocation of equipment and closing and disposal of the facility are anticipated, but the amount and timing of such costs are not known at this time.

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:



                                                               Assembly
                                             Fastener         Equipment           Other         Consolidated
                                           ------------      ------------      ------------     ------------
Three Months Ended September 30, 2006:
Net sales and lease revenue                $  7,833,763      $  1,298,700      $         --     $  9,132,463

Depreciation                                    368,575            25,377            23,152          417,104

Segment profit                                  441,743           348,214                            789,957
Selling and administrative expenses                                                (498,146)        (498,146)
Plant closing expenses                           (8,204)                                              (8,204)
Interest income                                                                      66,572           66,572
                                                                                                ------------
Income before income taxes                                                                           350,179
                                                                                                ------------


Capital expenditures                            194,275                --            58,174          252,449

Segment assets:
  Accounts receivable, net                    5,907,432           759,449                          6,666,881
  Inventories                                 4,544,100         1,670,892                          6,214,992
  Property, plant and equipment, net          7,830,427         1,207,493           960,725        9,998,645
  Other assets                                                                    6,051,883        6,051,883
                                                                                                ------------
                                                                                                  28,932,401
                                                                                                ------------


Three Months Ended September 30, 2005:
Net sales and lease revenue                $  8,488,640      $  1,229,721      $         --     $  9,718,361

Depreciation                                    384,206            26,404            20,096          430,706

Segment profit                                  118,115           202,214                            320,329
Selling and administrative expenses                                                (616,233)        (616,233)
Interest income                                                                      41,124           41,124
                                                                                                ------------
Loss before income taxes                                                                            (254,780)
                                                                                                ------------
Capital expenditures                             39,155            33,169            30,062          102,386
                                                                                                ------------

Segment assets:
  Accounts receivable, net                    6,245,497             551,999                        6,797,496
  Inventories                                 4,030,738           1,893,299                        5,924,037
  Property, plant and equipment, net          8,179,240           1,311,511         977,855       10,468,606
  Other assets                                                                    5,378,356        5,378,356
                                                                                                ------------
                                                                                                  28,568,495
                                                                                                ------------

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                               Assembly
                                            Fastener           Equipment           Other        Consolidated
                                            --------           ---------      -------------     ------------
Nine Months Ended September 30, 2006:
Net sales and lease revenue               $ 26,543,850      $  4,586,930      $         --     $ 31,130,780

Depreciation                                 1,091,291            76,131            67,092        1,234,514

Segment profit                               2,291,848         1,201,764                          3,493,612
Selling and administrative expenses                                             (1,626,508)      (1,626,508)
Plant closing expenses                        (408,605)                                            (408,605)
Interest income                                                                     176,490         176,490
                                                                                               ------------
Income before income taxes                                                                        1,634,989
                                                                                               ------------

Capital expenditures                         1,115,104                --            72,717        1,187,821


Nine Months Ended September 30, 2005:
Net sales and lease revenue               $ 25,281,006      $  4,584,609      $         --     $ 29,865,615

Depreciation                                 1,136,246            78,616            55,670        1,270,532

Segment profit                                 230,607           984,762                --        1,215,369
Selling and administrative expenses                                             (1,916,562)      (1,916,562)
Interest income                                                                    101,161          101,161
                                                                                               ------------
Loss before income taxes                                                                           (600,032)
                                                                                               ------------

Capital expenditures                           411,720            34,689           154,916          601,325



                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Revenues for the third quarter of 2006 declined $585,898, or 6%, compared to the third quarter of 2005, as an increase in assembly equipment segment sales was more than offset by reduced fastener segment demand; however, year to date revenues remain ahead of 2005, reflecting an increase of $1,265,165, or 4%. The decrease in revenues during the quarter was more than offset by reductions in certain manufacturing costs and administrative expenses, which resulted in net income for the quarter of $238,179, or $.24 per share, compared to a loss of $169,780, or $.17 per share, for the third quarter of 2005. This brings the current year to date net income to $1,095,989, or $1.13 per share, compared to a net loss of $399,032, or $.41 per share, for the first nine months of 2005.

         Third quarter revenues within the fastener segment totaled $7,833,763, a decrease of $654,877, or 7.7%, compared to the third quarter of 2005. The reduction in fastener segment sales was due to lower demand from automotive industry customers. Despite the lower sales, we realized a net improvement in gross margin of approximately $156,000 during the quarter due primarily to a reduction in tooling costs of $132,000 and lower average material prices during the quarter. Additionally, labor costs declined in the quarter by approximately $113,000, as work schedules were adjusted to match production needs, and expediting costs declined $56,000 as such costs returned to more normal levels compared to the third quarter of 2005. The balance of the improvement in gross margin was the net result of a variety of overhead components. Fastener segment revenues have increased $1,262,844, or 5%, in the first nine months of 2006 compared with 2005, totaling $26,543,850. Gross margins have improved by approximately $1,946,000 in the current year. The combination of higher sales and a $670,000 reduction in tooling expense were the primary factors in this improvement. The reduction in tooling expense is attributed to a higher than normal number of parts being designed during 2005, and the overall longer life of certain tools during the current year. The increased manufacturing volume in the current year has also allowed for greater utilization of plant resources, further contributing to the improvement in margins in 2006.

         Revenues within the assembly equipment segment increased by $68,979, or 5.6%, during the third quarter of 2006, compared with the third quarter of 2005. The improvement was primarily due to an increase in the number of machines shipped during the quarter. The third quarter increase brings year to date revenues for this segment to $4,586,930, fractionally ahead of 2005. Gross margins for the third quarter of 2006 increased $164,000, benefiting not only from the increase in sales during the quarter, but also a reduction in labor costs and labor related expenses, due to turnover and headcount reductions. Similarly, the results for the first nine months of 2006 also reflect the aforementioned changes, resulting in an increase in gross margin of $187,000 compared with 2005.

         Selling and administrative expenses for the third quarter of 2006 declined by $268,000 compared with the third quarter of 2005. Professional fees were $72,000 lower in the third quarter of 2006 due to initial procedures performed in 2005 related to compliance with the Sarbanes-Oxley Act of 2002. Expenses were further reduced by $149,000 due to the settlement of a litigation matter in 2005. Bad debt expense was $63,000 lower in the quarter due to the bankruptcy of a certain customer in the third quarter of 2005, and salaries declined $38,000 due to headcount reductions. Partially offsetting these lower expense items is an increase in profit sharing expense of $62,000, related to higher profits for the third quarter of 2006. For the first nine months of 2006, selling and administrative expenses have declined $434,000 compared to 2005. Professional fees have declined $289,000 due to initial consulting incurred in 2005 related to Sarbanes-Oxley compliance. Selling and administrative expenses incurred in 2005 also included $312,000 to resolve a litigation matter. The absence of a bankruptcy filing of a certain customer in the current year has resulted in a net decline in bad debt expense of $73,000. The reduction in these expense items on a year to date basis is partially offset by the increase in profit sharing of $252,000, due to more profitable operating results in 2006.

         During May of the current year, a decision was made to close our Jefferson, Iowa fastener operation and transfer production activities of that location to our facility in Tyrone, Pennsylvania, to better utilize manufacturing capacity. We continue to make progress in that effort, and expect the transfer to be completed before December 31, 2006. As of September 30, 2006, a charge of $408,605 has been recorded related to the plant closing. Additional costs associated with the relocation of equipment and disposal of the facility are expected, but the amount and timing of such costs are not known at this time.

         Working capital at September 30, 2006 amounted to $15.2 million, an increase of $.4 million from the beginning of the year. Accounts receivable balances have increased $1.3 million since the beginning of the year due to higher sales volumes. Offsetting this amount is an increase in current liabilities of nearly $.7 million, of which $.4 million relates to the accrual for termination benefits for the Jefferson, Iowa plant closing. Holdings in cash, cash equivalents and certificates of deposit amounted to $5.2 million at the end of the third quarter, a year to date decline of $.5 million. In the current year, almost $1.2 million has been spent for capital items, primarily to expand our fastener segment production capabilities.

         The Company has a $1.0 million line of credit, which expires May 31, 2007. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

         Although we are pleased to report a return to profitability for the third quarter and the first nine months of the year, the decline in sales for the third quarter is a matter of concern. News accounts related to the automotive sector, upon which we rely for revenue, continue to be dominated by reports on the challenging conditions in the domestic market. Given the current environment, we do not foresee significant improvements in that market in the short term. Competition from foreign sources also continues to be a significant factor, as domestic manufacturers struggle to deal with higher legacy costs, while their share of the automotive market continues to decline. In response, we will continue our efforts to develop relationships with foreign manufacturers to supplement our existing customer base. We will also continue to work to control costs and make the most of available resources while actively pursuing new business from both new and existing customers.

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

                          PART II -- OTHER INFORMATION

Item 5.  Other Information.

     On November 9, 2006, the Company entered into a Consulting Agreement with John C. Osterman, the Company's former President, Chief Operating Officer and Treasurer. Mr. Osterman retired from the Company on May 9, 2006. Under the terms of the consulting agreement, Mr. Osterman will receive a quarterly consulting fee of $15,000. The consulting agreement is effective as of July 1, 2006, and unless terminated earlier by either party, the term of the agreement is through June 30, 2007. A copy of the consulting agreement is attached hereto as Exhibit 10.1.

Item 6.  Exhibits.


         10.1     Consulting Agreement, dated November 9, 2006, between the
                       Company and John C. Osterman

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


                                             CHICAGO RIVET & MACHINE CO.
                                             -----------------------------------
                                             (Registrant)

Date:  November 13, 2006
                                             /s/ John A. Morrissey
                                             -----------------------------------
                                             John A. Morrissey
                                             Chairman of the Board of Directors
                                             and Chief Executive Officer


Date:  November 13, 2006
                                             /s/ Michael J. Bourg
                                             -----------------------------------
                                             Michael J. Bourg
                                             President, Chief Operating
                                             Officer and Treasurer
                                             (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS


INDEX TO EXHIBITS


Exhibit
Number                                                                          Page
  10.1    Consulting Agreement, dated November 9, 2006, between the
            Company and John C. Osterman                                         16-19
  31      Rule 13a-14(a) or 15d-14(a) Certifications

  31.1    Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    20

  31.2    Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as
            Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002    21


  32      Section 1350 Certifications

  32.1    Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    22

  32.2    Certification Pursuant to 18 U.S.C. Section 1350, as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    23