Form 10-K
period 2006-12-31
CHICAGO RIVET & MACHINE CO
filed 2007-03-21
CIK 19871

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                        PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

       Registrant's telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class            Name of Each Exchange on Which Registered
  ------------------------------      -----------------------------------------
  Common Stock - $1.00 Par Value               American Stock Exchange
(including Preferred Stock Purchase   (Trading privileges only, not registered)
            Rights)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

   Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2006 was $18,104,818.

As of March 19, 2007 966,132 shares of the Company's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2006 (the "2006 Report") are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company's 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

================================================================================

                           CHICAGO RIVET & MACHINE CO.

                         PERIOD ENDING DECEMBER 31, 2006

Item                                                                                                            Page
 No.                                                                                                             No.
----                                                                                                            ----
                                       Part I

1.       Business                                                                                                 3
1A.      Risk Factors                                                                                             4
1B.      Unresolved Staff Comments                                                                                6
2.       Properties                                                                                               6
3.       Legal Proceedings                                                                                        7
4.       Submission of Matters to a Vote of Security Holders                                                      7

                                       Part II

5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
           Equity Securities                                                                                      9
6.       Selected Financial Data                                                                                  9
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations                    9
7A.      Quantitative and Qualitative Disclosures About Market Risk                                              14
8.       Financial Statements and Supplementary Data                                                             14
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                    15
9A.      Controls and Procedures                                                                                 15

                                       Part III

10.      Directors, Executive Officers and Corporate Governance                                                  16
11.      Executive Compensation                                                                                  16
12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters          16
13.      Certain Relationships and Related Transactions, and Director Independence                               16
14.      Principal Accountant Fees and Services                                                                  16

                                       Part IV

15.      Exhibits and Financial Statement Schedules                                                              17

                                     PART I

ITEM 1 - BUSINESS

      Chicago Rivet & Machine Co. (the "Company") was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations and segments, see Note 8 of the financial statements which appears on page 10 of the Company's 2006 Annual Report to Shareholders. The 2006 Annual Report is filed as an exhibit to this report.

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

      The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2006, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to Fisher & Company accounted for approximately 28%, 24% and 22% of the Company's consolidated revenues in 2006, 2005, and 2004, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 13% of the Company's consolidated revenues in 2006, 2005 and 2004.

      The Company's business has historically been stronger during the first half of the year.

      The Company purchases raw material from a number of sources, primarily within the United States. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. Beginning early in 2004, the cost of raw materials used in the manufacture of fasteners escalated sharply due to increased global demand, primarily in Asia. While prices for ferrous materials declined slightly in 2006, the price of non-ferrous materials continued to increase significantly during the year.

      Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

      The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last three years were not material.

      At December 31, 2006, the Company employed 261 people.

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

WE ARE DEPENDENT ON THE DOMESTIC AUTOMOTIVE INDUSTRY.

      Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by significant overcapacity, fierce competition and significant pension and health care liabilities, and automotive production in the United States has declined between 1999 and 2006. Certain domestic automakers and component suppliers, including several of our customers, are financially distressed or may become financially distressed. In recent years, our gross margins have been negatively impacted in part due to the declines in domestic automotive production, and we have experienced increased accounts receivable write-offs as a result of bankruptcy filings by some of our customers. Any further decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

WE RELY ON SALES TO TWO MAJOR CUSTOMERS.

      Our sales in 2006 to two customers constituted approximately 41% of our consolidated revenues. Sales to Fisher & Company accounted for approximately 28%, 24% and 22% of the Company's consolidated revenues in 2006, 2005, and 2004, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 13% of the Company's consolidated revenues in 2006, 2005 and 2004. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

INCREASES IN OUR RAW MATERIAL COSTS OR DIFFICULTIES WITH OUR SUPPLIERS COULD NEGATIVELY AFFECT US.

      While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. In recent years, we have been adversely impacted by increased costs for steel, our principal raw material, which we have been unable to wholly mitigate. Any continued fluctuation in the price or availability of our raw materials could have a material adverse impact on our business, results of operations and financial condition.

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

WE COULD BE ADVERSELY IMPACTED BY OUR FAILURE TO COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT

      As a public company we are required to comply with the reporting obligations of the Exchange Act and will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act for our fiscal year ending December 31, 2007, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors' confidence in us, could be materially adversely affected.

THE PRICE OF OUR COMMON STOCK IS SUBJECT TO VOLATILITY, AND OUR STOCK IS THINLY TRADED.

      Various factors, such as general economic changes in the financial markets, announcements or significant developments with respect to the automotive industry, actual or anticipated variations in our or our competitors' quarterly or annual financial results, the introduction of new products or technologies by us or our competitors, changes in other conditions or trends in our industry or in the markets of any of our significant customers, changes in governmental regulation, or changes in securities analysts' estimates of our competitors or our industry, could cause the market price of our common stock to fluctuate substantially.

      Our common stock is traded on the American Stock Exchange (not registered, trading privileges only). The average daily trading volume for our common stock on the American Stock Exchange is currently less than 1,000 shares per day, and on some days we have zero volume. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B - UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2 - PROPERTIES

      The Company's headquarters is located in Naperville, Illinois. It conducts its manufacturing and warehousing operations at four additional facilities. All of these facilities are described below. Each facility is owned by the Company and considered suitable and adequate for its present use. The Company also currently maintains a small sales and engineering office in Norwell, Massachusetts in a leased facility.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2006.

                      Executive Officers of the Registrant

      The names, ages and positions of all executive officers of the Company, as of March 21, 2007, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer                     Position                            Years an Officer
-----------------------                     --------                            ----------------
John A. Morrissey          71               Chairman, Chief
                                               Executive Officer                       26

Michael J. Bourg           44               President, Chief Operating
                                               Officer and Treasurer                    8

Kimberly A. Kirhofer       48               Secretary                                  16

Nirendu Dhar               65               General Manager,
                                               H & L Tool Company, Inc.                 6

- Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

- Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. He was Corporate Controller from December 1998 to November 2005. He became Vice President - Finance in November 2005 and was named Executive Vice President in February 2006. He has been a director of the Company since May 2006.

- Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.

- Mr. Dhar has been employed as General Manager of the Company's subsidiary, H & L Tool Company, Inc., since 1996. Mr. Dhar was employed as Plant Manager and Chief Engineer of H & L Tool Company, Inc. prior to the Company's acquisition of H & L Tool Company, Inc. for more than five years. He has been a director of the Company since May 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of February 14, 2007 there were approximately 250 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2006 Annual Report is incorporated herein by reference. The 2006 Annual Report is filed as an exhibit to this report. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends," for additional information about the Company's dividend policy.

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

ITEM 6 - SELECTED FINANCIAL DATA

      The section entitled "Selected Financial Data" which appears on page 12 of the 2006 Annual Report is incorporated herein by reference. The 2006 Annual Report is filed as an exhibit to this report.

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

RESULTS OF OPERATIONS

      The past year began on a positive note, as net sales for the first six months increased 9% over the first half of 2005. This growth in sales contributed to the return to profitability in the first two quarters of 2006. However, the second half of the year proved to be more challenging. Net sales in the third and fourth quarters each reflected declines of approximately 6% compared to the same period a year earlier. This resulted in a total net sales increase for 2006 of less than 2% compared to 2005. Despite the lower sales in the second half of the year, we were able to maintain profitability due in part to reductions in various expenditures throughout the year, finishing 2006 with net income per share of $1.16, compared to a year earlier loss. Results in 2006 were adversely impacted by costs related to closing our Jefferson, Iowa fastener manufacturing facility.

2006 COMPARED TO 2005

      Net sales within the fastener segment increased $472,000, or 1.4%, during 2006 compared with 2005. The fastener segment started the year relatively strong and reflected an increase in net sales of 11.4% after the second quarter. However, the second half of the year was particularly weak, as sales in the third and fourth quarter declined 8.4% compared to the prior year. The up and down results were tied to changes in demand from our larger automotive customers. Production cuts by domestic automotive companies, in response to high inventory levels and reduced sales forecasts, were largely responsible for the weakness we experienced in the second half of the year. Gross margins within this segment improved by approximately $1,920,000 during 2006, aided by the net increase in sales and the decline of two expense items that had large increases in 2005. Tooling expense declined by more than $1 million during 2006, as cost controls were emphasized and better tool life was achieved during the year, and expediting costs declined by $130,000, returning to more normal levels. Additionally, material cost of sales declined $396,000, primarily due to lower average steel prices during 2006 compared with 2005.

      Revenues within the assembly equipment segment increased by $137,116, or 2.4%, to $5,948,579 in 2006, compared with $5,811,463 in 2005. Most of the increase was the result of an improved fourth quarter when net sales increased 11% compared with the fourth quarter of 2005. The improvement was primarily due to an increase in the number of specialty machines shipped during the current year and not the result of an overall improvement in the marketplace. Gross margins for 2006 increased approximately $220,000, benefiting not only from the increase in sales, but also a reduction in labor costs and labor related expenses, due to headcount reductions.

      Selling and administrative expenses declined $689,687 during 2006 compared with 2005. Professional fees declined $334,000 in 2006 due to initial procedures performed in 2005 related to compliance with the Sarbanes-Oxley Act of 2002. Selling and administrative expenses incurred in 2005 also included $315,000 to resolve a litigation matter. Expenses were further reduced by $103,000 due to the absence of bankruptcy filings of certain customers in the current year. Finally, salaries and related benefits declined by $84,000, primarily due to turnover and headcount reductions during the year. The reduction in these expense items was partially offset by the increase in profit sharing expense of $100,000, due to the profitable operating results in 2006.

      In May of 2006, a decision was made to close our Jefferson, Iowa fastener operation and transfer production activities to our facility in Tyrone, Pennsylvania, to better utilize manufacturing capacity. During the fourth quarter, manufacturing activities in Jefferson concluded. We are currently in the process of selling and or transferring the remaining assets of that location, and anticipate having the building ready for sale in the first quarter of 2007. As of December 31, 2006, a charge of $422,934 has been recorded related to the plant closing. Additional costs associated with the relocation of equipment and disposal of the facility are expected, but the amount and timing of such costs are not known at this time, nor are they expected to be material.

2005 COMPARED TO 2004

      During 2005, revenues within the fastener segment increased by nearly $1.5 million, or 4.5%, compared with the prior year. However, a change in product mix, combined with ongoing competitive pressures within our markets, which adversely impacted selling prices, contributed to a decline in gross margins within this segment. Change in product mix was the primary factor causing material costs to increase $1.3 million compared to 2004 and was also the main factor contributing to a $757,000 increase in outside processing services. Labor and fringe benefit costs increased approximately $350,000. Tooling costs increased by approximately $518,000 compared to 2004, primarily due to costs related to the manufacture of new parts used in a number of new automotive platform launches. The Company also incurred an increase of $253,000 related to costs associated with expedited delivery due to shortened customer lead-time requirements.

      Weak demand continued to characterize the assembly equipment segment of our business in 2005, contributing to a decline in revenues of $944,000, or 14%, compared to the prior year. We were able to reduce most manufacturing costs in direct proportion to the decline in revenues. Labor and fringe benefit costs declined by $305,000, while raw material costs were $91,000 lower than the prior year. Additionally, most other elements of cost declined as a result of lower volumes. However, the net effect of lower volume was a decline of $491,000 in gross margins.

      Selling and administrative expenses increased by $682,000 in 2005 compared to 2004. The single largest factor affecting the change in total expenses in this category between the two years is that during 2004, the Company received a refund of the Michigan single business tax that amounted to $330,000. This refund was the result of a successful appeal of the tax calculation for the prior four years. Professional fees and expenses incurred, primarily related to compliance with the Sarbanes-Oxley Act of 2002, increased by $359,000 during 2005. Legal fees increased approximately $140,000 in 2005, primarily due to protracted litigation that was resolved that year. Bad debt expense increased $73,000, primarily in connection with the bankruptcy of certain customers. These increases were partially offset by reductions in a variety of other expenses; the most significant being a reduction in profit sharing expense of $127,000, due to the decrease in profitability, and lower depreciation of office equipment of $57,000.

      During the fourth quarter of 2005, the Company realized a gain of $256,660 from proceeds received due to the demutualization of an insurance provider.

DIVIDENDS

      In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends of $.18 per share during 2006, for a total dividend distribution of $.72 per share for the year. On February 19, 2007, your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2007 to shareholders of record on March 5, 2007. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 73 years.

PROPERTY, PLANT AND EQUIPMENT

      Capital expenditures during 2006 totaled $1,451,756, of which $1,374,009 was invested in equipment for our fastener operations. Approximately $680,000 was spent on cold-heading equipment that will expand our capabilities to make larger parts and approximately $233,000 was spent on equipment for performing secondary operations, such as grinding and shaving of parts. Additionally, approximately $346,000 was spent on inspection equipment. The remaining additions were for computer hardware and other equipment not specifically assigned to a single segment.

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

      Depreciation expense amounted to $1,659,834 in 2006, $1,703,382 in 2005, and $1,757,962 in 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital increased approximately $.4 million between December 31, 2005 and December 31, 2006. The Company's holdings in cash, cash equivalents and certificates of deposit amounted to approximately $5.7 million at the end of 2006, a slight increase compared with the prior year-end. Inventories were reduced by nearly $.5 million, as higher than normal quantities on hand during the last two years to guard against supply shortages were further reduced. Accounts receivable increased $.5 million compared with the prior year-end, primarily due to a change in the regular payment schedule for a certain customer and not due to any specific collection concern. The accrual for profit sharing contribution increased $.1 million compared to the prior year, due to more profitable operations in 2006, while the remaining accrued expenses decreased $.3 million as accrued plant closing expenses as of December 31, 2006 were offset by reductions in the liability for income taxes and customer deposits. The Company's investing activities in 2006 primarily consisted of capital expenditures of $1.3 million and the net investment in certificates of deposit of $4.4 million. The only financing activity during 2006 was the payment of $.7 million in dividends. The Company has a $1.0 million line of credit, which expires May 31, 2007. This line of credit remains unused.

OFF-BALANCE SHEET ARRANGEMENTS

      The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements.

      The following table presents a summary of the Company's contractual obligations as of December 31, 2006:

                                                      Payments Due By Period
                                   -------------------------------------------------------------
                                               Less Than      1 - 3        4 - 5      More Than
Contractual Obligation               Total       1 Year       Years        Years       5 Years
----------------------             --------    ---------     --------     --------    ----------
Long-term Debt                     $     --    $      --     $     --     $     --      $   --
Capital Lease Obligations                --           --           --           --          --
Operating Leases                     39,934       29,830       10,104           --          --
Purchase Obligations                286,884      257,605       28,163        1,116          --
Total                              $326,818    $ 287,435     $ 38,267     $  1,116      $   --

      Management believes that current cash, cash equivalents, operating cash flow and available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 2006, the Company did not have any outstanding debt. The Company did not use any derivative financial instruments during 2006.

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

      The report of PricewaterhouseCoopers LLP on the Company's financial statements for the year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. During the year ended December 31, 2004 and through March 21, 2005, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in its report on the Company's financial statements for that year. During the year ended December 31, 2004 and through March 21, 2005, there were no "reportable events" (as defined in SEC Regulation S-K Item 304(a)(1)(v)).

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

PERSONNEL

      On May 9, 2006, the Board of Directors elected Michael J. Bourg to the positions of President, Chief Operating Officer and Treasurer of the Company, replacing John C. Osterman who had announced on November 21, 2005 his intention to retire from the Company.

OUTLOOK FOR 2007

      While we are certainly pleased to report a return to profitable operations in 2006, many challenges are evident as we begin the new year. Automotive industry conditions continue to be challenging domestically due to overcapacity, high retiree benefits costs and intense competition. Due to our heavy reliance upon the domestic auto market we are impacted by these conditions. We expect these conditions to continue for the foreseeable future as end-users of our products continue to look for cost savings in their own operations. The domestic "Big Three" automakers are at varying stages of well-publicized restructurings and the effects of these restructurings on their suppliers remain unclear. At the same time, customer demand for higher quality and lower prices continues unabated. While we have obtained sales from customers that supply the import brands, we will need to further penetrate that market to offset production cuts of the domestic brands. Our ability to increase revenues as well as diversifying our customer base will be a significant factor in our future growth.

      Although we reported higher revenues and profits in the assembly equipment segment during 2006, our volume of activity measured in units sold actually declined. Given industrial output data currently available, we have no reason to expect any significant improvement in this segment in the near-term. The increase reported in 2006 was primarily due to specialty equipment sales, which although providing higher revenue opportunities, are also less predictable in nature.

      We will continue our efforts to increase our sales revenues in all markets by emphasizing value over price and will focus on more complex products used by customers for which our expertise, service and unsurpassed quality are important factors in making purchasing decisions. At the same time, we will continue to pursue solutions that help improve our operations at all levels while continuing our efforts to control operating costs.

      Our future success is dependent on how we anticipate, and respond to, many ever-changing factors. We believe that the valuable contributions of our employees, whose dedicated efforts allowed for the turnaround achieved in 2006, and our sound financial condition, will help us face the challenges ahead in 2007. We also wish to thank our customers and our shareholders for their continued support.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      As of December 31, 2006, the Company did not have any outstanding debt. During 2006 the Company did not use derivative financial instruments.

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

      (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information in the Company's 2007 Proxy Statement (i) with respect to the Board of Directors' nominees for directors that is not related to security ownership in "Security Ownership of Management" (ii) in the third paragraph in "Additional Information Concerning the Board of Directors and Committees" and
(iii) in "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The 2007 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2007 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

      The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 - EXECUTIVE COMPENSATION

      The information set forth in the Company's 2007 Proxy Statement in "Compensation of Directors and Executive Officers" is incorporated herein by reference.

      The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr., George P. Lynch and John R. Madden.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information set forth in the Company's 2007 Proxy Statement in "Principal Shareholders" and the information with respect to security ownership of the Company's directors and officers set forth in "Security Ownership of Management" is incorporated herein by reference.

      The Company does not have any equity compensation plans or arrangements.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

      The information set forth the Company's 2007 Proxy Statement in (i) "Additional Information Concerning the Board of Directors and Committees - Policy Regarding Related Person Transactions" and (ii) the first paragraph under "Additional Information Concerning the Board of Directors and Committees" is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information set forth in the Company's 2007 Proxy Statement in (i) "Independent Registered Public Accounting Firm - Fee Table" and (ii) the last paragraph under "Independent Registered Public Accounting Firm" is incorporated herein by reference.

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

                                        Chicago Rivet & Machine Co.

                                        By /s/ Michael J. Bourg
                                           ------------------------
                                           Michael J. Bourg
                                           President and Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey                  Chairman of the Board of Directors,
--------------------                   Chief Executive Officer (Principal
John A. Morrissey                      Executive Officer) and Member of the
                                       Executive Committee
                                       March 21, 2007

/s/ Michael J. Bourg                   President, Chief Operating Officer,
-------------------                    Treasurer (Principal Financial and
Michael J. Bourg                       Accounting Officer), Member of the
                                       Executive Committee and Director
                                       March 21, 2007

/s/ Edward L. Chott                    Director, Member of the Audit Committee
------------------                     March 21, 2007
Edward L. Chott

/s/ Kent H. Cooney                     Director, Member of the Audit Committee
------------------                     March 21, 2007
Kent H. Cooney

/s/ Nirendu Dhar                       Director
---------------                        March 21, 2007
Nirendu Dhar

/s/ William T. Divane, Jr.             Director, Member of the Audit Committee
-------------------------              March 21, 2007
William T. Divane

/s/ George P. Lynch                    Director
------------------                     March 21, 2007
George P. Lynch

/s/ John R. Madden                     Director, Member of the Executive
---------------------------            Committee and the Audit Committee
John R. Madden                         March 21, 2007

/s/ Walter W. Morrissey                Director, Member of Executive Committee
----------------------                 March 21, 2007
Walter W. Morrissey

                           CHICAGO RIVET & MACHINE CO.

                        CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements, together with the notes thereto and the reports thereon of Grant Thornton LLP dated March 20, 2007 and PricewaterhouseCoopers LLP dated March 21, 2005, appearing on pages 5 to 11 of the accompanying 2006 Annual Report, and the section entitled "Quarterly Financial Data (Unaudited)" appearing on page 12 of the accompanying 2006 Annual Report are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 8 herein, the 2006 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2006 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 5 of 2006 Annual Report)

Consolidated Statements of Income (page 6 of 2006 Annual Report)

Consolidated Statements of Retained Earnings (page 6 of 2006 Annual Report)

Consolidated Statements of Cash Flows (page 7 of 2006 Annual Report)

Notes to Consolidated Financial Statements (pages 8, 9, and 10 of 2006 Annual Report)

Reports of Independent Registered Public Accounting Firms (page 11 of 2006 Annual Report)

Quarterly Financial Data (Unaudited) (page 12 of 2006 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                               2006, 2005 AND 2004

      The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2006 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

                                               Balance at          Additions                                Balance at
                                               Beginning          Charged to                                   End
Classification                                  of Year            Expenses               Deductions(1)      of Year
--------------                                 ----------         ----------              ------------      ----------
2006
Allowance for doubtful accounts, returns
and allowances                                   $210,000          $ (5,688)                $ 54,312          $150,000

2005
Allowance for doubtful accounts, returns
and allowances                                   $130,000          $ 97,487                 $ 17,487          $210,000

2004
Allowance for doubtful accounts, returns
and allowances                                   $220,000          $ 24,670                 $114,670          $130,000

(1) Accounts receivable written off, net of recoveries.

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule

To the Board of Directors
of Chicago Rivet & Machine Co.

      Our audits of the consolidated financial statements referred to in our report dated March 20, 2007 appearing in the 2006 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Grant Thornton LLP
Chicago, Illinois
March 20, 2007

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule

To the Board of Directors
of Chicago Rivet & Machine Co.

      Our audit of the consolidated financial statements referred to in our report dated March 21, 2005 appearing in the 2006 Annual Report to Shareholders of Chicago Rivet & Machine Co. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule as of and for the year ended December 31, 2004 listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

13*       Annual Report to Shareholders for the year ended December 31, 2006.                    24-40

14        Code of Ethics for Principal Executive and Senior Financial Officers.
          Incorporated by reference to the Company's report on Form 10-K, dated March
          29, 2005. File number 0000-01227

21        Subsidiaries of the Registrant.                                                          41

31.1      Certification of CEO Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                               42

31.2      Certification of CFO Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.                               43

32.1      Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                               44

32.2      Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                               45

* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.