Form 10-Q
period 2007-03-31
CHICAGO RIVET & MACHINE CO
filed 2007-05-04
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

     As of March 31, 2007, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                            Page
                                                                           -----
PART I. FINANCIAL INFORMATION

   Condensed Consolidated Balance Sheets at
      March 31, 2007 and December 31, 2006                                   2-3

   Condensed Consolidated Statements of Operations for the
      Three Months Ended March 31, 2007 and 2006                               4

   Condensed Consolidated Statements of Retained Earnings for the
      Three Months Ended March 31, 2007 and 2006                               5

   Condensed Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2007 and 2006                               6

   Notes to the Condensed Consolidated Financial Statements                  7-8

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   9-10

   Controls and Procedures                                                    11

PART II. OTHER INFORMATION                                                 12-18

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                      March 31, 2007 and December 31, 2006

                                                March 31,    December 31,
                                                   2007          2006
                                               -----------   ------------
                                               (Unaudited)
                   Assets
Current Assets:
   Cash and cash equivalents                   $   464,060    $   367,581
   Certificates of deposit                       5,380,000      5,405,000
   Accounts receivable, net of allowance
      of $147,000 and $150,000, respectively     6,244,565      5,902,628
   Inventories:
      Raw materials                              1,380,169      1,333,857
      Work in process                            2,229,968      1,907,653
      Finished goods                             2,322,355      2,239,799
                                               -----------    -----------
   Total inventories                             5,932,492      5,481,309
                                               -----------    -----------
   Deferred income taxes                           503,191        499,191
   Prepaid income taxes                                 --        118,914
   Other current assets                            294,084        294,593
                                               -----------    -----------
Total current assets                            18,818,392     18,069,216
                                               -----------    -----------
Property, Plant and Equipment:
      Land and improvements                      1,029,035      1,029,035
      Buildings and improvements                 6,321,609      6,321,609
      Production equipment, leased
         machines and other                     29,395,488     29,411,746
                                               -----------    -----------
                                                36,746,132     36,762,390
Less accumulated depreciation                   27,029,837     26,925,130
                                               -----------    -----------
Net property, plant and equipment                9,716,295      9,837,260
                                               -----------    -----------
Total assets                                   $28,534,687    $27,906,476
                                               ===========    ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                      March 31, 2007 and December 31, 2006

                                                      March 31,    December 31,
                                                         2007          2006
                                                     -----------   ------------
                                                     (Unaudited)
       Liabilities and Shareholders' Equity
Current Liabilities:
   Accounts payable                                  $ 1,930,778    $ 1,431,468
   Accrued wages and salaries                            861,164        693,442
   Contributions due profit sharing plan                  54,244        225,000
   Accrued plant closing expenses                        140,715        217,443
   Other accrued expenses                                356,974        259,680
                                                     -----------    -----------
Total current liabilities                              3,343,875      2,827,033
Deferred income taxes                                  1,051,275      1,076,275
                                                     -----------    -----------
Total liabilities                                      4,395,150      3,903,308
                                                     -----------    -----------
Commitments and contingencies (Note 4)                        --             --
Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
      authorized: none outstanding                            --             --
   Common stock, $1.00 par value, 4,000,000 shares
      authorized: 1,138,096 shares issued              1,138,096      1,138,096
   Additional paid-in capital                            447,134        447,134
   Retained earnings                                  26,476,405     26,340,036
   Treasury stock, 171,964 shares at cost             (3,922,098)    (3,922,098)
                                                     -----------    -----------
Total shareholders' equity                            24,139,537     24,003,168
                                                     -----------    -----------
Total liabilities and shareholders' equity           $28,534,687    $27,906,476
                                                     ===========    ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                           2007          2006
                                        ----------   -----------
Net sales                               $9,924,333   $10,913,902
Lease revenue                               23,243        27,049
                                        ----------   -----------
                                         9,947,576    10,940,951
Cost of goods sold and costs related
   to lease revenue                      8,016,515     8,785,781
                                        ----------   -----------
Gross profit                             1,931,061     2,155,170
Selling and administrative expenses      1,528,346     1,629,803
Plant closing expenses                      18,074            --
                                        ----------   -----------
   Operating profit                        384,641       525,367
Other income and expenses:
   Interest income                          74,431        55,964
   Other income                              1,200         4,953
                                        ----------   -----------
Income before income taxes                 460,272       586,284
Provision for income taxes                 150,000       197,000
                                        ----------   -----------
Net Income                              $  310,272   $   389,284
                                        ==========   ===========
Average common shares outstanding          966,132       966,132
                                        ==========   ===========
Per share data:
   Net income per share                 $     0.32   $      0.40
                                        ==========   ===========
   Cash dividends declared per share    $     0.18   $      0.18
                                        ==========   ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
             Condensed Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                               2007          2006
                                           -----------   -----------
Retained earnings at beginning of period   $26,340,036   $25,915,024
Net income for the three months ended          310,272       389,284
Cash dividends declared in the period;
   $.18 per share in 2007 and 2006            (173,903)     (173,903)
                                           -----------   -----------
Retained earnings at end of period         $26,476,405   $26,130,405
                                           ===========   ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2007 and 2006
                                   (Unaudited)

                                                                   2007          2006
                                                               -----------   -----------
Cash flows from operating activities:
Net income                                                     $   310,272   $   389,284
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation                                                    280,583       408,177
   Net gain on the sale of equipment                                (8,020)           --
   Deferred income taxes                                           (29,000)      (44,000)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                    (341,937)   (1,671,998)
      Inventories                                                 (451,183)       49,788
      Other current assets                                         119,423       (15,190)
      Accounts payable                                             342,739       301,313
      Accrued wages and salaries                                   167,722       176,700
      Accrued profit sharing contribution                         (170,756)      (60,000)
      Other accrued expenses                                        20,566       (37,419)
                                                               -----------   -----------
         Net cash provided by (used in) operating activities       240,409      (503,345)
                                                               -----------   -----------
Cash flows from investing activities:
   Capital expenditures                                             (3,047)      (44,078)
   Proceeds from the sale of equipment                               8,020            --
   Proceeds from certificates of deposit                         5,255,000       775,000
   Purchases of certificates of deposit                         (5,230,000)   (3,075,000)
                                                               -----------   -----------
         Net cash provided by (used in) investing activities        29,973    (2,344,078)
                                                               -----------   -----------
Cash flows from financing activities:
   Cash dividends paid                                            (173,903)     (173,903)
                                                               -----------   -----------
         Net cash used in financing activities                    (173,903)     (173,903)
                                                               -----------   -----------
Net increase (decrease) in cash and cash equivalents                96,479    (3,021,326)
Cash and cash equivalents at beginning of period                   367,581     4,730,837
                                                               -----------   -----------
Cash and cash equivalents at end of period                     $   464,060   $ 1,709,511
                                                               ===========   ===========
Supplemental schedule of non-cash investing activities:
   Capital expenditures in accounts payable                    $   156,571   $    18,292

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 (unaudited) and December 31, 2006 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year.

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

5. The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48"), on January 1, 2007. There was no effect on retained earnings related to this adoption. Consistent with FIN 48, the Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense.

The Company's federal income tax returns for the 2005 and 2006 tax years are subject to examination by the Internal Revenue Service ("IRS"). While it may be possible that a reduction could occur with respect to the Company's unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. The 2004 federal income tax return was examined by the IRS and no adjustments were made as a result of the examination.

No statutes have been extended on any of the Company's federal income tax filings. The statute of limitations on the Company's 2005 and 2006 federal income tax returns will expire on September 15, 2009 and 2010, respectively.

The Company's state income tax returns for the 2004 through 2006 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2010. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. The Company recorded various charges during 2006 and 2007 related to the closure of its Jefferson, Iowa facility. The facility had been operating below capacity and after the transfer of production activities to Tyrone, Pennsylvania, operations ceased in December 2006. As a result of the closure, the Company recorded plant closing expenses of $422,934 in the year ended December 31, 2006, and $18,074 in the quarter ended March 31, 2007.

The following is a summary of liabilities recorded on the accompanying balance sheets as accrued plant closing expenses:

                                 Severance      Facility
                               and Benefits   Closure Costs     Total
                               ------------   -------------   --------
Balance at December 31, 2006     $177,074       $ 40,369      $217,443
   Charge                              --         18,074        18,074
   Payments                       (36,359)       (58,443)      (94,802)
   Non-cash reduction                  --             --            --
                                 --------       --------      --------
Balance at March 31, 2007        $140,715       $     --      $140,715
                                 ========       ========      ========

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                      Assembly
                                         Fastener     Equipment     Other     Consolidated
                                        ----------   ----------   ---------   ------------
Three Months Ended March 31, 2007:
Net sales and lease revenue             $8,725,371   $1,222,205               $ 9,947,576
Depreciation                               235,898       21,069      23,616       280,583
Segment profit                             726,469      235,097                   961,566
Selling and administrative expenses                                (557,651)     (557,651)
Plant closing expenses                     (18,074)                               (18,074)
Interest income                                                      74,431        74,431
                                                                              ------------
Income before income taxes                                                        460,272
                                                                              ------------
Capital expenditures                       159,618           --                   159,618
Segment assets:
   Accounts receivable, net              5,692,469      552,096                 6,244,565
   Inventories                           4,282,783    1,649,709                 5,932,492
   Property, plant and equipment, net    7,636,359    1,161,345     918,591     9,716,295
   Other assets                                                   6,641,335     6,641,335
                                                                              ------------
                                                                               28,534,687
                                                                              ------------
Three Months Ended March 31, 2006:
Net sales and lease revenue             $9,180,723   $1,760,228               $10,940,951
Depreciation                               361,230       25,377      21,570       408,177
Segment profit                             648,135      450,772                 1,098,907
Selling and administrative expenses                                (568,587)     (568,587)
Interest income                                                      55,964        55,964
                                                                              ------------
Loss before income taxes                                                          586,284
                                                                              ------------
Capital expenditures                        62,370           --                    62,370
Segment assets:
   Accounts receivable, net              6,436,087      606,522                 7,042,609
   Inventories                           4,227,711    1,694,196                 5,921,907
   Property, plant and equipment, net    7,508,851    1,258,247     938,603     9,705,701
   Other assets                                                   5,793,034     5,793,034
                                                                              ------------
                                                                               28,463,251
                                                                              ------------

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Revenues for the first quarter of 2007 were $9,947,576, a decline of $993,375, or 9.1%, compared to the first quarter of last year. Reduced demand in the domestic automotive market resulted in lower fastener segment sales, while equipment segment sales weakened further. Despite the lower revenues in the current year, the reduction in certain expenses and continued cost controls allowed us to achieve net income of $310,272, or $0.32 per share, compared to $389,284, or $0.40 per share in 2006.

     In the first quarter, fastener segment revenues declined $455,352, or 5%, from $9,180,723 in 2006 to $8,725,371 in 2007. Despite lower sales volume, gross margins within this segment improved by approximately $12,000 compared with the first quarter of 2006 due to reductions in certain expense items. Depreciation in the current year is $125,000 lower than last year as certain equipment became fully depreciated in 2006. This favorable change is expected to be present throughout the year. Expediting and rejection expenses declined $83,000 during the quarter due in part to investments in inspection equipment made since last year. Outside machining declined $142,000, primarily due to a change in product mix. The transfer of production activities from Jefferson, Iowa to Tyrone, Pennsylvania in 2006 resulted in further improvement as certain expenses were eliminated.

     Demand within the assembly equipment segment weakened considerably in the first quarter of 2007, resulting in revenues of only $1,222,205, a reduction of $538,023 compared to 2006. While manufacturing costs declined due to the lower level of production activity, the reduction was not sufficient to offset the lower volume, resulting in a $236,000 decline in gross margin compared to the first quarter of 2006.

     Selling and administrative expenses during the first quarter of 2007 were $101,000 lower than the first quarter of 2006. Payroll and payroll related expenses account for approximately $45,000 of the decline, due to turnover and headcount reductions since the first quarter of last year. Profit sharing expense has declined $11,000 due to the lower level of profitability. The remaining net decrease relates to various other expenses.

     First quarter 2007 results also include $18,074 for expenses related to the previously disclosed Jefferson, Iowa plant closing. These expenses relate to preparing the building for sale and the transfer of assets to our Tyrone, Pennsylvania location. Further expenses related to the closing are not expected to be material.

     Working capital increased by $.2 million from the beginning of the year and amounted to $15.4 million at the end of the first quarter. Accounts receivable balances increased by $.3 million during the quarter as a result of first quarter 2007 sales being higher than fourth quarter 2006 sales. In support of the higher level of operating activity in the first quarter, compared with the fourth quarter of last year, inventory increased by $.5 million and accounts payable increased by a like amount. Similarly, the increase in accrued wages and salaries of $.2 million and the decline in accrued profit sharing of $.2 million, reflect normal annual changes. The net result of these changes and other cash flow items on cash and certificates of deposit was an increase of $.1 million, to $5.8 million, as of March 31, 2007. The Company has a $1.0 million line of credit, which expires May 31, 2007. This line of credit remains unused. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

     The decline in revenues and net income in the first quarter of 2007 is indicative of the lower level of production activity in our primary markets. Fastener segment sales reflect the reduced production in the domestic automotive market as manufacturers adjust their activities due to reduced demand. While weakness in this market continues to be a concern, our fastener segment sales decline is actually less than the decline in domestic automotive production during the first quarter, as we were able to increase sales to certain non-automotive customers. The assembly equipment segment reflects the continuing decline in manufacturing activity overall in the United States. We have adjusted our work schedules in response to changing customer demand and will continue to do so. The decline in assembly equipment activity is significant not only due to the historically greater margins achieved on such sales, but also due to the anticipated difficulty in recovering such losses. In the near-term, we do not anticipate any significant changes in the markets in which we are active. In response to this difficult environment, we will continue our efforts to increase revenues while also controlling costs.

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

                                        CHICAGO RIVET & MACHINE CO.
                                        (Registrant)


Date: May 4, 2007                       /s/ John A. Morrissey
                                        ----------------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer


Date: May 4, 2007                       /s/ Michael J. Bourg
                                        ----------------------------------------
                                        Michael J. Bourg
                                        President, Chief Operating
                                        Officer and Treasurer
                                        (Principal Financial Officer)

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