Form 10-Q
period 2007-06-30
CHICAGO RIVET & MACHINE CO
filed 2007-08-13
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                                                                    Page
PART I.  FINANCIAL INFORMATION (Unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2007 and December 31, 2006                                 2-3

         Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006      4

         Condensed Consolidated Statements of Retained Earnings for the Six Months Ended June 30, 2007 and 2006         5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006                6

         Notes to the Condensed Consolidated Financial Statements                                                     7-9

         Management's Discussion and Analysis of Financial Condition and Results of Operations                      10-11

         Controls and Procedures                                                                                       12

PART II. OTHER INFORMATION                                                                                          13-19

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                       June 30, 2007 and December 31, 2006

                                                 June 30,      December 31,
                                                  2007            2006
                                             ---------------  --------------
                                               (Unaudited)
                          Assets
Current Assets:
   Cash and cash equivalents                 $     1,396,348  $      367,581
   Certificates of deposit                         4,380,000       5,405,000
   Accounts receivable, net of allowance
     of $143,000 and $150,000, respectively        6,649,468       5,902,628
   Inventories:
     Raw materials                                 1,621,647       1,333,857
     Work in process                               2,122,972       1,907,653
     Finished goods                                2,128,479       2,239,799
                                             ---------------  --------------
   Total inventories                               5,873,098       5,481,309
                                             ---------------  --------------

   Deferred income taxes                             496,191         499,191
   Prepaid income taxes                                    -         118,914
   Other current assets                              225,137         294,593
                                             ---------------  --------------

Total current assets                              19,020,242      18,069,216
                                             ---------------  --------------

Property, Plant and Equipment:
     Land and improvements                         1,029,035       1,029,035
     Buildings and improvements                    6,347,078       6,321,609
     Production equipment, leased
        machines and other                        28,154,696      29,411,746
                                             ---------------  --------------
                                                  35,530,809      36,762,390
Less accumulated depreciation                     25,927,078      26,925,130
                                             ---------------  --------------
Net property, plant and equipment                  9,603,731       9,837,260
                                             ---------------  --------------

Total assets                                 $    28,623,973  $   27,906,476
                                             ===============  ==============

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                       June 30, 2007 and December 31, 2006

                                                              June 30,         December 31,
                                                                2007              2006
                                                           ---------------   ---------------
                                                            (Unaudited)
          Liabilities and Shareholders' Equity

Current Liabilities:
          Accounts payable                                 $     1,785,615   $     1,431,468
          Accrued wages and salaries                               833,967           693,442
          Contributions due profit sharing plan                    136,000           225,000
          Accrued plant closing expenses                            67,234           217,443
          Other accrued expenses                                   299,851           259,680
                                                           ---------------   ---------------
Total current liabilities                                        3,122,667         2,827,033

Deferred income taxes                                            1,012,275         1,076,275
                                                           ---------------   ---------------

Total liabilities                                                4,134,942         3,903,308
                                                           ---------------   ---------------

Commitments and contingencies (Note 4)                                   -                 -

Shareholders' Equity:
          Preferred stock, no par value, 500,000 shares
             authorized: none outstanding                                -                 -
          Common stock, $1.00 par value, 4,000,000 shares
             authorized: 1,138,096 shares issued                 1,138,096         1,138,096
          Additional paid-in capital                               447,134           447,134
          Retained earnings                                     26,825,899        26,340,036
          Treasury stock, 171,964 shares at cost                (3,922,098)       (3,922,098)
                                                           ---------------   ---------------
Total shareholders' equity                                      24,489,031        24,003,168
                                                           ---------------   ---------------

Total liabilities and shareholders' equity                 $    28,623,973   $    27,906,476
                                                           ===============   ===============

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Operations
            For the Three and Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                              Three Months Ended                Six Months Ended
                                                   June 30,                        June 30,
                                        ------------------------------  ------------------------------
                                             2007           2006            2007           2006
                                        --------------  --------------  --------------  --------------
Net sales                               $   10,107,140  $   11,032,015  $   20,031,473  $   21,945,917
Lease revenue                                   23,180          25,351          46,423          52,400
                                        --------------  --------------  --------------  --------------
                                            10,130,320      11,057,366      20,077,896      21,998,317
Cost of goods sold and costs
     related to lease revenue                7,911,272       8,379,524      15,927,787      17,165,305
                                        --------------  --------------  --------------  --------------

Gross profit                                 2,219,048       2,677,842       4,150,109       4,833,012
Selling and administrative expenses          1,520,531       1,637,046       3,048,877       3,266,849
Plant closing expenses                           2,722         400,401          20,796         400,401
                                        --------------  --------------  --------------  --------------

   Operating profit                            695,795         640,395       1,080,436       1,165,762

Other income and expenses:
     Interest income                            73,026          53,954         147,457         109,918
     Other income                                6,578           4,177           7,778           9,130
                                        --------------  --------------  --------------  --------------

Income before income taxes                     775,399         698,526       1,235,671       1,284,810
Provision for income taxes                     252,000         230,000         402,000         427,000
                                        --------------  --------------  --------------  --------------

Net income                              $      523,399  $      468,526  $      833,671  $      857,810
                                        ==============  ==============  ==============  ==============

Average common shares outstanding              966,132         966,132         966,132         966,132
                                        ==============  ==============  ==============  ==============
Per share data:
     Net income per share               $         0.54  $         0.49  $         0.86  $         0.89
                                        ==============  ==============  ==============  ==============

     Cash dividends declared per share  $         0.18  $         0.18  $         0.36  $         0.36
                                        ==============  ==============  ==============  ==============

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
             Condensed Consolidated Statements of Retained Earnings
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                               2007             2006
                                          --------------   ---------------
Retained earnings at beginning of period  $   26,340,036   $    25,915,024

Net income for the six months ended              833,671           857,810

Cash dividends declared in the period,
   $.36 per share in 2007 and 2006              (347,808)         (347,808)
                                          --------------   ---------------

Retained earnings at end of period        $   26,825,899   $    26,425,026
                                          ==============   ===============

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2007 and 2006
                                   (Unaudited)

                                                                2007            2006
                                                          --------------   ----------------
Cash flows from operating activities:
Net income                                                $      833,671   $        857,810
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                  562,248            817,410
   Net gain on the sale of equipment                             (17,824)            (2,830)
   Deferred income taxes                                         (61,000)          (240,000)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                   (746,840)        (1,893,500)
     Inventories                                                (391,789)           176,878
     Other current assets                                        188,370             66,790
     Accounts payable                                            264,923             (2,445)
     Accrued wages and salaries                                  140,525            190,195
     Accrued profit sharing contribution                         (89,000)            65,000
     Other accrued expenses                                     (110,038)           283,660
                                                          --------------   ----------------
        Net cash provided by operating activities                573,246            318,968
                                                          --------------   ----------------

Cash flows from investing activities:
   Capital expenditures                                         (252,289)          (906,989)
   Proceeds from the sale of equipment                            30,618              9,000
   Proceeds from certificates of deposit                      10,355,000          2,475,000
   Purchases of certificates of deposit                       (9,330,000)        (5,975,000)
                                                          --------------   ----------------
     Net cash provided by (used in) investing activities         803,329         (4,397,989)
                                                          --------------   ----------------

Cash flows from financing activities:
   Cash dividends paid                                          (347,808)          (347,808)
                                                          --------------   ----------------
     Net cash used in financing activities                      (347,808)          (347,808)
                                                          --------------   ----------------

Net increase (decrease) in cash and cash equivalents           1,028,767         (4,426,829)
Cash and cash equivalents at beginning of period                 367,581          4,730,837
                                                          --------------   ----------------
Cash and cash equivalents at end of period                $    1,396,348   $        304,008
                                                          ==============   ================

Supplemental schedule of non-cash investing activities:
   Capital expenditures in accounts payable               $       89,224   $         28,383

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 (unaudited) and December 31, 2006 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and six-month period ending June 30, 2007 are not necessarily indicative of the results to be expected for the year.

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

6. The Company recorded various charges during 2006 and 2007 related to the closure of its Jefferson, Iowa facility. The facility had been operating below capacity and after the transfer of production activities to Tyrone, Pennsylvania, operations ceased in December 2006. As a result of the closure, the Company recorded plant closing expenses of $422,934 in the year ended December 31, 2006, and $20,796 in the period ended June 30, 2007.

The following is a summary of liabilities recorded on the accompanying balance sheets as accrued plant closing expenses:

                               Severance        Facility
                              and Benefits   Closure Costs        Total
                              -------------  -------------   ----------------
Balance at December 31, 2006  $     177,074  $      40,369   $        217,443
   Charge                                 -         20,796             20,796
   Payments                        (112,051)       (58,954)          (171,005)
   Non-cash reduction                     -              -                  -
                              -----------------------------------------------
Balance at June 30, 2007      $      65,023  $       2,211   $         67,234
                              -----------------------------------------------

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Segment Information -- The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                           Assembly
                                           Fastener        Equipment        Other       Consolidated
                                       --------------   ---------------  -----------  ---------------
Three Months Ended June 30, 2007:
Net sales and lease revenue            $    8,860,781   $     1,269,539               $    10,130,320

Depreciation                                  236,859            21,190       23,616          281,665

Segment profit                                932,507           306,315                     1,238,822
Selling and administrative expenses                                         (533,727)        (533,727)
Plant closing expenses                         (2,722)                                         (2,722)
Interest income                                                               73,026           73,026
                                                                                      ---------------
Income before income taxes                                                                    775,399
                                                                                      ---------------

Capital expenditures                          159,388            22,507                       181,895

Segment assets:
   Accounts receivable, net                 6,057,791           591,677                     6,649,468
   Inventories                              4,245,827         1,627,271                     5,873,098
   Property, plant and equipment, net       7,546,091         1,162,665      894,975        9,603,731
   Other assets                                                            6,497,676        6,497,676
                                                                                      ---------------
                                                                                           28,623,973
                                                                                      ---------------

Three Months Ended June 30, 2006:
Net sales and lease revenue            $    9,529,364   $     1,528,002               $    11,057,366

Depreciation                                  361,486            25,377       22,370          409,233

Segment profit                              1,201,970           402,778                     1,604,748
Selling and administrative expenses                                         (559,775)        (559,775)
Plant closing expenses                       (400,401)                                       (400,401)
Interest income                                                               53,954           53,954
                                                                                      ---------------
Income before income taxes                                                                    698,526
                                                                                      ---------------

Capital expenditures                          858,459                 -       14,543          873,002

Segment assets:
   Accounts receivable, net                 6,552,671           711,440                     7,264,111
   Inventories                              4,185,252         1,609,565                     5,794,817
   Property, plant and equipment, net       8,004,727         1,232,870      925,703       10,163,300
   Other assets                                                            5,529,551        5,529,551
                                                                                      ---------------
                                                                                           28,751,779
                                                                                      ---------------

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                          Assembly
                                         Fastener        Equipment        Other         Consolidated
                                     --------------   --------------   ------------   ---------------
Six Months Ended June 30, 2007:
Net sales and lease revenue          $   17,586,152   $     2,491,744                 $    20,077,896

Depreciation                                472,757            42,259        47,232           562,248

Segment profit                            1,658,976           541,412                       2,200,388
Selling and administrative expenses                                      (1,091,378)       (1,091,378)
Plant closing expenses                      (20,796)                                          (20,796)
Interest income                                                             147,457           147,457
                                                                                      ---------------
Income before income taxes                                                                  1,235,671
                                                                                      ---------------

Capital expenditures                        319,006            22,507                         341,513

Six Months Ended June 30, 2006:
Net sales and lease revenue          $   18,710,087   $     3,288,230                 $    21,998,317

Depreciation                                722,716            50,754        43,940           817,410

Segment profit                            1,850,105           853,550                       2,703,655
Selling and administrative expenses                                      (1,128,362)       (1,128,362)
Plant closing expenses                     (400,401)                                         (400,401)
Interest income                                                             109,918           109,918
                                                                                      ---------------
Income before income taxes                                                                  1,284,810
                                                                                      ---------------

Capital expenditures                        920,829                          14,543           935,372

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Results for the second quarter of 2007, as well as the current year to date, continued to be dampened by the decline in domestic automotive sales compared to the year earlier period. For the quarter, sales declined $927,046, bringing the year to date decline to $1,920,421. Although the decline in sales volume is significant, net income in the current quarter actually improved from $468,526 in 2006 to $523,399 in 2007, primarily due to plant closing expenses of $400,401 recorded in the prior year. Net income for the first six months of 2007 amounted to $833,671 compared to $857,810 in 2006.

      Within the fastener segment, second quarter revenues declined from $9,529,364 in 2006 to $8,860,781 in 2007, or 7%. Partially offsetting the decline in sales during the quarter was the reduction of certain expenses. Segment depreciation in the current year is $125,000 lower than last year as certain equipment became fully depreciated in 2006. Expediting and rejection expenses declined $45,000 during the quarter due in part to investments in inspection equipment made since last year. Outside machining declined $187,000, due to a change in product mix and the performance of certain procedures in-house that were formerly outsourced. Additionally, the transfer of production activities from Jefferson, Iowa to Tyrone, Pennsylvania in the second half of 2006 resulted in further expense reductions as certain costs were eliminated. The net reduction in other expenses during the second quarter of 2007 was consistent with the lower level of production activity, resulting in a gross margin of approximately $1,742,000 compared to $2,085,000 in the year earlier quarter.

      For the first half of the year, fastener segment revenues have declined by $1,123,935, or 6%, from $18,710,087 to $17,586,152. Similar to the second quarter results, year to date fastener segment results reflect reductions in depreciation of $250,000, expediting and rejection expenses of $128,000 and outside machining of $329,000. Gross margins for the first six months of 2007 were $3,260,000 compared to $3,591,000 for the first half of 2006.

      Revenues within the assembly equipment segment totaled $1,269,539 in the second quarter of 2007, a decline of $258,463, or 17%, compared to the second quarter of 2006, when revenues were $1,528,002. Demand for our products in this segment continues to show weakness. While manufacturing costs declined due to the lower level of production activity, the reduction was not sufficient to offset the lower volume, resulting in a $115,000 decline in gross margin, to $478,000, compared to the second quarter of 2007. For the first six months of 2007, revenues in this segment amounted to $2,491,744, a decline of $796,486, or 24%, compared to the first six months of 2006. For the current year to date, the reduction in production related expenses could not keep pace with the decline in revenues, resulting in a gross margin of approximately $891,000 compared to $1,242,000 last year.

      Selling and administrative expenses for the second quarter of 2007 were $116,515 lower than during the second quarter of 2006. Legal fees were $23,000 lower in the quarter primarily due to services performed in 2006 related to the Jefferson plant closing. Salaries and wages declined $16,000 during the second quarter due to reduced headcount. Profit sharing expense declined $43,000 as a result of lower profits in the current year after taking the plant closing expenses into consideration. The remaining net decrease relates to various items. On a year to date basis, selling and administrative expenses declined $217,972 compared to the first six months of 2006. The largest components of the year to date decline, for the reasons stated above, are salaries and wages, which declined by $61,000 and profit sharing expense which declined by $54,000. Additionally, legal fees and various other expense items account for the remaining reduction.

      Second quarter and year to date 2007 results also include $2,722 and $20,796, respectively, for expenses related to the previously disclosed Jefferson, Iowa plant closing. The second quarter of 2006 included the initial charge for the plant closing in the amount of $400,401. Further expenses related to the closing are not expected to be material.

      Working capital at June 30, 2007 amounted to $15.9 million, an increase of $.7 million from the beginning of the year. Holdings in cash, cash equivalents and certificates of deposit at the end of the second quarter were approximately equal to the beginning of year balance at $5.8 million. Accounts receivable balances have increased by $.7 million this year, due to sales at the end of the second quarter being greater than near the end of the year. The increase in inventory, year to date, is offset by a like increase in accounts payable. Lastly, accrued plant closing expenses have declined by approximately $150,000 since the beginning of the year as obligations related to the Jefferson, Iowa plant closing have been settled.

      The Company has a $1.0 million line of credit, which expires May 31, 2008. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

      The decline in revenues in the second quarter and year to date reflects the reduced level of production activity in our primary markets. Fastener segment sales in the second quarter trailed the year earlier period, marking the fourth straight quarterly decline, primarily due to the drop in domestic automotive production. While the consolidation of our Jefferson plant activities is yielding positive results, these improvements are masked by the overall decline in sales in 2007. The equipment segment, while not as reliant on the automotive sector for revenues, has been hurt by the overall decline in domestic manufacturing activity. While our challenges remain numerous, we will continue to make adjustments to our activities in response to these difficult market conditions while continuing to produce products with unsurpassed quality and excellent customer service that make us a favored choice in the marketplace.

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

                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on May 8, 2007. The only proposal voted upon was the election of nine directors for a term ending at the Annual Meeting in 2008. The nine persons nominated by the Company's Board of Directors received the following votes and were elected:

         NAME           VOTES FOR  VOTES WITHHELD
         ----           ---------  --------------
Michael J. Bourg         785,873      139,183
Edward L. Chott          785,572      139,403
Kent H. Cooney           785,423      139,403
Nirendu Dhar             785,759      139,303
William T. Divane, Jr.   787,255      138,568
George P. Lynch          785,291      139,653
John R. Madden           787,309      138,593
John A. Morrissey        787,166      138,588
Walter W. Morrissey      787,160      138,593

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

Date:  August 13, 2007

                                            /s/  John A. Morrissey
                                            -----------------------------------
                                            John A. Morrissey
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer

Date:  August 13, 2007

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