Form 10-Q
period 2007-09-30
CHICAGO RIVET & MACHINE CO
filed 2007-11-07
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2007

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

As of September 30, 2007, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                            Page
                                                                           -----
PART I.  FINANCIAL INFORMATION (Unaudited)
         Condensed Consolidated Balance Sheets at September 30, 2007 and
            December 31, 2006                                                2-3
         Condensed Consolidated Statements of Operations for the Three
            and Nine Months Ended September 30, 2007 and 2006                  4
         Condensed Consolidated Statements of Retained Earnings for the
            Nine Months Ended September 30, 2007 and 2006                      5
         Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2007 and 2006                           6
         Notes to the Condensed Consolidated Financial Statements            7-9
         Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          10-11
         Controls and Procedures                                              12

PART II. OTHER INFORMATION                                                 13-19

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                     Condensed Consolidated Balance Sheets
                    September 30, 2007 and December 31, 2006

                                                    September 30,   December 31,
                                                         2007           2006
                                                    -------------   ------------
                                                     (Unaudited)
                       Assets
Current Assets:
   Cash and cash equivalents                         $ 1,645,425     $   367,581
   Certificates of deposit                             4,880,000       5,405,000
   Accounts receivable, net of allowance
      of $138,000 and $150,000, respectively           6,152,447       5,902,628
   Inventories:
      Raw materials                                    1,373,218       1,333,857
      Work in process                                  2,084,356       1,907,653
      Finished goods                                   2,106,159       2,239,799
                                                     -----------     -----------
   Total inventories                                   5,563,733       5,481,309
                                                     -----------     -----------
   Deferred income taxes                                 496,191         499,191
   Prepaid income taxes                                       --         118,914
   Other current assets                                  379,091         294,593
                                                     -----------     -----------
Total current assets                                  19,116,887      18,069,216
                                                     -----------     -----------
Property, Plant and Equipment:
   Land and improvements                               1,029,035       1,029,035
   Buildings and improvements                          6,373,387       6,321,609
   Production equipment, leased
      machines and other                              28,127,457      29,411,746
                                                     -----------     -----------
                                                      35,529,879      36,762,390
   Less accumulated depreciation                      26,210,372      26,925,130
                                                     -----------     -----------
Net property, plant and equipment                      9,319,507       9,837,260
                                                     -----------     -----------
Total assets                                         $28,436,394     $27,906,476
                                                     ===========     ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                    September 30, 2007 and December 31, 2006

                                                    September 30,   December 31,
                                                         2007           2006
                                                    -------------   ------------
                                                     (Unaudited)
        Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                  $ 1,435,894     $ 1,431,468
   Accrued wages and salaries                            852,304         693,442
   Contributions due profit sharing plan                 195,000         225,000
   Accrued plant closing expenses                          1,840         217,443
   Other accrued expenses                                276,853         259,680
                                                     -----------     -----------
Total current liabilities                              2,761,891       2,827,033
Deferred income taxes                                    987,275       1,076,275
                                                     -----------     -----------
Total liabilities                                      3,749,166       3,903,308
                                                     -----------     -----------
Commitments and contingencies (Note 4)                        --              --

Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
      authorized: none outstanding                            --              --
   Common stock, $1.00 par value, 4,000,000
      shares authorized: 1,138,096 shares issued       1,138,096       1,138,096
   Additional paid-in capital                            447,134         447,134
   Retained earnings                                  27,024,096      26,340,036
   Treasury stock, 171,964 shares at cost             (3,922,098)     (3,922,098)
                                                     -----------     -----------
Total shareholders' equity                            24,687,228      24,003,168
                                                     -----------     -----------
Total liabilities and shareholders' equity           $28,436,394     $27,906,476
                                                     ===========     ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Operations
         For the Three and Nine Months Ended September 30, 2007 and 2006
                                  (Unaudited)

                                          Three Months Ended         Nine Months Ended
                                            September 30,              September 30,
                                       -----------------------   -------------------------
                                          2007         2006          2007          2006
                                       ----------   ----------   -----------   -----------
Net sales                              $9,020,453   $9,107,430   $29,051,926   $31,053,347
Lease revenue                              23,150       25,033        69,573        77,433
                                       ----------   ----------   -----------   -----------
                                        9,043,603    9,132,463    29,121,499    31,130,780
Cost of goods sold and costs
   related to lease revenue             7,142,436    7,352,636    23,070,223    24,517,941
                                       ----------   ----------   -----------   -----------
Gross profit                            1,901,167    1,779,827     6,051,276     6,612,839
Selling and administrative expenses     1,442,505    1,491,616     4,491,382     4,758,465
Plant closing expenses                       (459)       8,204        20,337       408,605
                                       ----------   ----------   -----------   -----------
   Operating profit                       459,121      280,007     1,539,557     1,445,769

Other income and expenses:
   Interest income                         77,380       66,572       224,837       176,490
   Other income                             3,600        3,600        11,378        12,730
                                       ----------   ----------   -----------   -----------
Income before income taxes                540,101      350,179     1,775,772     1,634,989
Provision for income taxes                168,000      112,000       570,000       539,000
                                       ----------   ----------   -----------   -----------
Net income                             $  372,101   $  238,179   $ 1,205,772   $ 1,095,989
                                       ==========   ==========   ===========   ===========
Average common shares outstanding         966,132      966,132       966,132       966,132
                                       ==========   ==========   ===========   ===========
Per share data:
   Net income per share                $     0.39   $     0.24   $      1.25   $      1.13
                                       ==========   ==========   ===========   ===========
   Cash dividends declared per share   $     0.18   $     0.18   $      0.54   $      0.54
                                       ==========   ==========   ===========   ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
             Condensed Consolidated Statements of Retained Earnings For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                               2007          2006
                                           -----------   -----------
Retained earnings at beginning of period   $26,340,036   $25,915,024
Net income for the nine months ended         1,205,772     1,095,989
Cash dividends declared in the period,
   $.54 per share in 2007 and 2006            (521,712)     (521,712)
                                           -----------   -----------
Retained earnings at end of period         $27,024,096   $26,489,301
                                           ===========   ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2007 and 2006
                                   (Unaudited)

                                                                2007           2006
                                                            ------------   ------------
Cash flows from operating activities:
Net income                                                  $  1,205,772   $  1,095,989
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                  845,896      1,234,514
   Net gain on the sale of equipment                             (25,022)       (10,330)
   Deferred income taxes                                         (86,000)      (209,000)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                  (249,819)    (1,296,270)
      Inventories                                                (82,424)      (243,297)
      Other current assets                                        34,416       (116,521)
      Accounts payable                                             4,426        159,361
      Accrued wages and salaries                                 158,862        226,675
      Accrued profit sharing contribution                        (30,000)       127,000
      Other accrued expenses                                    (198,430)       130,043
                                                            ------------   ------------
         Net cash provided by operating activities             1,577,677      1,098,164
                                                            ------------   ------------
Cash flows from investing activities:
   Capital expenditures                                         (340,937)    (1,154,760)
   Proceeds from the sale of equipment                            37,816         16,500
   Proceeds from certificates of deposit                      13,405,000      6,275,000
   Purchases of certificates of deposit                      (12,880,000)   (10,275,000)
                                                            ------------   ------------
      Net cash provided by (used in) investing activities        221,879     (5,138,260)
                                                            ------------   ------------
Cash flows from financing activities:
   Cash dividends paid                                          (521,712)      (521,712)
                                                            ------------   ------------
      Net cash used in financing activities                     (521,712)      (521,712)
                                                            ------------   ------------
Net increase (decrease) in cash and cash equivalents           1,277,844     (4,561,808)
Cash and cash equivalents at beginning of period                 367,581      4,730,837
                                                            ------------   ------------
Cash and cash equivalents at end of period                  $  1,645,425   $    169,029
                                                            ============   ============
Supplemental schedule of non-cash investing activities:
   Capital expenditures in accounts payable                 $         --   $     33,061

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 (unaudited) and December 31, 2006 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

2. The results of operations for the three and nine-month period ending September 30, 2007 are not necessarily indicative of the results to be expected for the year.

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

6. The Company recorded various charges during 2006 and 2007 related to the closure of its Jefferson, Iowa facility. The facility had been operating below capacity and after the transfer of production activities to Tyrone, Pennsylvania, operations ceased in December 2006. As a result of the closure, the Company recorded plant closing expenses of $422,934 in the year ended December 31, 2006, and $20,337 in the period ended September 30, 2007.

The following is a summary of liabilities recorded on the accompanying balance sheets as accrued plant closing expenses:

                                  Severance       Facility
                                and Benefits   Closure Costs     Total
                                ------------   -------------   ---------
Balance at December 31, 2006     $ 177,074       $ 40,369      $ 217,443
   Charge                               --         21,157         21,157
   Payments                       (174,414)       (61,526)      (235,940)
   Non-cash reduction                 (820)            --           (820)
                                 ---------       --------      ---------
Balance at September 30, 2007    $   1,840       $     --      $   1,840
                                 ---------       --------      ---------

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                       Assembly
                                          Fastener     Equipment      Other     Consolidated
                                         ----------   ----------   ----------   ------------
Three Months Ended September 30, 2007:
Net sales and lease revenue              $7,905,111   $1,138,492   $       --   $ 9,043,603
Depreciation                                238,782       21,250       23,616       283,648
Segment profit                              797,182      171,559                    968,741
Selling and administrative expenses                                  (506,479)     (506,479)
Plant closing expenses                          459                                     459
Interest income                                                        77,380        77,380
                                                                                -----------
Income before income taxes                                                          540,101
                                                                                -----------
Capital expenditures                         31,267        1,459           --        32,726
Segment assets:
   Accounts receivable, net               5,631,651      520,796                  6,152,447
   Inventories                            4,034,745    1,528,988                  5,563,733
   Property, plant and equipment, net     7,305,274    1,142,874      871,359     9,319,507
   Other assets                                                     7,400,707     7,400,707
                                                                                -----------
                                                                                 28,436,394
                                                                                -----------
Three Months Ended September 30, 2006:
Net sales and lease revenue              $7,833,763   $1,298,700   $       --   $ 9,132,463
Depreciation                                368,575       25,377       23,152       417,104
Segment profit                              441,743      348,214                    789,957
Selling and administrative expenses                                  (498,146)     (498,146)
Plant closing expenses                       (8,204)                                 (8,204)
Interest income                                                        66,572        66,572
                                                                                -----------
Income before income taxes                                                          350,179
                                                                                -----------
Capital expenditures                        194,275           --       58,174       252,449
Segment assets:
   Accounts receivable, net               5,907,432      759,449                  6,666,881
   Inventories                            4,544,100    1,670,892                  6,214,992
   Property, plant and equipment, net     7,830,427    1,207,493      960,725     9,998,645
   Other assets                                                     6,051,883     6,051,883
                                                                                -----------
                                                                                 28,932,401
                                                                                -----------

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                        Assembly
                                          Fastener     Equipment       Other      Consolidated
                                        -----------   -----------   -----------   ------------
Nine Months Ended September 30, 2007:
Net sales and lease revenue             $25,491,263   $ 3,630,236   $        --   $29,121,499
Depreciation                                711,539        63,509        70,848       845,896
Segment profit                            2,456,158       712,971                   3,169,129
Selling and administrative expenses                                  (1,597,857)   (1,597,857)
Plant closing expenses                      (20,337)                                  (20,337)
Interest income                                                         224,837       224,837
                                                                                  -----------
Income before income taxes                                                          1,775,772
                                                                                  -----------
Capital expenditures                        316,971        23,966            --       340,937
Nine Months Ended September 30, 2006:
Net sales and lease revenue             $26,543,850   $ 4,586,930   $        --   $31,130,780
Depreciation                              1,091,291        76,131        67,092     1,234,514
Segment profit                            2,291,848     1,201,764            --     3,493,612
Selling and administrative expenses                                  (1,626,508)   (1,626,508)
Plant closing expenses                     (408,605)                                 (408,605)
Interest income                                                         176,490       176,490
                                                                                  -----------
Income before income taxes                                                          1,634,989
                                                                                  -----------
Capital expenditures                      1,115,104            --        72,717     1,187,821

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Net revenues in the third quarter of 2007 were $9,043,603, a decline of one percent compared to 2006 when revenues were $9,132,463. While the fastener segment recorded an increase in revenues of $71,348 during the period, the decline in assembly equipment sales more than offset this improvement. Net income improved in the third quarter of 2007 to $.39 per share from $.24 per share in the year earlier period, despite lower revenues, primarily due to lower operating expenses. Net revenues for the first nine months of 2007 were $29,121,499, compared to $31,130,780 in 2006. Net income after three quarters this year was $1,205,772, or $1.25 per share, compared with $1,095,989, or $1.13 per share, in 2006. The improvement in net income was primarily due to higher plant closing expenses in the prior year and lower operating expenses in the current year.

     Within the fastener segment, third quarter revenues increased to $7,905,111 in 2007 from $7,833,763 in the third quarter of 2006, or 1%. This increase was the result of improved sales to our non-automotive customers, as the domestic automotive market continues to see lower production levels compared to the year earlier period. The reduction of certain segment expenses in the current year quarter further improved our operating results. Tooling expenses declined $185,000 due to higher than normal tooling associated with new parts incurred in the third quarter of 2006. Segment depreciation in the third quarter was $130,000 lower than last year, as certain equipment became fully depreciated in 2006. Additionally, the transfer of production activities from Jefferson, Iowa to Tyrone, Pennsylvania that was begun in the third quarter of 2006 resulted in expense reductions due to the elimination of certain costs in the current year. The combination of higher revenues and the overall reduction in operating expenses resulted in an improvement in segment gross margin to approximately $1,559,000 from $1,227,000 in the year earlier quarter.

     For the first nine months of the year, fastener segment revenues were $25,491,263, a decline of $1,052,587, or 4%, from the $26,543,850 reported for
2006. Year to date sales have been more negatively impacted by reduced demand from automotive customers than third quarter results. However, the impact of lower net sales was offset by reductions in certain operating expenses. The drop in tooling expense during the third quarter has resulted in a year to date reduction of $154,000 compared to 2006. Fastener segment depreciation has declined $379,000 year to date. Due to a change in product mix, as well as investments in equipment that have expanded our capabilities during the last year, certain machining and parts sorting procedures that were formerly outsourced are now being performed internally, contributing to a $468,000 reduction in outside production costs compared to last year. Additionally, expediting and rejection expenses have declined $81,000. Lastly, the closing of our Jefferson plant has resulted in additional reductions as certain costs were eliminated. The net decline in operating expenses for the first nine months of 2007 effectively offset the revenue decline, leaving gross margins relatively unchanged at $4,818,000 through three quarters.

     Assembly equipment segment revenues totaled $1,138,492 in the third quarter of 2007, a decline of $160,208, or 12%, compared to the third quarter of 2006, when revenues were $1,298,700. Demand for our products in this segment continues to be weak and the lower level of production activity, brought on by reduced demand, resulted in a $210,000 decline in gross margin compared to the third quarter of 2006. For the first nine months of 2007, revenues in this segment amounted to $3,630,236, a $956,694 decline, or 21%, compared to the first nine months of 2006 when net revenues totaled $4,586,930. In response to the lower level of sales activity in 2007, we have implemented steps to reduce and control expenses wherever possible, including reductions in both staffing levels and work schedules. The cumulative effect of these actions has not been sufficient to fully offset the effects of reduced volume and, as a result, gross margins declined to $1,234,000 from $1,795,000 last year.

     Selling and administrative expenses for the third quarter of 2007 were $49,111 lower than during the third quarter of 2006. Salaries and related benefits account for approximately $38,000 of the net decline due to reduced headcount. The remaining net decrease in the quarter relates to various items with smaller changes. On a year to date basis, selling and administrative expenses have declined $267,083 compared with the first nine months of 2006. The largest components of the year to date decline are salaries and wages of $99,000, profit sharing expense, which declined $57,000 as a result of lower profits in the current year after taking the plant closing expenses into consideration, and legal fees which have declined $45,000, primarily due to services in 2006 related to the Jefferson plant closing. The balance of the net reduction is made up of a variety of smaller expense items.

     Third quarter results include a net reduction in plant closing expenses of $459, as certain health insurance obligations were lower than originally estimated. This compares with a charge of $8,204 in the third quarter of 2006. Total 2007 charges for the previously disclosed Jefferson, Iowa plant closing amounted to $20,337. The first nine months of 2006 included charges totaling $408,605. No further expenses related to the closing are expected.

     Working capital at September 30, 2007 was approximately $16.3 million, an improvement of $1.1 million from the beginning of the year. Holdings in cash, cash equivalents and certificates of deposit at the end of the third quarter totaled $6.5 million and account for $.8 million of the improvement in net working capital, as capital outlays in the current year have declined a like amount compared with 2006. Accounts receivable balances have increased by $.2 million this year, due to seasonal sales patterns where sales at the end of the third quarter are typically greater than near the end of the year. Lastly, the decline in accrued plant closing expenses of $.2 million was only partially offset by the increase in other accrued expense items.

     The Company has a $1.0 million line of credit, which expires May 31, 2008. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

     The increase in third quarter fastener segment sales, due to growth in our non-automotive customer sales, was not enough to offset the sales decline for that segment recorded in the first half of the year, as reductions in domestic automotive production continue to constrain our sales growth. At the same time, the assembly equipment segment continues to be weak as a result of the overall decline in domestic manufacturing activity. Although the consolidation of our Jefferson plant activities has resulted in cost savings related to better utilization of plant capacity, these improvements are somewhat obscured by the overall sales decline in 2007. While the markets in which we operate continue to provide significant challenges, we will continue to make adjustments to our activities while maintaining an emphasis on providing quality products along with the technical expertise and customer service necessary to differentiate our Company in the marketplace.

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

Date: November 7, 2007


                                        /s/ John A. Morrissey
                                        ----------------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer

Date: November 7, 2007


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