Form 10-K
period 2007-12-31
CHICAGO RIVET & MACHINE CO
filed 2008-03-20
CIK 19871

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer","accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

          Large accelerated filer [ ]          Accelerated Filer [ ]

            Non-accelerated filer [ ]          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2007 was $19,978,273.

As of March 18, 2008 966,132 shares of the Company's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2007 (the "2007 Report") are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company's 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

================================================================================

                           CHICAGO RIVET & MACHINE CO.
                         PERIOD ENDING DECEMBER 31, 2007

Item                                                                        Page
 No.                                                                         No.
----                                                                        ----
                                     Part I

1.     Business                                                               3
1A.    Risk Factors                                                           4
1B.    Unresolved Staff Comments                                              6
2.     Properties                                                             6
3.     Legal Proceedings                                                      6
4.     Submission of Matters to a Vote of Security Holders                    7

                                     Part II

5.     Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   9
6.     Selected Financial Data                                                9
7.     Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               9
7A.    Quantitative and Qualitative Disclosures About Market Risk            12
8.     Financial Statements and Supplementary Data                           13
9.     Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               13
9A.    Controls and Procedures                                               13

                                    Part III

10.    Directors, Executive Officers and Corporate Governance                14
11.    Executive Compensation                                                14
12.    Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    14
13.    Certain Relationships and Related Transactions, and Director
          Independence                                                       14
14.    Principal Accountant Fees and Services                                14

                                     Part IV

15.    Exhibits and Financial Statement Schedules                            15

                                     PART I

ITEM 1 - BUSINESS

     Chicago Rivet & Machine Co. (the "Company") was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company's operations and segments, see Note 8 of the financial statements which appears on page 9 of the Company's 2007 Annual Report to Shareholders. The 2007 Annual Report is filed as an exhibit to this report.

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

     The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company's business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2007, sales to two customers exceeded 10% of the Company's consolidated revenues. Sales to Fisher & Company accounted for approximately 29% and 28% of the Company's consolidated revenues in 2007 and 2006, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 14% and 13% of the Company's consolidated revenues in 2007 and 2006.

     The Company's business has historically been stronger during the first half of the year.

     The Company purchases raw material from a number of sources, primarily within the United States. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. Beginning early in 2004, the cost of raw materials used in the manufacture of fasteners escalated sharply due to increased global demand, primarily in Asia. While prices for ferrous materials have been relatively stable during the last two years, the price of non-ferrous materials continued to increase significantly during the same period.

     Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

     The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last two years were not material.

     At December 31, 2007, the Company employed 252 people.

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

WE ARE DEPENDENT ON THE DOMESTIC AUTOMOTIVE INDUSTRY.

     Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by significant overcapacity, fierce competition and significant pension and health care liabilities, and automotive production in the United States has declined between 1999 and 2007. Certain domestic automakers and component suppliers, including several of our customers, are financially distressed or may become financially distressed. In recent years, our gross margins have been negatively impacted in part due to the declines in domestic automotive production, and we have experienced increased accounts receivable write-offs as a result of bankruptcy filings by some of our customers. Any further decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

WE RELY ON SALES TO TWO MAJOR CUSTOMERS.

     Our sales in 2007 to two customers constituted approximately 43% of our consolidated revenues. Sales to Fisher & Company accounted for approximately 29% and 28% of the Company's consolidated revenues in 2007 and 2006, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 14% and 13% of the Company's consolidated revenues in 2007 and 2006. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

INCREASES IN OUR RAW MATERIAL COSTS OR DIFFICULTIES WITH OUR SUPPLIERS COULD NEGATIVELY AFFECT US.

     While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. In recent years, we have been adversely impacted by increased costs for steel, our principal raw material, which we have been unable to wholly mitigate, as well as increases in other materials prices. Any continued fluctuation in the price or availability of our raw materials could have a material adverse impact on our business, results of operations and financial condition.

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

WE COULD BE ADVERSELY IMPACTED BY OUR FAILURE TO COMPLY WITH SECTION 404 OF THE SARBANES-OXLEY ACT

     As a public company we are required to comply with the reporting obligations of the Exchange Act and will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors' confidence in us, could be materially adversely affected.

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

     Our common stock is traded on the American Stock Exchange (not registered, trading privileges only). The average daily trading volume for our common stock on the American Stock Exchange is currently less than 2,000 shares per day, and on some days we have zero volume. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B - UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2 - PROPERTIES

     The Company's headquarters is located in Naperville, Illinois. It conducts its manufacturing and warehousing operations at three additional facilities. All of these facilities are described below. Each facility is owned by the Company and considered suitable and adequate for its present use. The Company currently maintains a small sales and engineering office in Norwell, Massachusetts in a leased facility. The Company also owns a facility in Jefferson, Iowa, that was formerly used in the fastener segment.

     Of the properties described below, the Madison Heights, Michigan facility is used entirely in the fastener segment. The Albia, Iowa facility is used exclusively in the assembly equipment segment. The Tyrone, Pennsylvania and the Naperville, Illinois facilites are utilized in both operating segments.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's shareholders during the fourth quarter of 2007.

                      Executive Officers of the Registrant

     The names, ages and positions of all executive officers of the Company, as of March 14, 2008, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer        Position                                           Years an Officer
-----------------------        --------                                           ----------------
John A. Morrissey         72   Chairman, Chief Executive Officer                         27

Michael J. Bourg          45   President, Chief Operating Officer and Treasurer           9

Kimberly A. Kirhofer      49   Secretary                                                 17

Nirendu Dhar              66   General Manager, H & L Tool Company, Inc.                  7

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

- Mr. Dhar has been employed as General Manager of the Company's subsidiary, H & L Tool Company, Inc., since 1996. Mr. Dhar was employed as Plant Manager and Chief Engineer of H & L Tool Company, Inc. prior to the Company's acquisition of H & L Tool Company, Inc. for more than five years. He has been a director of the Company since May 2001. In February 2008, Mr. Dhar notified the Company of his intention to retire from his position as General Manager of H & L Tool effective as of April 30, 2009. In connection with his decision to retire, Mr. Dhar resigned as a director of the Company effective as of the 2008 Annual Meeting of Shareholders of the Company.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of February 15, 2008 there were approximately 240 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company's common stock, set forth in the section entitled "Information on Company's Common Stock" which appears on page 12 of the 2007 Annual Report is incorporated herein by reference. The 2007 Annual Report is filed as an exhibit to this report. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends," for additional information about the Company's dividend policy.

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

ITEM 6 - SELECTED FINANCIAL DATA

     As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 6.

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

RESULTS OF OPERATIONS

     Net income in 2007 was $1.31 per share compared with $1.16 per share in 2006. Although net revenues declined 6.4 percent, from $40,369,977 in 2006 to $37,776,264 in 2007, lower operating expenses and the absence of significant plant closing expenses in 2007 helped achieve improved bottom line results.

2007 COMPARED TO 2006

     The decline in revenues in 2007 affected both the fastener and assembly equipment segments. Fastener segment revenues amounted to $33,083,907 during the year, compared to $34,421,398 in 2006. Throughout the year we experienced reduced overall demand from our automotive customers as domestic automobile manufacturers, who are the end users for a large portion of our automotive customer base, reduced production in response to import brand market share gains while also attempting to reduce their reliance on less profitable fleet sales. Increases in sales to certain non-automotive customers during 2007 allowed us to limit the net fastener segment sales decline to 3.9 percent. The impact of lower net sales was offset by reductions in certain operating expenses. Tooling expenses for the year were $163,000 lower than in 2006 due to higher than normal tooling associated with new parts incurred in 2006. Due to a change in product mix, as well as investments in equipment during the last year that have expanded our capabilities, certain machining and parts sorting procedures that were formerly outsourced are now being performed internally, contributing to a $571,000 reduction in these outside production costs compared to last year. We also benefited from the reduction in certain fixed overhead items as fastener segment depreciation declined $510,323, due to certain equipment becoming fully depreciated in 2006, and expediting and rejection expenses declined $55,000. The most notable increase incurred during 2007 related to higher prices for non-ferrous metals used in some of the parts we manufacture. The transfer of production activities from Jefferson, Iowa to Tyrone, Pennsylvania that began in the third quarter of 2006 resulted in expense reductions due to the elimination of certain costs in the current year. The net decline in operating expenses during 2007 effectively offset the revenue decline, resulting in an improvement in the fastener segment gross margin to $5,788,153 compared with $5,583,254 reported in 2006.

     Assembly equipment segment revenues were $4,692,357 in 2007, a decline of $1,256,222, or 21.1 percent, compared to the $5,948,579 recorded in 2006. Demand for our products in this segment continues to be weak, and we have taken steps to reduce and control expenses wherever possible, including reductions in both staffing levels and work schedules. The cumulative effect of these actions did not fully offset the effects of reduced volume and, as a result, the assembly equipment segment gross margin declined to $1,572,312 from $2,257,258 last year.

     Selling and administrative expenses for 2007 were $5,816,802, a decline of $216,897, or 3.6 percent, compared with 2006. Salaries and related benefits account for approximately $94,000 of the net decline due to reduced headcount. Legal fees declined $47,000, primarily due to services in 2006 related to the Jefferson plant closing. Profit sharing expense declined $24,000 as a result of lower profits in the current year, after taking the plant closing expenses into consideration, and sales commissions declined $25,000 due to the lower sales level in 2007. The balance of the net reduction is made up of a variety of smaller expense items.

     In May of 2006, the closing of our Jefferson, Iowa fastener operation and transfer of production activities to our facility in Tyrone, Pennsylvania, was announced. The move was made to better utilize available manufacturing capacity. During the fourth quarter of 2006, manufacturing activities in Jefferson concluded. Total charges of $422,934 were recorded in 2006 related to the plant closing. During 2007, additional charges of $20,337 were recorded.

DIVIDENDS

     In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends of $.18 per share during 2007, for a total dividend distribution of $.72 per share for the year. On February 18, 2008, your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2008 to shareholders of record on March 5, 2008. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 74 years. At that same meeting, the Board also declared an extra dividend of $.15 per share to be paid April 18, 2008 to shareholders of record on April 4, 2008.

PROPERTY, PLANT AND EQUIPMENT

     Total capital expenditures in 2007 were $424,509. Of the total, $390,258 was invested in fastener segment additions, including $123,000 for cold-heading equipment upgrades, $93,000 for secondary equipment, $61,000 for inspection and other equipment, and $113,000 for certain buildings and grounds improvements. Assembly equipment segment additions totaled $34,251, with approximately $25,000 expended for building heating units and the balance for a riveting machine used for lease purposes.

     Capital expenditures during 2006 totaled $1,451,756, of which $1,374,009 was invested in equipment for our fastener operations. Approximately $680,000 was spent on cold-heading equipment to expand our capabilities to make larger parts and approximately $233,000 was spent on equipment for performing secondary operations, such as grinding and shaving of parts. Additionally, approximately $346,000 was spent on inspection equipment. The remaining additions were for computer hardware and other equipment not specifically assigned to a single segment.

     Depreciation expense amounted to $1,136,806 in 2007 and $1,659,834 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital increased approximately $1.2 million between December 31, 2006 and December 31, 2007. The Company's holdings in cash, cash equivalents and certificates of deposit amounted to approximately $7.5 million at the end of 2007, an increase of $1.8 million compared with the prior year-end. The increase was mainly due to a $900,000 reduction in capital outlays during 2007 compared to 2006 and a $300,000 reduction in income tax payments. Inventories were reduced by nearly $.5 million in 2007, as stock on hand was adjusted due to reduced demand. Accounts receivable decreased $.6 million compared with the prior year-end, primarily due to the lower level of sales during the year. Accrued expenses declined $.2 million compared to the prior year, primarily due to the payment of accrued plant closing expenses. The Company's investing activities in 2007 primarily consisted of capital expenditures of $.4 million and the net investment in certificates of deposit of $1.5 million. The only financing activity during 2007 was the payment of $.7 million in dividends. The Company has a $1.0 million line of credit, which expires May 31, 2008. This line of credit remains unused.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements.

     Management believes that current cash, cash equivalents, operating cash flow and available line of credit will be sufficient to provide adequate working capital for the foreseeable future.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. A summary of critical accounting policies can be found in Note 1 of the financial statements.

NEW ACCOUNTING STANDARDS

     The Company's financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards. A summary of new accounting pronouncements can be found in Note 1 of the financial statements.

PERSONNEL

     On February 18, 2008, Nirendu Dhar, General Manager of H & L Tool Company, Inc. and member of the Company's Board of Directors, notified the Company of his intention to retire. Mr. Dhar's retirement from his position as General Manager of H & L Tool will be effective April 30, 2009. In connection with his decision to retire, Mr. Dhar also resigned from the Board effective as of the 2008 Annual Meeting of Shareholders of the Company.

OUTLOOK FOR 2008

     We began 2007 on a cautious note as demand from our automotive customers was expected to be restrained, due to production cuts that began in the second half of 2006, and was not expected to rebound significantly. This caution was well founded as 2007 saw further reductions in domestic automobile production. As we begin 2008, end-users of our products are planning additional production cuts for the first half of the year due to ongoing restructurings and the general economic outlook which currently provides for little growth. While we did achieve greater sales to customers in certain non-automotive markets, which partially offset our automotive declines, our concentration in the automotive market resulted in the net decline in fastener segment sales discussed above.

     The assembly equipment segment, which recorded a modest increase in sales in 2006 on lower unit volume, recorded lower sales in 2007 on a further drop in volume. The economic data currently available provides no reason to expect any significant improvement in this segment in the near-term. We will continue to concentrate on cost controls while pursuing profitable opportunities in this segment.

     The outlook for 2008 is more challenging than a year ago. With the possibility of a recession that would likely affect all the markets we serve, we expect customers will continue to demand higher quality and lower prices as their operations cope with a difficult economic environment. Our ability to increase revenues while diversifying our customer base will be significant factors determining our future success.

     Given the challenging circumstances we face, we will continue our efforts to increase our sales revenues in all markets by emphasizing value over price and will focus on more complex products for which our expertise, service and unsurpassed quality are important factors in our customers' purchasing decisions. At the same time, we will continue to pursue solutions that help improve our operations at all levels.

     Our future success is dependent on many factors. We believe that the valuable contributions of our employees and our sound financial condition will help us face the challenges ahead in 2008. While many of our customers are facing the same challenges, we would like to thank them for their loyalty, and also thank our shareholders for their continued support.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the sections entitled "Consolidated Financial Statements" and "Financial Statement Schedule" which appear on pages 17 through 20 of this report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A - CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company's principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management's Report On Internal Control Over Financial Reporting.

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company's management, with the participation of the Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company's principal financial officer), assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, the Company's management has concluded that the Company's internal controls over financial reporting is effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information in the Company's 2008 Proxy Statement (i) with respect to the Board of Directors' nominees for directors that is not related to security ownership in "Security Ownership of Management" (ii) in the third paragraph in "Additional Information Concerning the Board of Directors and Committees" and
(iii) in "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The 2008 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2008 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Executive Officers of the Registrant."

     The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 - EXECUTIVE COMPENSATION

     The information set forth in the Company's 2008 Proxy Statement in "Compensation of Directors and Executive Officers" is incorporated herein by reference.

     The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr., George P. Lynch and John R. Madden.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information set forth in the Company's 2008 Proxy Statement in "Principal Shareholders" and the information with respect to security ownership of the Company's directors and officers set forth in "Security Ownership of Management" is incorporated herein by reference.

     The Company does not have any equity compensation plans or arrangements.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

     The information set forth the Company's 2008 Proxy Statement in (i) "Additional Information Concerning the Board of Directors and Committees - Policy Regarding Related Person Transactions" and (ii) the first paragraph under "Additional Information Concerning the Board of Directors and Committees" is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth in the Company's 2008 Proxy Statement in (i) "Independent Registered Public Accounting Firm - Fee Table" and (ii) the last paragraph under "Independent Registered Public Accounting Firm" is incorporated herein by reference.

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

                                        Chicago Rivet & Machine Co.


                                        By /s/ Michael J. Bourg
                                           -------------------------------------
                                        Michael J. Bourg
                                        President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ John A. Morrissey                   Chairman of the Board of Directors,
-------------------------------------   Chief Executive Officer (Principal
John A. Morrissey                       Executive Officer) and Member of the
                                        Executive Committee
                                        March 20, 2008


/s/ Michael J. Bourg                    President, Chief Operating Officer,
-------------------------------------   Treasurer (Principal Financial and
Michael J. Bourg                        Accounting Officer), Member of the
                                        Executive Committee and Director
                                        March 20, 2008


/s/ Edward L. Chott                     Director, Member of the Audit Committee
-------------------------------------   March 20, 2008
Edward L. Chott


/s/ Kent H. Cooney                      Director, Member of the Audit Committee
-------------------------------------   March 20, 2008
Kent H. Cooney


/s/ Nirendu Dhar                        Director
-------------------------------------   March 20, 2008
Nirendu Dhar


/s/ William T. Divane, Jr.              Director, Member of the Audit Committee
-------------------------------------   March 20, 2008
William T. Divane


/s/ George P. Lynch                     Director
-------------------------------------   March 20, 2008
George P. Lynch


/s/ John R. Madden                      Director, Member of the Executive
-------------------------------------   Committee and the Audit Committee
John R. Madden                          March 20, 2008


/s/ Walter W. Morrissey                 Director, Member of the Executive Committee
-------------------------------------   March 20, 2008
Walter W. Morrissey

                           CHICAGO RIVET & MACHINE CO.

                        CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements, together with the notes thereto and the report thereon of Grant Thornton LLP dated March 14, 2008, appearing on pages 4 to 11 of the accompanying 2007 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2007 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2007 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2007 Annual Report)

Consolidated Statements of Income (page 5 of 2007 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2007 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2007 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2007 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2007 Annual Report)

                          FINANCIAL STATEMENT SCHEDULE

                                  2007 AND 2006

     The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2007 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                            Page
                                                                            ----
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)                              19

Report of Independent Registered Public Accounting Firm on Financial
   Statement Schedule                                                        20

                           CHICAGO RIVET & MACHINE CO.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                   Balance at    Additions                   Balance at
                                    Beginning   Charged to                       End
Classification                       of Year     Expenses    Deductions(1)     of Year
--------------                     ----------   ----------   -------------   ----------
2007

Allowance for doubtful accounts,
   returns and allowances           $150,000     $ (7,242)      $ 47,758      $ 95,000
Reserve for inventory
   obsolescence                     $456,000     $334,246       $315,246      $475,000

2006

Allowance for doubtful accounts,
   returns and allowances           $210,000     $ (5,688)      $ 54,312      $150,000
Reserve for inventory
   obsolescence                     $510,000     $220,559       $274,559      $456,000

(1)  Accounts receivable written off are net of recoveries.

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule

To the Board of Directors
of Chicago Rivet & Machine Co.

      We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Chicago Rivet & Machine Co. and subsidiary referred to in our report dated March 14, 2008, which is included in the 2007 Annual Report to Shareholders. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company's management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Grant Thornton LLP
Chicago, Illinois
March 14, 2008

CHICAGO RIVET & MACHINE CO.

                                    EXHIBITS

                                INDEX TO EXHIBITS

Exhibit
 Number                                                                    Page
-------                                                                  -------
3.1       Articles of Incorporation, as last amended August 18, 1997.
          Incorporated by reference to the Company's report on Form
          10-K, dated March 27, 1998. File number 0000-01227

3.2       Amended and Restated By-Laws, as amended through
          December 28, 2007                                              22 - 46

4.1       Rights Agreement, dated November 22, 1999, between the
          Company and First Chicago Trust Company of New York as
          Rights Agent. Incorporated by reference to the Company's report on Form 10-K, dated March 29, 2000. File number 0000-01227

13*       Annual Report to Shareholders for the year ended
          December 31, 2007.                                             47 - 60

14        Code of Ethics for Principal Executive and Senior Financial
          Officers. Incorporated by reference to the Company's report on Form 10K, dated March 29, 2005. File number 0000-01227

21        Subsidiaries of the Registrant.                                     61

31.1      Certification of Principal Executive Officer Pursuant to
          Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.                              62

31.2      Certification of Principal Financial Officer Pursuant to
          Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.                              63

32.1      Certification of Principal Executive Officer Pursuant to
          18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002.                                  64

32.2      Certification of Principal Financial Officer Pursuant to
          18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002.                                  65

* Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.