Form 10-Q
period 2008-03-31
CHICAGO RIVET & MACHINE CO
filed 2008-05-09
CIK 19871

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of March 31, 2008, 966,132 shares of the registrant's common stock were outstanding.

                           CHICAGO RIVET & MACHINE CO.

                                      INDEX

                                                                            Page
                                                                           -----
PART I. FINANCIAL INFORMATION (Unaudited)

   Condensed Consolidated Balance Sheets at
      March 31, 2008 and December 31, 2007                                   2-3

   Condensed Consolidated Statements of Income for the
      Three Months Ended March 31, 2008 and 2007                               4

   Condensed Consolidated Statements of Retained Earnings for the
      Three Months Ended March 31, 2008 and 2007                               5

   Condensed Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 2008 and 2007                               6

   Notes to the Condensed Consolidated Financial Statements                  7-8

   Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   9-10

   Controls and Procedures                                                    11

PART II. OTHER INFORMATION                                                 12-18

Item 1. Financial Statements.

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                      March 31, 2008 and December 31, 2007

                                                      March 31,    December 31,
                                                         2008          2007
                                                     -----------   ------------
                                                     (Unaudited)
                     Assets

Current Assets:
   Cash and cash equivalents                         $ 1,654,379    $   665,072
   Certificates of deposit                             5,680,000      6,880,000
   Accounts receivable, net of allowance
      of $104,000 and $95,000, respectively            5,362,814      5,329,413
   Inventories                                         5,484,929      4,975,833
   Deferred income taxes                                 462,191        451,191
   Prepaid income taxes                                   10,481        211,025
   Other current assets                                  283,283        287,542
                                                     -----------    -----------
Total current assets                                  18,938,077     18,800,076
                                                     -----------    -----------
Property, Plant and Equipment:
   Land and improvements                               1,029,035      1,029,035
   Buildings and improvements                          6,391,952      6,385,831
   Production equipment, leased machines and other    28,249,265     28,124,007
                                                     -----------    -----------
                                                      35,670,252     35,538,873
   Less accumulated depreciation                      26,698,549     26,431,936
                                                     -----------    -----------
Net property, plant and equipment                      8,971,703      9,106,937
                                                     -----------    -----------
Total assets                                         $27,909,780    $27,907,013
                                                     ===========    ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                      Condensed Consolidated Balance Sheets
                      March 31, 2008 and December 31, 2007

                                                      March 31,    December 31,
                                                         2008          2007
                                                     -----------   ------------
                                                     (Unaudited)
      Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts payable                                  $ 1,651,863    $ 1,147,014
   Accrued wages and salaries                            782,258        679,233
   Accrued profit sharing plan contribution               15,000        201,000
   Other accrued expenses                                223,919        319,866
                                                     -----------    -----------
Total current liabilities                              2,673,040      2,347,113
Deferred income taxes                                    953,275        985,275
                                                     -----------    -----------
Total liabilities                                      3,626,315      3,332,388
                                                     -----------    -----------
Commitments and contingencies (Note 4)                        --             --
Shareholders' Equity:
   Preferred stock, no par value, 500,000 shares
      authorized: none outstanding                            --             --
   Common stock, $1.00 par value, 4,000,000 shares
      authorized: 1,138,096 shares issued              1,138,096      1,138,096
   Additional paid-in capital                            447,134        447,134
   Retained earnings                                  26,620,333     26,911,493
   Treasury stock, 171,964 shares at cost             (3,922,098)    (3,922,098)
                                                     -----------    -----------
Total shareholders' equity                            24,283,465     24,574,625
                                                     -----------    -----------
Total liabilities and shareholders' equity           $27,909,780    $27,907,013
                                                     ===========    ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                   Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

                                          2008         2007
                                       ----------   ----------
Net sales                              $8,391,778   $9,924,333
Lease revenue                              22,548       23,243
                                       ----------   ----------
                                        8,414,326    9,947,576
Cost of goods sold and costs
   related to lease revenue             7,102,362    8,053,389
                                       ----------   ----------
Gross profit                            1,311,964    1,894,187
Selling and administrative expenses     1,347,823    1,464,472
Plant closing expenses                         --       18,074
                                       ----------   ----------
   Operating profit (loss)                (35,859)     411,641
Other income and expenses:
   Interest income                         75,922       74,431
   Other income                             3,600        1,200
                                       ----------   ----------
Income before income taxes                 43,663      487,272
Provision for income taxes                 16,000      177,000
                                       ----------   ----------
Net Income                             $   27,663   $  310,272
                                       ==========   ==========
Average common shares outstanding         966,132      966,132
                                       ==========   ==========
Per share data:
   Net income per share                $     0.03   $     0.32
                                       ==========   ==========
   Cash dividends declared per share   $     0.33   $     0.18
                                       ==========   ==========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
             Condensed Consolidated Statements of Retained Earnings
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

                                                           2008          2007
                                                       -----------   -----------
Retained earnings at beginning of period               $26,911,493   $26,340,036
Net income for the three months ended                       27,663       310,272
Cash dividends declared in the period;
   $.33 per share in 2008 and $.18 per share in 2007      (318,823)     (173,903)
                                                       -----------   -----------
Retained earnings at end of period                     $26,620,333   $26,476,405
                                                       ===========   ===========

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2008 and 2007
                                   (Unaudited)

                                                              2008          2007
                                                          -----------   -----------
Cash flows from operating activities:
Net income                                                $    27,663   $   310,272
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                               266,613       280,583
   Net gain on the sale of equipment                               --        (8,020)
   Deferred income taxes                                      (43,000)      (29,000)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                (33,401)     (341,937)
      Inventories                                            (509,096)     (451,183)
      Other current assets                                    204,803       119,423
      Accounts payable                                        343,290       342,739
      Accrued wages and salaries                              103,025       167,722
      Accrued profit sharing contribution                    (186,000)     (170,756)
      Other accrued expenses                                  (95,947)       20,566
                                                          -----------   -----------
         Net cash provided by operating activities             77,950       240,409
                                                          -----------   -----------
Cash flows from investing activities:
   Capital expenditures                                      (114,740)       (3,047)
   Proceeds from the sale of equipment                             --         8,020
   Proceeds from certificates of deposit                    4,600,000     5,255,000
   Purchases of certificates of deposit                    (3,400,000)   (5,230,000)
                                                          -----------   -----------
      Net cash provided by investing activities             1,085,260        29,973
                                                          -----------   -----------
Cash flows from financing activities:
   Cash dividends paid                                       (173,903)     (173,903)
                                                          -----------   -----------
      Net cash used in financing activities                  (173,903)     (173,903)
                                                          -----------   -----------
Net increase in cash and cash equivalents                     989,307        96,479
Cash and cash equivalents at beginning of period              665,072       367,581
                                                          -----------   -----------
Cash and cash equivalents at end of period                $ 1,654,379   $   464,060
                                                          ===========   ===========
Supplemental schedule of non-cash investing activities:   $    16,639   $   156,571
   Capital expenditures in accounts payable

See Notes to the Condensed Consolidated Financial Statements

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 (unaudited) and December 31, 2007 (audited) and the results of operations and changes in cash flows for the indicated periods.

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

Certain items in 2007 have been reclassified to conform to the presentation in 2008. These changes have no effect on the results of operations or the financial position of the Company.

2. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year.

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

5. The Company's federal income tax returns for the 2005, 2006 and 2007 tax years are subject to examination by the Internal Revenue Service ("IRS"). While it may be possible that a reduction could occur with respect to the Company's unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. The 2004 federal income tax return was examined by the IRS and no adjustments were made as a result of the examination.

No statutes have been extended on any of the Company's federal income tax filings. The statute of limitations on the Company's 2005, 2006 and 2007 federal income tax returns will expire on September 15, 2009, 2010 and 2011, respectively.

The Company's state income tax returns for the 2005 through 2007 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2011. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

                     March 31, 2008   December 31, 2007
                     --------------   -----------------
Raw Material           $1,541,610        $1,275,595
Work-in-process         1,920,966         1,597,483
Finished goods          2,512,353         2,577,755
                       ----------        ----------
                        5,974,929         5,450,833
Valuation reserves       (490,000)         (475,000)
                       ----------        ----------
                       $5,484,929        $4,975,833
                       ==========        ==========

                           CHICAGO RIVET & MACHINE CO.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. Segment Information--The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

                                                      Assembly
                                         Fastener     Equipment     Other     Consolidated
                                        ----------   ----------   ---------   ------------
Three Months Ended March 31, 2008:
Net sales and lease revenue             $7,326,127   $1,088,199               $ 8,414,326
Depreciation                               226,650       18,522      21,441       266,613
Segment profit                             326,878      202,105                   528,983
Selling and administrative expenses                                (561,242)     (561,242)
Interest income                                                      75,922        75,922
                                                                              -----------
Income before income taxes                                                         43,663
                                                                              -----------
Capital expenditures                       131,379                                131,379
Segment assets:
   Accounts receivable, net              4,942,192      420,622                 5,362,814
   Inventories                           4,017,096    1,467,833                 5,484,929
   Property, plant and equipment, net    7,037,168    1,107,778     826,757     8,971,703
   Other assets                                                   8,090,334     8,090,334
                                                                              -----------
                                                                               27,909,780
                                                                              -----------
Three Months Ended March 31, 2007:
Net sales and lease revenue             $8,725,371   $1,222,205               $ 9,947,576
Depreciation                               235,898       21,069      23,616       280,583
Segment profit                             751,453      235,097                   986,550
Selling and administrative expenses                                (555,635)     (555,635)
Plant closing expenses                     (18,074)                               (18,074)
Interest income                                                      74,431        74,431
                                                                              -----------
Income before income taxes                                                        487,272
                                                                              -----------
Capital expenditures                       159,618           --                   159,618
Segment assets:
   Accounts receivable, net              5,692,469      552,096                 6,244,565
   Inventories                           4,282,783    1,649,709                 5,932,492
   Property, plant and equipment, net    7,636,359    1,161,345     918,591     9,716,295
   Other assets                                                   6,641,335     6,641,335
                                                                              -----------
                                                                               28,534,687
                                                                              -----------

                           CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Revenues for the first quarter of 2008 were $8,414,326, a decline of $1,533,250, or 15%, compared to the first quarter of last year. Reduced demand in the domestic automotive market, and a decline in domestic economic activity impacting virtually all the markets we serve, resulted in lower fastener segment and assembly equipment segment sales. Although we reduced expenses wherever possible during the quarter, cost reductions were not sufficient to offset the effects of the decline in sales. The net result was net income of $27,663, or $0.03 per share, in the first quarter of 2008 compared to net income of $310,272, or $0.32 per share, in 2007.

     In the first quarter, fastener segment revenues declined $1,399,244, or 16%, from $8,725,371 in 2007 to $7,326,127 in 2008. The decline was primarily due to a reduction in domestic automotive production and a slowdown in the U.S. economy. Overall, manufacturing costs declined during the quarter due to the lower level of production activity. Additionally, the closing of the Jefferson, Iowa plant in 2007 resulted in approximately $56,000 in overhead cost reductions during the first quarter of 2008. The only significant increase during the quarter was tooling expense, which increased $76,000 as certain design work was performed in an attempt to improve production efficiency. The net result of these factors was a $521,000 reduction in fastener segment gross margin.

     Demand within the assembly equipment segment continues to be weak as evidenced by the 11% decline in sales, from $1,222,205 to $1,088,199, in the first quarter of 2008. While manufacturing costs declined due to the lower level of production activity, the reduction was not sufficient to offset the lower volume, resulting in a $61,000 decline in gross margin compared to the first quarter of 2007.

     Selling and administrative expenses during the first quarter of 2008 were $117,000 lower than the first quarter of 2007. Payroll and payroll related expenses account for approximately $43,000 of the decline, as a result of headcount reductions since the first quarter of last year. Commissions have declined $39,000 due to the lower sales activity in the current year quarter, while profit sharing expense has declined $40,000 due to the lower level of profitability.

     First quarter 2007 results included $18,074 for expenses related to the previously disclosed Jefferson, Iowa plant closing. These expenses related to preparing the building for sale and the transfer of assets to our Tyrone, Pennsylvania location.

     Working capital declined by $.2 million from the beginning of the year and amounted to $16.3 million at the end of the first quarter. While inventories and accounts payable have both increased $.5 million since the beginning of the year, their balances are down approximately $.4 million and $.3 million, respectively, compared to March 31, 2007. The decline since the beginning of the year in accrued profit sharing of $.2 million reflects the contribution for 2007 made to the Company plan during the first quarter. This amount is offset by a reduction in prepaid income taxes since the beginning of the year. The net result of these changes and other cash flow items on cash and certificates of deposit was a decrease of $.2 million, to $7.3 million, as of March 31, 2008. The Company has a $1.0 million line of credit, which expires May 31, 2008. This line of credit remains unused. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

     The decline in revenues and net income in the first quarter of 2008 is primarily due to the impact of the weakening economy on our primary markets. Fastener segment sales have already been impacted in recent quarters by reduced production in the domestic automotive market as manufacturers adjusted their activities for reduced demand. With the slowdown in the domestic economy, we have seen a reduction in demand from other markets we serve. The assembly equipment segment has been weak for some time now, and reflects the continuing decline in manufacturing activity overall in the United States. We have adjusted our work schedules in response to reduced customer demand and will continue to emphasize cost controls wherever possible. In the near-term, we do not anticipate any significant improvements in the markets in which we are active, but will continue our efforts to increase revenues while also controlling costs.

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, those disclosed under "Risk Factors" in our Annual Report on Form 10-K and in the other filings we make with the United States Securities and Exchange Commission. These factors, include among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to two major customers, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, the loss of the services of our key employees and difficulties in achieving cost savings. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           CHICAGO RIVET & MACHINE CO.

Item 4. Controls and Procedures.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer (the Company's principal executive officer) and President, Chief Operating Officer and Treasurer (the Company's principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

                                        CHICAGO RIVET & MACHINE CO.
                                        (Registrant)

Date: May 9, 2008


                                        /s/ John A. Morrissey
                                        ----------------------------------------
                                        John A. Morrissey
                                        Chairman of the Board of Directors
                                        and Chief Executive Officer
                                        (Principal Executive Officer)

Date: May 9, 2008


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