Form 10-Q
period 2008-06-30
CHICAGO RIVET & MACHINE CO
filed 2008-08-11
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-1227
CHICAGO RIVET & MACHINE CO.
(Exact Name of Registrant as Specified in Its Charter)

Illinois	36-0904920
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

901 Frontenac Road, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (630) 357-8500
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑
As of June 30, 2008, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	2-3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007	4

Condensed Consolidated Statements of Retained Earnings for the Six Months Ended June 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007	6

Notes to the Condensed Consolidated Financial Statements	7-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Controls and Procedures	12

PART II. OTHER INFORMATION	13-15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,059,551	$665,072
Certificates of deposit	4,330,000	6,880,000
Accounts receivable, net of allowance of $103,000 and $95,000, respectively	5,076,029	5,329,413
Inventories	5,489,613	4,975,833
Deferred income taxes	462,191	451,191
Prepaid income taxes	—	211,025
Other current assets	211,341	287,542

Total current assets	18,628,725	18,800,076

Property, Plant and Equipment:
Land and improvements	1,029,035	1,029,035
Buildings and improvements	6,391,952	6,385,831
Production equipment, leased machines and other	28,294,349	28,124,007

	35,715,336	35,538,873
Less accumulated depreciation	26,962,897	26,431,936

Net property, plant and equipment	8,752,439	9,106,937

Total assets	$27,381,164	$27,907,013

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,362,573	$1,147,014
Accrued wages and salaries	738,015	679,233
Accrued profit sharing plan contribution	50,000	201,000
Other accrued expenses	219,152	319,866

Total current liabilities	2,369,740	2,347,113

Deferred income taxes	921,275	985,275

Total liabilities	3,291,015	3,332,388

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	26,427,017	26,911,493
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	24,090,149	24,574,625

Total liabilities and shareholders’ equity	$27,381,164	$27,907,013

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$8,025,372	$10,107,140	$16,417,150	$20,031,473
Lease revenue	21,640	23,180	44,188	46,423

	8,047,012	10,130,320	16,461,338	20,077,896
Cost of goods sold and costs related to lease revenue	6,813,916	7,942,782	13,914,995	15,994,155

Gross profit	1,233,096	2,187,538	2,546,343	4,083,741
Selling and administrative expenses	1,323,611	1,461,021	2,672,717	2,927,509
Plant closing expenses	—	2,722	—	20,796

Operating profit (loss)	(90,515)	723,795	(126,374)	1,135,436

Other income and expenses:
Interest income	53,925	73,026	129,847	147,457
Other income	4,178	6,578	7,778	7,778

Income (loss) before income taxes	(32,412)	803,399	11,251	1,290,671
Provision for income taxes	(13,000)	280,000	3,000	457,000

Net income (loss)	$(19,412)	$523,399	$8,251	$833,671

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income (loss) per share	$(0.02)	$0.54	$0.01	$0.86

Cash dividends declared per share	$0.33	$0.18	$0.51	$0.36

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Retained earnings at beginning of period	$26,911,493	$26,340,036

Net income for the six months ended	8,251	833,671

Cash dividends declared in the period, $.51 and $.36 per share in 2008 and 2007, respectively	(492,727)	(347,808)

Retained earnings at end of period	$26,427,017	$26,825,899

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income	$8,251	$833,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	534,546	562,248
Net (gain) loss on disposal of equipment	3,951	(17,824)
Deferred income taxes	(75,000)	(61,000)
Changes in operating assets and liabilities:
Accounts receivable, net	253,384	(746,840)
Inventories	(513,780)	(391,789)
Other current assets	287,226	188,370
Accounts payable	188,759	264,923
Accrued wages and salaries	58,782	140,525
Accrued profit sharing contribution	(151,000)	(89,000)
Other accrued expenses	(100,714)	(110,038)

Net cash provided by operating activities	494,405	573,246

Cash flows from investing activities:
Capital expenditures	(157,599)	(252,289)
Proceeds from the sale of equipment	400	30,618
Proceeds from certificates of deposit	9,950,000	10,355,000
Purchases of certificates of deposit	(7,400,000)	(9,330,000)

Net cash provided by investing activities	2,392,801	803,329

Cash flows from financing activities:
Cash dividends paid	(492,727)	(347,808)

Net cash used in financing activities	(492,727)	(347,808)

Net increase in cash and cash equivalents	2,394,479	1,028,767
Cash and cash equivalents at beginning of period	665,072	367,581

Cash and cash equivalents at end of period	$3,059,551	$1,396,348

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$26,800	$89,224
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 (unaudited) and December 31, 2007 (audited) and the results of operations and changes in cash flows for the indicated periods.
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
2. The results of operations for the three and six-month period ending June 30, 2008 are not necessarily indicative of the results to be expected for the year.
3. The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.
4. The Company is, from time to time, involved in litigation, including environmental claims and contract disputes, in the normal course of business. While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company’s financial position.
5. The Company’s federal income tax returns for the 2005, 2006 and 2007 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. The 2004 federal income tax return was examined by the IRS and no adjustments were made as a result of the examination.
No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2005, 2006 and 2007 federal income tax returns will expire on September 15, 2009, 2010 and 2011, respectively.
The Company’s state income tax returns for the 2005 through 2007 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2011. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2008	December 31, 2007
Raw material	$1,849,495	$1,275,595
Work-in-process	1,723,458	1,597,483
Finished goods	2,434,660	2,577,755

	6,007,613	5,450,833
Valuation reserves	(518,000)	(475,000)

	$5,489,613	$4,975,833

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended June 30, 2008:
Net sales and lease revenue	$7,039,556	$1,007,456		$8,047,012

Depreciation	227,970	18,522	21,441	267,933

Segment profit	269,516	171,612		441,128
Selling and administrative expenses			(527,465)	(527,465)
Interest income			53,925	53,925

Loss before income taxes				(32,412)

Capital expenditures	53,020			53,020

Segment assets:
Accounts receivable, net	4,556,884	519,145		5,076,029
Inventories	4,102,430	1,387,183		5,489,613
Property, plant and equipment, net	6,861,157	1,084,905	806,377	8,752,439
Other assets			8,063,083	8,063,083

				27,381,164

Three Months Ended June 30, 2007:
Net sales and lease revenue	$8,860,781	$1,269,539		$10,130,320

Depreciation	236,859	21,190	23,616	281,665

Segment profit	960,507	306,315		1,266,822
Selling and administrative expenses			(533,727)	(533,727)
Plant closing expenses	(2,722)			(2,722)
Interest income			73,026	73,026

Income before income taxes				803,399

Capital expenditures	159,388	22,507		181,895

Segment assets:
Accounts receivable, net	6,057,791	591,677		6,649,468
Inventories	4,245,827	1,627,271		5,873,098
Property, plant and equipment, net	7,546,091	1,162,665	894,975	9,603,731
Other assets			6,497,676	6,497,676

				28,623,973

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Six Months Ended June 30, 2008:
Net sales and lease revenue	$14,365,683	$2,095,655		$16,461,338

Depreciation	454,620	37,044	42,882	534,546

Segment profit	596,394	373,717		970,111
Selling and administrative expenses			(1,088,707)	(1,088,707)
Interest income			129,847	129,847

Income before income taxes				11,251

Capital expenditures	184,399			184,399

Six Months Ended June 30, 2007:
Net sales and lease revenue	$17,586,152	$2,491,744		$20,077,896

Depreciation	472,757	42,259	47,232	562,248

Segment profit	1,713,976	541,412		2,255,388
Selling and administrative expenses			(1,091,378)	(1,091,378)
Plant closing expenses	(20,796)			(20,796)
Interest income			147,457	147,457

Income before income taxes				1,290,671

Capital expenditures	319,006	22,507		341,513

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          Results for the second quarter of 2008, as well as those of the current year to date, continued to be negatively impacted by the decline in domestic automotive production and sales compared to the year earlier period, as well as the recent slowdown in the U.S. economy. Net sales declined $2,083,308 during the second quarter, compared to the year earlier quarter, bringing the year to date sales decline to $3,616,558. Although expenses were reduced during the quarter, cost reductions were not sufficient to offset the effects of the decline in sales. The net result was a net loss of $19,412, or $0.02 per share, in the second quarter of 2008 compared to net income of $523,399, or $0.54 per share, in 2007. For the first half of the year, net income was $8,251, or $0.01 per share, compared to $833,671, or $0.86 per share, in 2007.
          Fastener segment revenues declined by $1,821,225, or 20.6%, during the second quarter from $8,860,781 in 2007 to $7,039,556 in 2008. For the first six months of the year, fastener segment revenues have declined by $3,220,469, or 18.3%, from $17,586,152 to $14,365,683. The decline in sales for the fastener segment is primarily due to the reduction in domestic automotive production. The slowdown in the U.S. economy is causing reduced demand among our non-automotive customers as well. Along with the drop in demand, we have seen a dramatic increase in the cost of many items we purchase, most notably steel and natural gas. While the price of steel has risen dramatically in recent months, our overall raw material costs are down due to the reduction in production activity. However, the increase in materials prices results in raw materials accounting for a larger percentage of cost of sales compared to last year. In addition to natural gas, which has increased by $35,000 in the current year, the only significant increase in overhead during 2008 is tooling expense, which has increased $29,000 during the second quarter and $105,000 for the first half of the year as certain design work was performed in an attempt to improve production efficiency. The closing of the Jefferson, Iowa plant in 2007 resulted in approximately $53,000 in overhead cost reductions during the second quarter of 2008 and $109,000 for the year to date, compared to the same periods of 2007. The net result of these factors was a $789,000 reduction in fastener segment gross margin during the second quarter and a $1,311,000 reduction in the year to date amount.
          Revenues within the assembly equipment segment totaled $1,007,456 in the second quarter of 2008, a decline of $262,083, or 20.6%, compared to the second quarter of 2007, when revenues were $1,269,539. While manufacturing costs declined due to the lower level of production activity, the reduction was not sufficient to offset the lower volume, resulting in a $166,000 decline in gross margin, to $296,000, compared to the second quarter of 2007. For the first six months of 2008, revenues in this segment amounted to $2,095,655, a decline of $396,089, or 15.9%, compared to the first six months of 2007. As with second quarter results, the reduction in production related expenses did not keep pace with the decline in revenues on a year to date basis, resulting in a gross margin of approximately $632,000 compared to $858,000 last year.
          Selling and administrative expenses for the second quarter of 2008 were approximately $137,000 lower than during the second quarter of 2007. Payroll and payroll related expenses account for approximately $50,000 of the decline, as a result of headcount reductions since the second quarter of last year. Commissions have declined $52,000 due to the lower sales activity in the current year quarter, while profit sharing expense has declined $46,000 due to the lower level of profitability. On a year to date basis, selling and administrative expenses have declined $255,000 compared to the first six months of 2007. The largest components of the year to date decline, for the reasons stated above, are salaries and wages, which declined by $93,000, and commissions and profit sharing expense which declined by $91,000 and $86,000, respectively.
          Working capital at June 30, 2008 amounted to $16.3 million, a reduction of $.2 million from the beginning of the year. The working capital component with the greatest change is inventories, which has increased $.5 million since the beginning of the year primarily due to rising raw material prices and an increase in quantities to offset further expected increases. Accounts receivables have declined primarily due to the lower sales at the end of the second quarter compared to the end of the year, while prepaid income taxes has been eliminated due to the receipt of a federal tax refund since the beginning of the year. Changes in current liabilities reflect normal seasonal patterns, except for the decline in accrued profit sharing which relates to lower profits in the current year. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a decrease of $.2 million, to $7.4 million, as of June 30, 2008.

          The Company has a $1.0 million line of credit, which expires May 31, 2009. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.
          The decline in revenues in the second quarter and year to date reflects the continued drop in production activity in our primary markets. Fastener segment sales in the second quarter trailed the year earlier period, and marked the fourth straight sequential quarterly decline. These declines coincide with reduced domestic automotive production upon which we rely for revenues. The recent slowdown in the U.S. economy has further exacerbated this situation and has resulted in declining demand in non-automotive markets. The assembly equipment segment, while not as reliant on the automotive sector for revenues, has been hurt by the overall decline in domestic manufacturing activity. Predicting future demand in our markets is difficult and that uncertainty will keep us cautious in the near-term. In response to these difficult market conditions, we will continue to make adjustments to our activities while continuing to produce products with unsurpassed quality with an emphasis on excellent customer service.
This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, those disclosed under “Risk Factors” in our Annual Report on Form 10-K and in the other filings we make with the United States Securities and Exchange Commission. These factors, include among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to two major customers, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, the loss of the services of our key employees and difficulties in achieving expected cost savings. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CHICAGO RIVET & MACHINE CO.
Item 4. Controls and Procedures.
          (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
          (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
          The Company’s Annual Meeting of Stockholders was held on May 13, 2008. The only proposal voted upon was the election of eight directors for a term ending at the Annual Meeting in 2009. The eight persons nominated by the Company’s Board of Directors received the following votes and were elected:

NAME	VOTES FOR	VOTES WITHHELD
Michael J. Bourg	721,578	185,165
Edward L. Chott	721,834	185,230
Kent H. Cooney	722,184	185,010
William T. Divane, Jr.	722,743	184,755
George P. Lynch	721,514	185,430
John R. Madden	721,505	185,555
John A. Morrissey	724,132	184,850
Walter W. Morrissey	723,062	184,555
Item 6. Exhibits
31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2008	CHICAGO RIVET & MACHINE CO.
(Registrant)

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	/s/ Michael J. Bourg
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