Form 10-Q
period 2008-09-30
CHICAGO RIVET & MACHINE CO
filed 2008-11-10
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐      No ☑
As of September 30, 2008, 966,132 shares of the registrant’s common stock were outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	2-3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Retained Earnings for the Nine Months Ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007	6

Notes to the Condensed Consolidated Financial Statements	7-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Controls and Procedures	12

PART II. OTHER INFORMATION	13-19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,582,189	$665,072
Certificates of deposit	5,799,000	6,880,000
Accounts receivable, net of allowance of $103,000 and $95,000, respectively	4,525,798	5,329,413
Inventories	5,574,925	4,975,833
Deferred income taxes	464,191	451,191
Prepaid income taxes	58,481	211,025
Other current assets	373,560	287,542

Total current assets	18,378,144	18,800,076

Property, Plant and Equipment:
Land and improvements	1,029,035	1,029,035
Buildings and improvements	6,391,952	6,385,831
Production equipment, leased machines and other	28,182,062	28,124,007

	35,603,049	35,538,873
Less accumulated depreciation	26,989,924	26,431,936

Net property, plant and equipment	8,613,125	9,106,937

Total assets	$26,991,269	$27,907,013

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,059,990	$1,147,014
Accrued wages and salaries	749,933	679,233
Accrued profit sharing plan contribution	80,000	201,000
Other accrued expenses	486,235	319,866

Total current liabilities	2,376,158	2,347,113

Deferred income taxes	894,275	985,275

Total liabilities	3,270,433	3,332,388

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	26,057,704	26,911,493
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	23,720,836	24,574,625

Total liabilities and shareholders’ equity	$26,991,269	$27,907,013

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$6,641,826	$9,020,453	$23,058,976	$29,051,926
Lease revenue	20,195	23,150	64,383	69,573

	6,662,021	9,043,603	23,123,359	29,121,499
Cost of goods sold and costs related to lease revenue	5,759,070	7,172,837	19,674,065	23,166,992

Gross profit	902,951	1,870,766	3,449,294	5,954,507
Selling and administrative expenses	1,250,338	1,373,104	3,923,055	4,300,613
Plant closing expenses	—	(459)	—	20,337

Operating profit (loss)	(347,387)	498,121	(473,761)	1,633,557

Other income and expenses:
Interest income	48,378	77,380	178,225	224,837
Other income	3,600	3,600	11,378	11,378

Income (loss) before income taxes	(295,409)	579,101	(284,158)	1,869,772
Provision (benefit) for income taxes	(100,000)	207,000	(97,000)	664,000

Net income (loss)	$(195,409)	$372,101	$(187,158)	$1,205,772

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income (loss) per share	$(0.20)	$0.39	$(0.19)	$1.25

Cash dividends declared per share	$0.18	$0.18	$0.69	$0.54

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Retained earnings at beginning of period	$26,911,493	$26,340,036

Net income (loss) for the nine months ended	(187,158)	1,205,772

Cash dividends declared in the period, $.69 and $.54 per share in 2008 and 2007, respectively	(666,631)	(521,712)

Retained earnings at end of period	$26,057,704	$27,024,096

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(187,158)	$1,205,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	803,352	845,896
Net gain on the sale of equipment	(22,753)	(25,022)
Deferred income taxes	(104,000)	(86,000)
Changes in operating assets and liabilities:
Accounts receivable, net	803,615	(249,819)
Inventories	(599,092)	(82,424)
Other current assets	66,526	34,416
Accounts payable	(93,598)	4,426
Accrued wages and salaries	70,700	158,862
Accrued profit sharing contribution	(121,000)	(30,000)
Other accrued expenses	166,369	(198,430)

Net cash provided by operating activities	782,961	1,577,677

Cash flows from investing activities:
Capital expenditures	(307,317)	(340,937)
Proceeds from the sale of equipment	27,104	37,816
Proceeds from certificates of deposit	11,180,000	13,405,000
Purchases of certificates of deposit	(10,099,000)	(12,880,000)

Net cash provided by investing activities	800,787	221,879

Cash flows from financing activities:
Cash dividends paid	(666,631)	(521,712)

Net cash used in financing activities	(666,631)	(521,712)

Net increase in cash and cash equivalents	917,117	1,277,844
Cash and cash equivalents at beginning of period	665,072	367,581

Cash and cash equivalents at end of period	$1,582,189	$1,645,425

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$6,574	$—
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 (unaudited) and December 31, 2007 (audited) and the results of operations and changes in cash flows for the indicated periods.
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
2. The results of operations for the three and nine-month period ending September 30, 2008 are not necessarily indicative of the results to be expected for the year.
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
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2008	December 31, 2007
Raw material	$1,738,455	$1,275,595
Work-in-process	1,901,981	1,597,483
Finished goods	2,498,489	2,577,755

	6,138,925	5,450,833
Valuation reserves	(564,000)	(475,000)

	$5,574,925	$4,975,833

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2008:
Net sales and lease revenue	$5,729,633	$932,388	$—	$6,662,021

Depreciation	228,894	18,402	21,510	268,806

Segment profit	(33,995)	164,928		130,933
Selling and administrative expenses			(474,720)	(474,720)
Interest income			48,378	48,378

Loss before income taxes				(295,409)

Capital expenditures	129,492	—	—	129,492

Segment assets:
Accounts receivable, net	4,036,269	489,529		4,525,798
Inventories	4,185,094	1,389,831		5,574,925
Property, plant and equipment, net	6,761,755	1,066,503	784,867	8,613,125
Other assets			8,277,421	8,277,421

				26,991,269

Three Months Ended September 30, 2007:
Net sales and lease revenue	$7,905,111	$1,138,492	$—	$9,043,603

Depreciation	238,782	21,250	23,616	283,648

Segment profit	836,182	171,559		1,007,741
Selling and administrative expenses			(506,479)	(506,479)
Plant closing expenses	459			459
Interest income			77,380	77,380

Income before income taxes				579,101

Capital expenditures	31,267	1,459	—	32,726

Segment assets:
Accounts receivable, net	5,631,651	520,796		6,152,447
Inventories	4,034,745	1,528,988		5,563,733
Property, plant and equipment, net	7,305,274	1,142,874	871,359	9,319,507
Other assets			7,400,707	7,400,707

				28,436,394

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2008:
Net sales and lease revenue	$20,095,316	$3,028,043	$—	$23,123,359

Depreciation	683,514	55,446	64,392	803,352

Segment profit	562,399	538,645		1,101,044
Selling and administrative expenses			(1,563,427)	(1,563,427)
Interest income			178,225	178,225

Loss before income taxes				(284,158)

Capital expenditures	313,891	—	—	313,891

Nine Months Ended September 30, 2007:
Net sales and lease revenue	$25,491,263	$3,630,236	$—	$29,121,499

Depreciation	711,539	63,509	70,848	845,896

Segment profit	2,550,158	712,971		3,263,129
Selling and administrative expenses			(1,597,857)	(1,597,857)
Plant closing expenses	(20,337)			(20,337)
Interest income			224,837	224,837

Income before income taxes				1,869,772

Capital expenditures	316,971	23,966		340,937

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Results for the third quarter of 2008, as well as the current year to date, continued to be negatively impacted by the decline in domestic automotive production compared to the year earlier periods, as well as worsening overall economic conditions. Net revenues in the third quarter of 2008 were $6,662,021, a decline of 26.3% compared to 2007, when revenues were $9,043,603. Year to date revenues total $23,123,359, a decline of 20.6% compared to the $29,121,499 recorded for the first three quarters of 2007. Although we have reduced expenses, cost reductions were not sufficient to offset the effects of the decline in sales. The net result was a net loss of $195,409, or $0.20 per share, in the third quarter of 2008 compared to net income of $372,101, or $0.39 per share, in 2007. The year to date net loss is $187,158, or $0.19 per share, compared to net income of $1,205,772, or $1.25 per share, for 2007.
     Within the fastener segment, third quarter revenues declined by $2,175,478, or 27.5%, from $7,905,111 in 2007, to $5,729,633 in 2008. On a year to date basis, 2008 fastener segment revenues have declined by $5,395,947, or 21.2%, from $25,491,263 in 2007 to $20,095,316 in 2008. Demand among automotive sector customers, which has been down since late last year due to slumping U.S. auto sales, weakened further during the quarter as U.S. auto sales near a two-decade low. The spreading economic crisis further negatively impacted most other markets we serve. Along with the drop in demand, we have seen a dramatic increase in the cost of certain items we purchase, most notably steel and natural gas. While the price of steel has risen dramatically this year, our overall raw material costs are down due to the reduction in production activity. The increase in material prices results in raw materials accounting for a larger percentage of cost of sales compared to last year. In addition to natural gas, which increased by $14,000 during the third quarter and $49,000 year to date, the only significant increase in overhead during 2008 was tooling expense, which increased $65,000 through three quarters of 2008, down from $105,000 for the first half of the year, as certain design work was performed in an attempt to improve production efficiency. The closing of the Jefferson, Iowa plant in 2007 has resulted in approximately $106,000 in overhead cost reductions during 2008 compared to 2007. The net result of these factors was a $927,000 reduction in fastener segment gross margin during the third quarter and a $2,237,000 reduction in the year to date amount.
     Assembly equipment segment revenues totaled $932,388 in the third quarter of 2008, a decline of $206,104, or 18.1%, compared to the third quarter of 2007, when revenues were $1,138,492. Demand for our products in this segment continues to be weak and the lower level of production activity, brought on by reduced demand, resulted in a $41,000 decline in gross margin compared to the third quarter of 2007. For the first nine months of 2008, revenues in this segment amounted to $3,028,043, a $602,193 decline, or 16.6%, compared to the first nine months of 2007 when net revenues totaled $3,630,236. In response to the lower level of sales activity in 2008, we have implemented steps to reduce and control expenses, including reductions in both staffing levels and work schedules. The cumulative effect of these actions, however, has not been sufficient to fully offset the effects of reduced volume and, as a result, gross margins declined to $917,000 from $1,186,000 last year.
     Selling and administrative expenses for the third quarter of 2008 were $122,766 lower than during the third quarter of 2007. The lower sales in the quarter resulted in a $43,000 reduction in commission expense. Profit sharing expense declined $29,000 in the third quarter compared with last year due to the reduction in earnings, while office supplies and sales promotion expenses were reduced $15,000 and $11,000, respectively. Lastly, salaries and related benefits account for approximately $10,000 of the net decline due to reduced headcount. The remaining net decrease in the quarter relates to various items with smaller changes. On a year to date basis, selling and administrative expenses have declined $377,558 in 2008 compared with the first nine months of 2007. The largest components of the year to date decline are sales commissions, profit sharing and salaries and related benefits, which have declined by $134,000, $115,000 and $104,000, respectively for the reasons stated above.
     Working capital at September 30, 2008 was approximately $16 million, a reduction of $.5 million from the beginning of the year. While accounts receivable have declined $.8 million since the beginning of the year, primarily due to the lower sales in the third quarter of 2008 compared to the fourth quarter of last year, inventories have increased $.6 million, due to higher raw material prices compared to last year as well as larger quantities of raw material on hand due to reduced customer demand. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a decrease of $.2 million, to $7.4 million, as of September 30, 2008.
     The Company has a $1.0 million line of credit, which expires May 31, 2009. This line of credit remains unused. Management believes that current cash, cash equivalents, operating cash flow and the available line of credit will provide adequate working capital for the foreseeable future.

     The decline in revenues in the third quarter and year to date reflects the continued drop in production activity in our primary markets. The fastener segment, which is primarily dependent on sales to companies in the automotive industry, has experienced five straight quarters of declining sales. What began late last year as weakness in the automotive market has now spread to other markets due to the weak economy. The assembly equipment segment, while not as reliant on the automotive sector for revenues, has been hurt by the overall decline in domestic manufacturing activity. Predicting future demand in our markets is difficult and that uncertainty will keep us cautious in the near-term. In response to these challenging market conditions, we will continue to make adjustments to our activities where possible without sacrificing the unsurpassed quality and excellent customer service that is the basis for our success.
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

Date: November 10, 2008
/s/ John A. Morrissey

John A. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008
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