Form 10-K
period 2008-12-31
CHICAGO RIVET & MACHINE CO
filed 2009-03-20
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-1227
CHICAGO RIVET & MACHINE CO.
(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State of incorporation)	(I.R.S. Employer Identification Number)

901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (630) 357-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock - $1.00 Par Value	American Stock Exchange
(including Preferred Stock Purchase Rights)	(Trading privileges only, not registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2008 was $16,136,903.
As of March 19, 2009, there were 966,132 shares of the Company’s common stock outstanding.
Documents Incorporated By Reference
(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2008 (the “2008 Report”) are incorporated by reference in Parts I and II of this report.
(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.
YEAR ENDING DECEMBER 31, 2008

PART I
ITEM 1 — Business
     Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment, parts and tools for such machines, and the leasing of automatic rivet setting machines. For further discussion regarding the Company’s operations and segments, see Note 7 of the financial statements which appears on page 9 of the Company’s 2008 Annual Report to Shareholders. The 2008 Annual Report is filed as an exhibit to this report.
     The principal market for the Company’s products is the North American automotive industry. Sales are solicited by employees and by independent sales representatives.
     The segments in which the Company operates are characterized by active and substantial competition. No single company dominates the industry. The Company’s competitors include both larger and smaller manufacturers, and segments or divisions of large, diversified companies with substantial financial resources. Principal competitive factors in the market for the Company’s products are price, quality and service.
     The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2008, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to Fisher & Company accounted for approximately 25% and 29% of the Company’s consolidated revenues in 2008 and 2007, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 15% and 14% of the Company’s consolidated revenues in 2008 and 2007.
     The Company’s business has historically been stronger during the first half of the year.
     The Company purchases raw material from a number of sources, primarily within the United States. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. Beginning early in 2004, the cost of raw materials used in the manufacture of fasteners escalated sharply due to increased global demand, primarily in Asia. While prices for ferrous materials were relatively stable during 2006 and 2007, prices increased dramatically in 2008 before retreating late in the year as much of the world entered into a recession.
     Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.
     The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last two years were not material.

     At December 31, 2008, the Company employed 226 people.
     The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company’s total sales.
ITEM 1A — Risk Factors
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
     Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by significant overcapacity, fierce competition and significant pension and health care liabilities, and automotive production in the United States has declined between 1999 and 2008. Certain domestic automakers and component suppliers, including several of our customers, are financially distressed or may become financially distressed. In recent years, our gross margins have been negatively impacted in part due to the declines in domestic automotive production, and we have experienced increased accounts receivable write-offs as a result of bankruptcy filings by some of our customers. Conditions in the domestic automotive industry declined significantly during 2008 and recently as the global recession resulted in a substantial decline in automobile sales and domestic automobile manufacturers struggled with severe liquidity and operational issues. Continued weakness or any further decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.
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
     Our sales to two customers in 2008 and 2007 constituted approximately 40% and 43% of our consolidated revenues, respectively. Sales to Fisher & Company accounted for approximately 25% and 29% of the Company’s consolidated revenues in 2008 and 2007, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 15% and 14% of the Company’s consolidated revenues in 2008 and 2007, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.
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
We may incur losses as a result of product liability, warranty or other claims that may be brought against us.
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
We could be adversely impacted by our failure to comply with Section 404 of the Sarbanes-Oxley Act.
     As a public company we are required to comply with the reporting obligations of the Exchange Act and will be required to comply with Section 404 of the Sarbanes-

Oxley Act of 2002. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.
The price of our common stock is subject to volatility, and our stock is thinly traded.
     Various factors, such as general economic changes in the financial markets, announcements or significant developments with respect to the automotive industry, actual or anticipated variations in our or our competitors’ quarterly or annual financial results, the introduction of new products or technologies by us or our competitors, changes in other conditions or trends in our industry or in the markets of any of our significant customers, changes in governmental regulation, or changes in securities analysts’ estimates of our competitors or our industry, could cause the market price of our common stock to fluctuate substantially.
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
ITEM 1B — Unresolved Staff Comments
     Not applicable.
ITEM 2 — Properties
     The Company’s headquarters is located in Naperville, Illinois. It conducts its manufacturing and warehousing operations at three additional facilities. All of these facilities are described below. Each facility is owned by the Company and considered suitable and adequate for its present use. The Company currently maintains a small sales and engineering office in Norwell, Massachusetts in a leased facility. The Company also owns a facility in Jefferson, Iowa, that was formerly used in the fastener segment.
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

ITEM 3 — Legal Proceedings
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
ITEM 4 — Submission of Matters to a Vote of Security Holders
     No matter was submitted to a vote of the Company’s shareholders during the fourth quarter of 2008.

Executive Officers of the Registrant
     The names, ages and positions of all executive officers of the Company, as of March 14, 2009, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	73	Chairman, Chief Executive Officer	28

Michael J. Bourg	46	President, Chief Operating Officer and Treasurer	10

Kimberly A. Kirhofer	50	Secretary	18
–	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

–	Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. He was Corporate Controller from December 1998 to November 2005. He became Vice President — Finance in November 2005 and was named Executive Vice President in February 2006. He has been a director of the Company since May 2006.

–	Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.

PART II
ITEM 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on the American Stock Exchange (trading privileges only, not registered). As of February 20, 2009 there were approximately 230 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2008 Annual Report is incorporated herein by reference. The 2008 Annual Report is filed as an exhibit to this report. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends,” for additional information about the Company’s dividend policy.
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
ITEM 6 — Selected Financial Data
     As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we have elected scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 6.
ITEM 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to two major customers, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
RESULTS OF OPERATIONS
     Results for 2008 were negatively impacted by the unprecedented economic conditions that thrust the U.S. economy into a recession during the year. The impact of the mortgage crisis, that was a serious concern at the end of 2007, quickly spread in 2008 and left very few markets we serve unaffected. The automotive market, upon which we rely for the majority of our revenue, was particularly hard hit as spending by consumers for high-dollar items was curtailed. The result on our operations was a decline in sales of $9,257,333, or 24.5 percent, and a net loss of $825,482, or $.85 per share, for the year.
2008 Compared to 2007
     Weak economic conditions in 2008 had a dramatic impact on revenues in both the fastener and assembly equipment segments. Fastener segment revenues amounted to $24,679,510 during the year, compared to $33,083,907 in 2007. This decline was largely a result of the drop in domestic automotive production which slowed significantly as economic conditions worsened in 2008 and consumer credit became more difficult to obtain. Market conditions grew progressively worse as the year wore on, resulting in a fourth quarter sales decline for the fastener segment of $3,008,450, or 39.6 percent. Additionally, unlike 2007, when sales to certain markets partially offset declines in sales to automotive customers, virtually all markets we serve suffered declines in 2008, resulting in a fastener segment sales decline of 25.4 percent, compared to a 3.9 percent decline in 2007. While we made reductions to operations in an attempt to bring expenses in line with revenues, we were limited in our ability to offset significant increases in raw materials prices, which rose as the year progressed before declining late in the year due to falling demand. Additionally, higher natural gas prices led to an increase in fuel expense of $48,000 despite reduced consumption. In response to the decline in customer demand, fastener segment overhead costs were reduced by $2,344,000 in 2008 compared with 2007. Reductions in labor costs amounted to $1,123,000, as headcount was reduced and work schedules were modified based on demand. Tooling expense, which was actually higher through the first nine months of the year than in 2007, was sharply reduced in the fourth quarter for a year to date savings of $265,000. Additional savings of $252,000 and $177,000 were realized related to supplies and contract labor, respectively. The transfer of fastener production activities from Jefferson, Iowa to Tyrone, Pennsylvania that was completed in 2007 resulted in expense reductions in 2008 totaling $134,000, due to the elimination of certain costs. Although the above mentioned savings were significant, the decline in sales was too severe to be offset by cost controls, resulting in a decline in fastener segment gross margin to $2,585,306, compared to $5,726,541 reported in 2007.
     Assembly equipment segment revenues were $3,839,421 in 2008, a decline of $852,936, or 18.2 percent, compared to the $4,692,357 recorded in 2007. Demand for our products in this segment continues to be weak and followed the contraction in domestic manufacturing activity during 2008. Accordingly, we have taken steps to reduce and control expenses, including reductions in both staffing levels and work schedules. The cumulative effect of these actions did not fully offset the effects of reduced volume and, as a result, the assembly equipment gross margin declined to $1,101,401, from $1,508,146 last year.
     Selling and administrative expenses for 2008 were $5,185,787, a decline of $431,237, or 7.7 percent, compared with 2007. Sales commissions declined $193,000 due to the lower sales level in 2008. Salaries and related benefits account for approximately $111,000 of the net decline due to reductions in bonuses and headcount. Profit sharing expense declined $91,000 as a result of lower profits in the current year. The only significant increase in this category of expenses relates to bad debt expense, which increased by $66,000 due to certain write-offs and an increase in reserve. The balance of the net reduction is made up of a variety of smaller expense items, such as office supplies and sales promotions.
DIVIDENDS
     In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends of $.18 per share during 2008. In addition, an extra dividend of $.15 per share was paid during the second quarter, bringing the total distribution for the year to $.87 per share. On February 16, 2009, your Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2009 to shareholders of record on March 5, 2009. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 75 years.
PROPERTY, PLANT AND EQUIPMENT
     Capital expenditures during 2008 totaled $373,183, of which $358,148 was invested in equipment for our fastener operations. Electrical system upgrades account for $103,000 of the additions. Inspection equipment comprises $72,000 of the total, while vehicle purchases account for an additional $86,000. The remaining $97,000 of fastener segment additions related to miscellaneous items, including conveyors and waste treatment equipment. Assembly equipment segment additions totaled $15,035, for a new vertical mill.
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
     Depreciation expense amounted to $1,075,796 in 2008 and $1,136,806 in 2007.
LIQUIDITY AND CAPITAL RESOURCES
     Working capital at December 31, 2008 was $15.4 million, a reduction of approximately $1.1 million from the beginning of the year. The primary factor in the decline is a $2.0 million reduction in accounts receivable since the beginning of the year, due to the lower sales in the fourth quarter of 2008 compared to the fourth quarter of 2007. Partially offsetting this amount is a reduction in accounts payable of $.6 million as purchasing activity has been scaled back due to the reduced level of customer demand. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to more than $7.5 million at the end of 2008, increasing slightly from the prior year-end. The Company’s investing activities in 2008 primarily consisted of capital expenditures of $.4 million offset by the net maturity of certificates of deposit of $.9 million. The only financing activity during 2008 was the payment of $.8 million in dividends. The Company has a $1.0 million line of credit, which expires May 31, 2009. This line of credit remains unused.
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
NEW ACCOUNTING STANDARDS
     The Company’s financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards. A summary of recent accounting pronouncements can be found in Note 1 of the financial statements.
OUTLOOK FOR 2009
     As we begin 2009, demand from our automotive customers is likely to be weak due to announced production cuts, as excess vehicle inventories are reduced. Although the higher fuel and raw material prices that negatively impacted operations during 2008 have abated somewhat, this was primarily due to reduced demand as consumers deal with the continued decline in real estate values, tight credit markets and rising unemployment. These factors are likely to continue to be a concern in all the markets we serve.
     The assembly equipment segment continues to follow the trend of overall manufacturing activity in the U.S. and is likely to be constrained as current forecasts call for further contraction in the economy. We will continue to concentrate on cost controls while pursuing profitable opportunities in this segment.
     The outlook for 2009 is more challenging than a year ago as most worst-case predictions for the economy seem to have been realized, resulting in economic conditions that are unparalleled in recent history. With little expectation of meaningful recovery until late in the year, if not next year, we expect customers will continue to demand higher quality and lower prices as they cope with these difficult operating conditions. Our ability to increase revenues will be a key factor in our efforts to return to profitability. We will continue our efforts to increase our sales revenues in all markets by emphasizing value over price and will focus on more complex products for which our expertise, service and unsurpassed quality are important factors in our customers’ purchasing decisions.
     Notwithstanding the difficulties we face, we believe that our sound financial condition and the valuable contributions of our workforce will help us face the challenges ahead. We recognize that there are few among our employees, customers and shareholders that have not felt the impact of the current adverse economic conditions and we remain appreciative of their continued loyalty and support.
ITEM 7A Quantitative and Qualitative Disclosures About Market Risk
     As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.
ITEM 8 — Financial Statements and Supplementary Data
     See the sections entitled “Consolidated Financial Statements” and “Financial Statement Schedule” which appear on pages 17 through 20 of this report.
ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.

ITEM 9A — Controls and Procedures
     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Management’s Report On Internal Control Over Financial Reporting.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting is effective as of December 31, 2008.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
     The information in the Company’s 2009 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2009 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2009 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”
     The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.
ITEM 11 — Executive Compensation
     The information set forth in the Company’s 2009 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.
     The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr., George P. Lynch and John R. Madden.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth in the Company’s 2009 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.
     The Company does not have any equity compensation plans or arrangements.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
     The information set forth the Company’s 2009 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees — Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.
Item 14 — Principal Accountant Fees and Services
     The information set forth in the Company’s 2009 Proxy Statement in (i) “Independent Registered Public Accounting Firm — Fee Table” and (ii) the last paragraph under “Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
     (a) The following documents are filed as a part of this report:
1.	Financial Statements:

See the section entitled “Consolidated Financial Statements” which appears on page 17 of this report.

2.	Financial statement schedule and supplementary information required to be submitted:

See the section entitled “Financial Statement Schedule” which appears on pages 18 through 20 of this report.

3.	Exhibits:

See the section entitled “Exhibits” which appears on page 21 of this report.

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
Michael J. Bourg
President and Chief Operating Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey	Chairman of the Board of Directors,

John A. Morrissey	Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee March 20, 2009

/s/ Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Member of the Executive Committee and Director March 20, 2009

/s/ Edward L. Chott	Director, Member of

Edward L. Chott	the Audit Committee March 20, 2009

/s/ Kent H. Cooney	Director, Member of

Kent H. Cooney	the Audit Committee March 20, 2009

/s/ William T. Divane, Jr.	Director, Member of

William T. Divane	the Audit Committee March 20, 2009

/s/ George P. Lynch	Director

George P. Lynch	March 20, 2009

/s/ John R. Madden	Director, Member of the Executive

John R. Madden	Committee and the Audit Committee March 20, 2009

/s/ Walter W. Morrissey	Director, Member of the Executive

Walter W. Morrissey	Committee March 20, 2009

CHICAGO RIVET & MACHINE CO.
CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated financial statements, together with the notes thereto and the report thereon of Grant Thornton LLP dated March 19, 2009, appearing on pages 4 to 11 of the accompanying 2008 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2008 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.
Consolidated Financial Statements from 2008 Annual Report (Exhibit 13 hereto):
Consolidated Balance Sheets (page 4 of 2008 Annual Report)
Consolidated Statements of Operations (page 5 of 2008 Annual Report)
Consolidated Statements of Retained Earnings (page 5 of 2008 Annual Report)
Consolidated Statements of Cash Flows (page 6 of 2008 Annual Report)
Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2008 Annual Report)
Report of Independent Registered Public Accounting Firm (page 11 of 2008 Annual Report)

FINANCIAL STATEMENT SCHEDULE
2008 and 2007
     The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2008 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Page
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)	19

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	20

Chicago Rivet & Machine Co.
Schedule II – Valuation and Qualifying Accounts
For the Years Ended December 31, 2008 and 2007

	Balance at	Additions		Balance at
	Beginning	Charged to		End
Classification	of Year	Expenses	Deductions (1)	of Year
2008
Allowance for doubtful accounts, returns and allowances	$95,000	$58,715	$(11,285)	$165,000

Inventory valuation allowance	$475,000	$385,166	$280,166	$580,000

2007
Allowance for doubtful accounts, returns and allowances	$150,000	$(7,242)	$47,758	$95,000

Inventory valuation allowance	$456,000	$334,246	$315,246	$475,000

(1)	Accounts receivable written off are net of recoveries.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors
of Chicago Rivet & Machine Co.
     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Chicago Rivet & Machine Co. and subsidiary referred to in our report dated March 19, 2009, which is included in the 2008 Annual Report to Shareholders. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Grant Thornton LLP
Chicago, Illinois
March 19, 2009

     CHICAGO RIVET & MACHINE CO.
EXHIBITS
INDEX TO EXHIBITS

Exhibit
Number		Page
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through March 24, 2008.	22 – 46

4.1	Rights Agreement, dated November 22, 1999, between the Company and First Chicago Trust Company of New York as Rights Agent. Incorporated by reference to the Company’s report on Form 10-K, dated March 29, 2000. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2008.	47 – 62

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.	63

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	64

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	65

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	67

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.