Form 10-Q
period 2009-03-31
CHICAGO RIVET & MACHINE CO
filed 2009-05-11
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 000-01227
Chicago Rivet & Machine Co.
(Exact Name of Registrant as Specified in Its Charter)

Illinois	36-0904920
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

901 Frontenac Road, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (630) 357-8500
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐.
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2009, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)

Condensed Consolidated Balance Sheets at March 31, 2009 and December 31, 2008	2-3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Retained Earnings for the Three Months Ended March 31, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6

Notes to the Condensed Consolidated Financial Statements	7-8

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

Controls and Procedures	11

PART II. OTHER INFORMATION	12-18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

     PART I. FINANCIAL INFORMATION (Unaudited)
     Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$640,859	$1,553,226
Certificates of deposit	6,992,000	5,997,000
Accounts receivable, net of allowance of $164,000 and $165,000, respectively	3,044,673	3,315,748
Inventories	4,479,920	5,048,632
Deferred income taxes	508,191	504,191
Prepaid income taxes	482,696	355,788
Other current assets	298,350	234,412

Total current assets	16,446,689	17,008,997

Property, Plant and Equipment:
Land and improvements	1,029,035	1,029,035
Buildings and improvements	6,391,952	6,391,952
Production equipment, leased machines and other	28,230,807	28,163,590

	35,651,794	35,584,577
Less accumulated depreciation	27,431,876	27,184,604

Net property, plant and equipment	8,219,918	8,399,973

Total assets	$24,666,607	$25,408,970

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$838,652	$509,657
Accrued wages and salaries	672,522	456,687
Accrued profit sharing plan contribution	25,000	110,000
Other accrued expenses	191,314	558,743

Total current liabilities	1,727,488	1,635,087

Deferred income taxes	828,275	865,275

Total liabilities	2,555,763	2,500,362

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	24,447,712	25,245,476
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	22,110,844	22,908,608

Total liabilities and shareholders’ equity	$24,666,607	$25,408,970

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Net sales	$4,759,290	$8,414,326
Cost of goods sold	4,486,679	7,102,362

Gross profit	272,611	1,311,964
Selling and administrative expenses	1,280,076	1,347,823

Operating loss	(1,007,465)	(35,859)

Other income and expenses:
Interest income	50,004	75,922
Other income	3,600	3,600

Income (loss) before income taxes	(953,861)	43,663
Provision for income taxes	(330,000)	16,000

Net income (loss)	$(623,861)	$27,663

Average common shares outstanding	966,132	966,132

Per share data:
Net income (loss) per share	$(0.65)	$0.03

Cash dividends declared per share	$0.18	$0.33

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Retained earnings at beginning of period	$25,245,476	$26,911,493

Net income (loss) for the three months ended	(623,861)	27,663

Cash dividends declared in the period; $.18 per share in 2009 and $.33 per share in 2008	(173,903)	(318,823)

Retained earnings at end of period	$24,447,712	$26,620,333

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(623,861)	$27,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	250,147	266,613
Deferred income taxes	(41,000)	(43,000)
Changes in operating assets and liabilities:
Accounts receivable, net	271,075	(33,401)
Inventories	568,712	(509,096)
Other current assets	(190,846)	204,803
Accounts payable	323,680	343,290
Accrued wages and salaries	215,835	103,025
Accrued profit sharing plan contribution	(85,000)	(186,000)
Other accrued expenses	(367,429)	(95,947)

Net cash provided by operating activities	321,313	77,950

Cash flows from investing activities:
Capital expenditures	(64,777)	(114,740)
Proceeds from certificates of deposit	1,599,000	4,600,000
Purchases of certificates of deposit	(2,594,000)	(3,400,000)

Net cash (used in) provided by investing activities	(1,059,777)	1,085,260

Cash flows from financing activities:
Cash dividends paid	(173,903)	(173,903)

Net cash used in financing activities	(173,903)	(173,903)

Net (decrease) increase in cash and cash equivalents	(912,367)	989,307
Cash and cash equivalents at beginning of period	1,553,226	665,072

Cash and cash equivalents at end of period	$640,859	$1,654,379

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$5,315	$16,639
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 (unaudited) and December 31, 2008 (audited) and the results of operations and changes in cash flows for the indicated periods.
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
2. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year.
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
5. The Company’s federal income tax returns for the 2006, 2007 and 2008 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2006, 2007 and 2008 federal income tax returns will expire on September 15, 2010, 2011 and 2012, respectively.
The Company’s state income tax returns for the 2006 through 2008 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2012. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2009	December 31, 2008
Raw material	$1,348,050	$1,600,001
Work-in-process	1,573,084	1,628,664
Finished goods	2,117,786	2,399,967

	5,038,920	5,628,632
Valuation reserves	(559,000)	(580,000)

	$4,479,920	$5,048,632

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended March 31, 2009:
Net sales and lease revenue	$3,629,430	$1,129,860		$4,759,290

Depreciation	214,303	16,458	19,386	250,147

Segment profit (loss)	(617,979)	145,179		(472,800)

Selling and administrative expenses			(531,065)	(531,065)
Interest income			50,004	50,004

Loss before income taxes				(953,861)

Capital expenditures	70,092			70,092

Segment assets:
Accounts receivable, net	2,810,747	233,926		3,044,673
Inventories	3,271,621	1,208,299		4,479,920
Property, plant and equipment, net	6,429,946	1,045,964	744,008	8,219,918
Other assets			8,922,096	8,922,096

				24,666,607

Three Months Ended March 31, 2008:
Net sales and lease revenue	$7,326,127	$1,088,199		$8,414,326

Depreciation	226,650	18,522	21,441	266,613

Segment profit	326,878	202,105		528,983

Selling and administrative expenses			(561,242)	(561,242)
Interest income			75,922	75,922

Income before income taxes				43,663

Capital expenditures	131,379			131,379

Segment assets:
Accounts receivable, net	4,942,192	420,622		5,362,814
Inventories	4,017,096	1,467,833		5,484,929
Property, plant and equipment, net	7,037,168	1,107,778	826,757	8,971,703
Other assets			8,090,334	8,090,334

				27,909,780

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Revenues for the first quarter of 2009 were $4,759,290, a decline of $3,655,036, or 43%, compared to the first quarter of last year. The dramatic reduction in automotive production, upon which we rely for the majority of our revenue, and the effects of the current recession on all the markets we serve, were the primary causes of the reduced sales activity. We have made significant reductions in our expenditures since last year in an attempt to bring expenses in line with customer demand, but the continued weak demand resulted in a net loss of $623,861, or $0.65 per share, in the first quarter of 2009 compared to net income of $27,663, or $0.03 per share, in 2008.
     Fastener segment revenues declined $3,696,697, or 51%, from $7,326,127 in the first quarter of 2008 to $3,629,430 in 2009. The percentage decline is similar to the drop in North American car and truck production which was at its lowest level of any quarter in 18 years. In response to the reduced demand, we have taken steps to reduce expenses where practicable, including reductions in staffing and work schedules. The elimination of contract labor resulted in $87,000 in savings while an aggressive competitive bid process for various supplies contributed to a $531,000 reduction in such expenses. Even though we reduced all major categories of manufacturing costs, these savings did not fully offset the decline in sales volume, resulting in a $982,000 reduction in fastener segment gross margin.
     Assembly equipment segment revenues increased $41,661, or 4%, from $1,088,199 in the first quarter of 2008 to $1,129,860 in 2009. The increase was due to the shipment of certain large machine orders during the current year quarter which offset declines in sales of tools and machine parts. Segment margins were $57,000 lower in the first quarter of 2009 compared to 2008 primarily due to higher material costs.
     Selling and administrative expenses during the first quarter of 2009 were $68,000 lower than the first quarter of 2008. Commissions account for approximately $52,000 of the decline due to the lower sales activity in the current year quarter. The remaining net reduction is related to various items including reduced expenditures for office supplies and maintenance.
     Working capital amounted to $14.7 million at the end of the first quarter, a decline of $.7 million from the beginning of the year. During the quarter, inventories were reduced by $.6 million as raw material prices retreated from the high levels reached during the second half of 2008 and quantities were reduced. Accounts receivable declined $.3 million during the first quarter primarily due to lower sales during the first three months of the current year compared to the fourth quarter of 2008. Although accounts payable and accrued salaries and wages increased by a combined $.5 million since the beginning of the year, reflecting normal yearly patterns, a reduction in customer deposits and other accrued expenses of $.4 million offset most of that amount. The net result of these changes and other cash flow items on cash and certificates of deposit was an increase of $.1 million, to $7.6 million, as of March 31, 2009. The Company has a $1.0 million line of credit, which expires May 31, 2009. This line of credit remains unused. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.
     The current economic crisis continues to be the most significant factor affecting our operations. The decline in revenues and the resultant loss in the first quarter of 2009 were primarily due to weak demand in our primary markets. As the largest market for the products we manufacture, the automotive industry greatly impacts our results. The industry is currently faced with many challenges, including excess inventories, that are likely to keep near-term demand restrained. However, even in these challenging times, we believe our sound financial condition leaves us well positioned to take advantage of new opportunities. We will continue to make adjustments to our activities where necessary, without sacrificing quality, in response to changing customer demand and will continue our cost control efforts while pursuing opportunities to improve results.
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

Date: May 11, 2009

/s/ John A. Morrissey John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2009

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