Form 10-Q
period 2009-06-30
CHICAGO RIVET & MACHINE CO
filed 2009-08-11
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2009, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	2-3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Retained Earnings for the Six Months Ended June 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	6

Notes to the Condensed Consolidated Financial Statements	7-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Controls and Procedures	12

PART II. OTHER INFORMATION	13-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$823,426	$1,553,226
Certificates of deposit	6,739,000	5,997,000
Accounts receivable, net of allowance of $150,000 and $165,000, respectively	2,916,648	3,315,748
Inventories	4,086,896	5,048,632
Deferred income taxes	458,191	504,191
Prepaid income taxes	836,726	355,788
Other current assets	207,486	234,412

Total current assets	16,068,373	17,008,997

Property, Plant and Equipment:
Land and improvements	1,029,035	1,029,035
Buildings and improvements	6,391,952	6,391,952
Production equipment and other	28,232,381	28,163,590

	35,653,368	35,584,577
Less accumulated depreciation	27,648,179	27,184,604

Net property, plant and equipment	8,005,189	8,399,973

Total assets	$24,073,562	$25,408,970

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$762,599	$509,657
Accrued wages and salaries	563,736	456,687
Other accrued expenses	322,398	292,418
Unearned revenue and customer deposits	53,780	376,325

Total current liabilities	1,702,513	1,635,087

Deferred income taxes	796,275	865,275

Total liabilities	2,498,788	2,500,362

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares
authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares
authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	23,911,642	25,245,476
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	21,574,774	22,908,608

Total liabilities and shareholders’ equity	$24,073,562	$25,408,970

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$4,679,823	$8,047,012	$9,439,113	$16,461,338
Cost of goods sold	4,143,455	6,813,916	8,630,134	13,914,995

Gross profit	536,368	1,233,096	808,979	2,546,343
Selling and administrative expenses	1,234,910	1,323,611	2,514,985	2,672,717

Operating profit (loss)	(698,542)	(90,515)	(1,706,006)	(126,374)

Other income and expenses:
Interest income	25,802	53,925	75,806	129,847
Other income	4,282	4,178	7,882	7,778

Income (loss) before income taxes	(668,458)	(32,412)	(1,622,318)	11,251
Provision (benefit) for income taxes	(229,000)	(13,000)	(559,000)	3,000

Net income (loss)	$(439,458)	$(19,412)	$(1,063,318)	$8,251

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income (loss) per share	$(0.45)	$(0.02)	$(1.10)	$0.01

Cash dividends declared per share	$0.10	$0.18	$0.28	$0.51

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Retained earnings at beginning of period	$25,245,476	$26,911,493

Net income (loss) for the six months ended	(1,063,318)	8,251

Cash dividends declared in the period; $.28 per share in 2009 and $.51 per share in 2008	(270,516)	(492,727)

Retained earnings at end of period	$23,911,642	$26,427,017

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,063,318)	$8,251
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	503,661	534,546
Net (gain) loss on disposal of equipment	(1,089)	3,951
Deferred income taxes	(23,000)	(75,000)
Changes in operating assets and liabilities:
Accounts receivable, net	399,100	253,384
Inventories	961,736	(513,780)
Other current assets	(454,012)	287,226
Accounts payable	252,942	188,759
Accrued wages and salaries	107,049	58,782
Other accrued expenses	29,980	(193,085)
Unearned revenue and customer deposits	(322,545)	(58,629)

Net cash provided by operating activities	390,504	494,405

Cash flows from investing activities:
Capital expenditures	(117,464)	(157,599)
Proceeds from the sale of equipment	9,676	400
Proceeds from certificates of deposit	5,597,000	9,950,000
Purchases of certificates of deposit	(6,339,000)	(7,400,000)

Net cash (used in) provided by investing activities	(849,788)	2,392,801

Cash flows from financing activities:
Cash dividends paid	(270,516)	(492,727)

Net cash used in financing activities	(270,516)	(492,727)

Net (decrease) increase in cash and cash equivalents	(729,800)	2,394,479
Cash and cash equivalents at beginning of period	1,553,226	665,072

Cash and cash equivalents at end of period	$823,426	$3,059,551

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$26,800
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 (unaudited) and December 31, 2008 (audited) and the results of operations and changes in cash flows for the indicated periods.
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
2. The results of operations for the three and six-month period ending June 30, 2009 are not necessarily indicative of the results to be expected for the year.
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
5. The Company’s federal income tax returns for the 2006 and 2007 are currently under examination by the Internal Revenue Service (“IRS”). The 2008 return is also subject to examination. While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2006, 2007 and 2008 federal income tax returns will expire on September 15, 2010, 2011 and 2012, respectively.
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
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2009	December 31, 2008
Raw material	$1,335,643	$1,600,001
Work-in-process	1,511,327	1,628,664
Finished goods	1,817,926	2,399,967

	4,664,896	5,628,632
Valuation reserves	(578,000)	(580,000)

	$4,086,896	$5,048,632

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended June 30, 2009:
Net sales	$4,105,171	$574,652		$4,679,823

Depreciation	217,670	16,458	19,386	253,514

Segment profit (loss)	(195,673)	116		(195,557)
Selling and administrative expenses			(498,703)	(498,703)
Interest income			25,802	25,802

Loss before income taxes				(668,458)

Capital expenditures	47,372			47,372

Segment assets:
Accounts receivable, net	2,652,912	263,736		2,916,648
Inventories	2,954,378	1,132,518		4,086,896
Property, plant and equipment, net	6,259,648	1,029,506	716,035	8,005,189
Other assets			9,064,829	9,064,829

				24,073,562

Three Months Ended June 30, 2008:
Net sales	$7,039,556	$1,007,456		$8,047,012

Depreciation	227,970	18,522	21,441	267,933

Segment profit	269,516	171,612		441,128
Selling and administrative expenses			(527,465)	(527,465)
Interest income			53,925	53,925

Loss before income taxes				(32,412)

Capital expenditures	53,020			53,020

Segment assets:
Accounts receivable, net	4,556,884	519,145		5,076,029
Inventories	4,102,430	1,387,183		5,489,613
Property, plant and equipment, net	6,861,157	1,084,905	806,377	8,752,439
Other assets			8,063,083	8,063,083

				27,381,164

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Six Months Ended June 30, 2009:
Net sales	$7,734,601	$1,704,512		$9,439,113

Depreciation	431,973	32,916	38,772	503,661

Segment profit (loss)	(813,651)	145,295		(668,356)
Selling and administrative expenses			(1,029,768)	(1,029,768)
Interest income			75,806	75,806

Loss before income taxes				(1,622,318)

Capital expenditures	117,464			117,464

Six Months Ended June 30, 2008:
Net sales	$14,365,683	$2,095,655		$16,461,338

Depreciation	454,620	37,044	42,882	534,546

Segment profit	596,394	373,717		970,111
Selling and administrative expenses			(1,088,707)	(1,088,707)
Interest income			129,847	129,847

Income before income taxes				11,251

Capital expenditures	184,399			184,399

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Results for the second quarter of 2009, as well as those of the current year to date, continued to be negatively impacted by weak economic conditions and the dramatic reduction in domestic vehicle sales compared to a year earlier. Net sales for the second quarter this year totaled $4,679,823, a decline of $3,367,189, or 41.8%, compared to the year earlier quarter. As of June 30, 2009, year to date sales totaled $9,439,113, bringing the current year sales decline to $7,022,225, or 42.7%. Although we continued our progress in reducing expenses during the quarter, cost reductions were not sufficient to offset the effects of the decline in sales. The result was a net loss of $439,458, or $0.45 per share, in the second quarter of 2009 compared to net loss of $19,412, or $0.02 per share, in the second quarter of 2008. For the first half of the year, the net loss was $1,063,318, or $1.10 per share, compared to net income of $8,251, or $0.01 per share, in 2008.
     Fastener segment revenues improved in the second quarter of 2009 to $4,105,171, from $3,629,430 in the first quarter, but trailed revenues in the second quarter of 2008 by $2,934,385, or 41.7%. For the first six months of the year, fastener segment revenues have declined by $6,631,082, or 46.2%, from $14,365,683 to $7,734,601. The decline in sales for the fastener segment is primarily due to the reduction in domestic automotive production, which declined over 50% in the first half of the year. With the majority of our revenue in this segment coming from the automotive sector, we have been particularly vulnerable to the problems in that sector in recent years, which have resulted in two of the former “Big 3” filing for bankruptcy protection earlier this year. During the recent quarter, many automotive companies experienced lengthy production shut-downs in an effort to bring inventories in line with reduced global demand. The current recession has resulted in reduced demand among our non-automotive customers as well. In response to the drop in demand, we have adjusted our operations accordingly. Even though we reduced all major categories of manufacturing costs, these savings did not fully offset the decline in sales volume, resulting in a $514,000 reduction in fastener segment gross margin in the second quarter and a $1,496,000 reduction in the year to date amount, compared to the year earlier periods.
     Revenues within the assembly equipment segment were $574,652 in the second quarter of 2009, a decline of $432,804, or 43%, compared to the second quarter of 2008, when revenues were $1,007,456. This year’s second quarter sales were $555,208 lower than the first quarter, more than offsetting the improvement in fastener segment sales. This decline was due in part to the shipment of certain high dollar orders in the first quarter. Machine sales, which are included in this segment, are particularly sensitive to economic downturns, and we have seen our unit shipments and revenues decline as a result of the current environment. While manufacturing costs were reduced in response to lower demand, these reductions were not sufficient to fully offset the lower revenue, resulting in a $183,000 decline in gross margin, to $113,000, compared to the second quarter of 2008. For the first six months of 2009, revenues in this segment amounted to $1,704,512, a decline of $391,143, or 18.7%, compared to the first six months of 2008. As with second quarter results, the reduction in production related expenses did not keep pace with the decline in revenues on a year to date basis, resulting in a gross margin of approximately $390,000 compared to $632,000 last year.
     Selling and administrative expenses for the second quarter of 2009 were approximately $89,000 lower than during the second quarter of 2008. The second quarter reduction is primarily due to a $57,000 decline in commissions, caused by lower sales activity in the current year quarter, and reduced payroll related expenses of approximately $34,000, due to headcount reductions since the second quarter of last year. On a year to date basis, selling and administrative expenses have declined $158,000 compared to the first six months of 2008. The largest component of the year to date decline is a $110,000 drop in commissions related to lower sales in the current year. The remainder of the net reduction relates to various items, including travel and office supplies, which are lower as a result of cost control efforts.
     Working capital at June 30, 2009 amounted to $14.4 million, a reduction of $1 million from the beginning of the year. Most of the net decline relates to the reduction in inventories, related to lower quantities on hand as well as lower prices for raw materials which had increased dramatically in the second half of 2008. Accounts receivable have declined $.4 million due to the lower sales at the end of the second quarter compared to the end of the year, but this amount is offset by the $.5 million increase in prepaid income taxes created by tax basis losses. Total current liabilities increased slightly during the first half of the year, with the decline in unearned revenue of $.3 million, related to certain large orders that shipped in the first quarter, offset by normal seasonal increases in accounts payable and accrued expenses. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit leaves such total balances relatively unchanged from the beginning of the year at $7.6 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

     The decline in revenues in the second quarter and year to date reflects the depressed levels of production activity in our primary markets, caused by the challenges facing the automotive industry and the distressed economic environment. While there are signs that economic conditions have started to stabilize, we are mindful that few predicted the severity or length of the current crisis and remain cautious in the near-term. Our fastener segment sales in the second quarter were down significantly compared to the year earlier period, but improved compared to the first three months of 2009, offering some optimism as this marked the first quarter-to-quarter increase in two years for this segment. While predicting the timing or strength of any recovery is difficult, we believe our sound financial condition leaves us well positioned to take advantage of opportunities that this environment creates. In response to these difficult market conditions, we will continue our efforts to secure new business while making adjustments to our activities where necessary, without sacrificing the quality that our customers expect.
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

CHICAGO RIVET & MACHINE CO.
Item 4. Controls and Procedures.
     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
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

PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The Company’s Annual Meeting of Stockholders was held on May 12, 2009. The only proposal voted upon was the election of eight directors for a term ending at the Annual Meeting in 2010. The eight persons nominated by the Company’s Board of Directors received the following votes and were elected:

NAME	VOTES FOR	VOTES WITHHELD
Michael J. Bourg	786,818	174,693
Edward L. Chott	746,477	194,960
Kent H. Cooney	746,945	194,612
William T. Divane, Jr.	789,449	173,625
George P. Lynch	746,477	194,960
John R. Madden	747,106	194,513
John A. Morrissey	789,132	173,825
Walter W. Morrissey	789,132	173,825
Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO. (Registrant)
Date: August 11, 2009	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2009	/s/ Michael J. Bourg
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