Form 10-Q
period 2009-09-30
CHICAGO RIVET & MACHINE CO
filed 2009-11-10
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-1227
CHICAGO RIVET & MACHINE CO.
(Exact Name of Registrant as Specified in Its Charter)

Illinois (State or Other Jurisdiction of Incorporation or Organization)	36-0904920 (I.R.S. Employer Identification No.)

901 Frontenac Road, Naperville, Illinois (Address of Principal Executive Offices)	60563 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2009, 966,132 shares of the registrant’s common stock were outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	2-3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008	4

Condensed Consolidated Statements of Retained Earnings for the Nine Months Ended September 30, 2009 and 2008	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	6

Notes to the Condensed Consolidated Financial Statements	7-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Controls and Procedures	12

PART II. OTHER INFORMATION	13-19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$375,174	$1,553,226
Certificates of deposit	6,595,000	5,997,000
Accounts receivable, net of allowance of $150,000 and $165,000, respectively	3,743,940	3,315,748
Inventories	3,933,709	5,048,632
Deferred income taxes	469,191	504,191
Prepaid income taxes	578,099	355,788
Other current assets	301,370	234,412

Total current assets	15,996,483	17,008,997

Property, Plant and Equipment:
Land and improvements	1,029,035	1,029,035
Buildings and improvements	6,396,487	6,391,952
Production equipment and other	28,072,162	28,163,590

	35,497,684	35,584,577
Less accumulated depreciation	27,531,461	27,184,604

Net property, plant and equipment	7,966,223	8,399,973

Total assets	$23,962,706	$25,408,970

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,001,497	$509,657
Accrued wages and salaries	634,307	456,687
Other accrued expenses	267,606	292,418
Unearned revenue and customer deposits	64,675	376,325

Total current liabilities	1,968,085	1,635,087

Deferred income taxes	763,275	865,275

Total liabilities	2,731,360	2,500,362

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	23,568,214	25,245,476
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	21,231,346	22,908,608

Total liabilities and shareholders’ equity	$23,962,706	$25,408,970

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$5,490,147	$6,662,021	$14,929,260	$23,123,359
Cost of goods sold	4,745,979	5,759,070	13,376,113	19,674,065

Gross profit	744,168	902,951	1,553,147	3,449,294
Selling and administrative expenses	1,134,805	1,250,338	3,649,790	3,923,055

Operating loss	(390,637)	(347,387)	(2,096,643)	(473,761)

Other income and expenses:
Interest income	16,223	48,378	92,029	178,225
Other income	3,600	3,600	11,482	11,378

Loss before income taxes	(370,814)	(295,409)	(1,993,132)	(284,158)
Benefit from income taxes	(124,000)	(100,000)	(683,000)	(97,000)

Net Loss	$(246,814)	$(195,409)	$(1,310,132)	$(187,158)

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net loss per share	$(0.26)	$(0.20)	$(1.36)	$(0.19)

Cash dividends declared per share	$0.10	$0.18	$0.38	$0.69

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Retained earnings at beginning of period	$25,245,476	$26,911,493

Net loss for the nine months ended	(1,310,132)	(187,158)

Cash dividends declared in the period; $.38 per share in 2009 and $.69 per share in 2008	(367,130)	(666,631)

Retained earnings at end of period	$23,568,214	$26,057,704

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,310,132)	$(187,158)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	758,213	803,352
Net gain on disposal of equipment	(12,186)	(22,753)
Deferred income taxes	(67,000)	(104,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(428,192)	803,615
Inventories	1,114,923	(599,092)
Other current assets	(289,269)	66,526
Accounts payable	491,840	(93,598)
Accrued wages and salaries	177,620	70,700
Other accrued expenses	(24,812)	(173,339)
Unearned revenue and customer deposits	(311,650)	218,708

Net cash provided by operating activities	99,355	782,961

Cash flows from investing activities:
Capital expenditures	(337,528)	(307,317)
Proceeds from the sale of equipment	25,251	27,104
Proceeds from certificates of deposit	8,091,000	11,180,000
Purchases of certificates of deposit	(8,689,000)	(10,099,000)

Net cash (used in) provided by investing activities	(910,277)	800,787

Cash flows from financing activities:
Cash dividends paid	(367,130)	(666,631)

Net cash used in financing activities	(367,130)	(666,631)

Net (decrease) increase in cash and cash equivalents	(1,178,052)	917,117
Cash and cash equivalents at beginning of period	1,553,226	665,072

Cash and cash equivalents at end of period	$375,174	$1,582,189

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$6,574
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 (unaudited) and December 31, 2008 (audited) and the results of operations and changes in cash flows for the indicated periods.
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
2. The results of operations for the three and nine-month period ending September 30, 2009 are not necessarily indicative of the results to be expected for the year.
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
5. The Company’s federal income tax return for the 2008 tax year is subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. The 2006 and 2007 federal income tax returns were examined by the IRS and no adjustments were made as a result of these examinations.
No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2008 federal income tax return will expire on September 15, 2012.
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
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2009	December 31, 2008

Raw material	$1,306,591	$1,600,001
Work-in-process	1,594,373	1,628,664
Finished goods	1,627,745	2,399,967

	4,528,709	5,628,632
Valuation reserves	(595,000)	(580,000)

	$3,933,709	$5,048,632

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines, parts and tools for such machines and the leasing of automatic rivet setting machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2009:
Net sales	$4,742,053	$748,094	$—	$5,490,147

Depreciation	218,658	16,508	19,386	254,552

Segment profit (loss)	(69,866)	154,043		84,177
Selling and administrative expenses			(471,214)	(471,214)
Interest income			16,223	16,223

Loss before income taxes				(370,814)

Capital expenditures	215,530	4,534	—	220,064

Segment assets:
Accounts receivable, net	3,420,388	323,552		3,743,940
Inventories	2,861,971	1,071,738		3,933,709
Property, plant and equipment, net	6,252,042	1,017,532	696,649	7,966,223
Other assets			8,318,834	8,318,834

				23,962,706

Three Months Ended September 30, 2008:
Net sales	$5,729,633	$932,388	$—	$6,662,021

Depreciation	228,894	18,402	21,510	268,806

Segment profit (loss)	(33,995)	164,928		130,933
Selling and administrative expenses			(474,720)	(474,720)
Interest income			48,378	48,378

Loss before income taxes				(295,409)

Capital expenditures	129,492	—	—	129,492

Segment assets:
Accounts receivable, net	4,036,269	489,529		4,525,798
Inventories	4,185,094	1,389,831		5,574,925
Property, plant and equipment, net	6,761,755	1,066,503	784,867	8,613,125
Other assets			8,277,421	8,277,421

				26,991,269

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2009:
Net sales	$12,476,654	$2,452,606	$—	$14,929,260

Depreciation	650,631	49,424	58,158	758,213

Segment profit (loss)	(883,517)	299,338		(584,179)
Selling and administrative expenses			(1,500,982)	(1,500,982)
Interest income			92,029	92,029

Loss before income taxes				(1,993,132)

Capital expenditures	332,994	4,534	—	337,528

Nine Months Ended September 30, 2008:
Net sales	$20,095,316	$3,028,043	$—	$23,123,359

Depreciation	683,514	55,446	64,392	803,352

Segment profit	562,399	538,645		1,101,044
Selling and administrative expenses			(1,563,427)	(1,563,427)
Interest income			178,225	178,225

Loss before income taxes				(284,158)

Capital expenditures	313,891	—	—	313,891

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Results for the third quarter of 2009 continued to be negatively impacted by reduced domestic manufacturing activity as a result of the ongoing economic recession. Net revenues in the third quarter of 2009 were $5,490,147, a decline of 17.6% compared to 2008, when revenues were $6,662,021. Year to date revenues total $14,929,260, a decline of 35.4% compared to the $23,123,359 recorded for the first three quarters of 2008. Although we have reduced expenses, cost reductions were not sufficient to offset the effects of the decline in sales. The net result was a net loss of $246,814, or $0.26 per share, in the third quarter of 2009 compared to a net loss of $195,409, or $0.20 per share, in 2008 when economic activity began its dramatic decline. The year to date net loss is $1,310,132, or $1.36 per share, compared to a net loss of $187,158, or $.19 per share, in 2008.
     Fastener segment revenues improved in the third quarter of 2009 to $4,742,053, from $4,105,171 in the second quarter, marking the second consecutive quarterly improvement, but trailed revenues in the third quarter of 2008 by $987,580, or 17.2%. On a year to date basis, 2009 fastener segment revenues have declined by $7,618,662, or 37.9%, from $20,095,316 to $12,476,654. With the majority of our revenue in this segment coming from the automotive industry, the problems in that sector in recent years have had a negative impact on our sales. While domestic automotive production improved in the third quarter, there has been an overall 40% decline in the first nine months of the year. Current economic conditions have resulted in reduced demand among our non-automotive customers as well. In response to the drop in demand, we have adjusted our operations. Even though we reduced all major categories of manufacturing costs, these savings did not fully offset the decline in sales volume, resulting in a $113,000 reduction in fastener segment gross margin in the third quarter and a $1,609,000 reduction in the year to date amount, compared to the year earlier periods.
     Assembly equipment segment revenues totaled $748,094 in the third quarter of 2009, and although this is a decline of $184,294, or 19.8%, compared to the third quarter of 2008, when revenues were $932,388, it marks a $173,433 improvement over last quarter. Demand for our products in this segment continues to be weak and the lower level of production activity, brought on by reduced demand, resulted in a $46,000 decline in gross margin compared to the third quarter of 2008. For the first nine months of 2009, revenues in this segment amounted to $2,452,606, a $575,437 decline, or 19%, compared to the first nine months of 2008 when net revenues totaled $3,028,043. Machine sales, which are included in this segment, are particularly sensitive to economic conditions, and we have seen our unit shipments and revenues decline as a result of the current environment. In response to the lower level of sales activity in 2009, we have reduced manufacturing expenses to better match demand. These actions, however, have not fully offset the effects of reduced volume and, as a result, gross margins declined to $630,000 from $917,000 last year.
     Selling and administrative expenses for the third quarter of 2009 were $115,533 lower than during the third quarter of 2008. While lower sales in the quarter compared to last year resulted in a $20,000 reduction in commission expense, cost controls accounted for most of the net savings. Salaries and related benefits were reduced by $54,000 due to a reduction in headcount since the third quarter of last year while outside services, travel, office supplies and maintenance accounted for an additional $29,000 in savings. On a year to date basis, selling and administrative expenses have declined $273,265 compared to the first three quarters of 2008. Lower sales in the current year have resulted in a $130,000 reduction in commissions through three quarters. Cost control efforts have resulted in salaries and related benefits being reduced by $78,000 while various other items make up the net difference including reductions in outside services, travel, office supplies and maintenance.
     Working capital at September 30, 2009 was approximately $14 million, a reduction of $1.3 million from the beginning of the year. Most of the net decline relates to the reduction in inventories, which are $1.1 million lower as a result of lower quantities on hand as well as lower prices for certain raw materials, which had increased dramatically in the second half of 2008. Improved sales late in the third quarter resulted in a $.4 million increase in accounts receivable since the beginning of the year; however, that increase was more than offset by the increase in accounts payable. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a decrease of $.6 million, to $7 million, as of September 30, 2009. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.
     While conditions remain uncertain, we are encouraged by the improvement in sales and bottom line results compared to the first two quarters of this year. The year to date decline in revenues reflects the depressed level of production activity in our primary markets, caused by extraordinary economic conditions. We remain cautious regarding the strength of a general economic recovery given that many of the factors that contributed to the economic crisis are still present. We believe our sound financial condition leaves us well positioned to take advantage of opportunities that this environment creates, and we will continue working to make adjustments necessary to improve our operations.
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

CHICAGO RIVET & MACHINE CO. (Registrant)
Date: November 10, 2009	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2009	/s/ Michael J. Bourg
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