Form 10-K
period 2009-12-31
CHICAGO RIVET & MACHINE CO
filed 2010-03-23
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-01227
CHICAGO RIVET & MACHINE CO.
(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State of incorporation)	(I.R.S. Employer Identification Number)

901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (630) 357-8500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock — $1.00 Par Value	NYSE Amex
(including Preferred Stock Purchase Rights)	(Trading privileges only, not registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2009 was $9,142,221.
As of March 22, 2010, there were 966,132 shares of the Company’s common stock outstanding.
Documents Incorporated By Reference
(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2009 (the “2009 Report”) are incorporated by reference in Parts I and II of this report.
(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.
YEAR ENDING DECEMBER 31, 2009

PART I
ITEM 1 — Business
     Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 10 of the Company’s 2009 Annual Report to Shareholders. The 2009 Annual Report is filed as an exhibit to this report.
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
     The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2009, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to Fisher & Company accounted for approximately 19% and 25% of the Company’s consolidated revenues in 2009 and 2008, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 15% of the Company’s consolidated revenues in both 2009 and 2008.
     The Company’s business has historically been stronger during the first half of the year, although demand was greater in the second half of 2009 due to the improvement in economic conditions in the second half of the year.
     The Company purchases raw material from a number of sources, primarily within the United States. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. Prices for ferrous materials increased dramatically in 2008 before retreating late in the year as much of the world entered into a recession.
     Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.
     The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last two years were not material.
     At December 31, 2009, the Company employed 208 people.

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
     Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by significant overcapacity, fierce competition and significant pension and health care liabilities, and automotive production in the United States has declined between 1999 and 2009. Certain domestic automakers and component suppliers, including several of our customers, are financially distressed, may become financially distressed or have filed for bankruptcy protection. In recent years, our gross margins have been negatively impacted in part due to the declines in domestic automotive production, and we have experienced increased accounts receivable write-offs as a result of bankruptcy filings by some of our customers. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in automobile sales. Continued weakness or any further decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.
We face intense competition.
     We compete with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality, and service are the primary elements of competition. Our competitors include a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. The competitive environment has also changed dramatically over the past several years as our customers, faced with intense international competition and pressure to reduce costs, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs and fewer regulatory burdens. There can be no assurance that we will be able to compete successfully with existing or new competitors. Increased competition could have a material adverse effect on our business, results of operations and financial condition.
We rely on sales to two major customers.
     Our sales to two customers in 2009 and 2008 constituted approximately 34% and 40% of our consolidated revenues, respectively. Sales to Fisher & Company accounted for approximately 19% and 25% of the Company’s consolidated revenues in 2009 and 2008, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 15% of the Company’s consolidated revenues in both 2009 and 2008. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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
     Our common stock is traded on the NYSE Amex (not registered, trading privileges only). The average daily trading volume for our common stock during 2009 was less than 2,000 shares per day, and on some days we have zero volume. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.
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

Executive Officers of the Registrant
     The names, ages and positions of all executive officers of the Company, as of March 15, 2010, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	74	Chairman, Chief Executive Officer	29

Michael J. Bourg	47	President, Chief Operating Officer and Treasurer	11

Kimberly A. Kirhofer	51	Secretary	19
—	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

—	Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. He was Corporate Controller from December 1998 to November 2005. He became Vice President — Finance in November 2005 and was named Executive Vice President in February 2006. He has been a director of the Company since May 2006.

—	Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.

PART II
ITEM 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on the NYSE Amex (trading privileges only, not registered). As of February 20, 2010 there were approximately 220 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2009 Annual Report is incorporated herein by reference. The 2009 Annual Report is filed as an exhibit to this report. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends,” for additional information about the Company’s dividend policy.
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
RESULTS OF OPERATIONS
     Results for 2009 were negatively impacted by the severe economic crisis that existed throughout the year. The combination of a deep recession that began in 2008, high unemployment and tight credit markets caused sharply reduced demand in most of the markets we serve. The automotive market, upon which we rely for the majority of our revenue, was particularly hard hit as North American auto and truck production was 32 percent lower in 2009 than the year before and several high profile bankruptcies further weakened demand. These conditions contributed to the decline in sales of $7,127,928, or 25 percent, and resulted in a net loss of $1,282,751, or $1.33 per share, for the year.
     Although overall results for 2009 were disappointing, we can report that our ongoing efforts to improve efficiencies and reduce costs have resulted in a lower breakeven point for operations. That, combined with an increase in sales of 19.8 percent, compared to the year earlier quarter, contributed to reporting a profit of $.03 per share for the fourth quarter of 2009.
2009 Compared to 2008
     Economic conditions, which were weak at the close of 2008, worsened in early 2009 and had a dramatic impact on revenues in both the fastener and assembly equipment segments. Fastener segment revenues totaled $18,286,342 for the year, compared to $24,679,510 in 2008, a decline of 25.9 percent. This was largely due to the continued drop in domestic automotive production during the year, which reached its lowest level since 1982. During the first half of 2009, automotive production in North America declined over 50 percent compared to the same period of 2008. During that period, our fastener segment sales declined by 46.2 percent. Sales in this segment improved in the second half of the year by $2,817,140, or 36.4 percent, compared to the first six months of 2009 and also improved by 2.3 percent compared to the second half of 2008, when the recession started.
     To offset the decline in demand, fastener segment payroll was reduced by more than 20 percent through reductions in hours worked and headcount. Additional savings were generated by reductions in all significant overhead categories, including tooling, containers, maintenance and supplies. While the drop in demand is partially responsible for these declines, a more rigorous quoting process for obtaining various services and supplies provided additional savings that should continue to provide benefits as demand improves. Although we were successful in our cost control efforts, it wasn’t until demand improved late in the year that those savings became apparent in improved financial results compared to a year earlier. For the whole year period, the decline in sales was too severe to be offset by cost controls, resulting in a decline in fastener segment gross margin to $1,891,870, from $2,585,306 reported in 2008.
     Assembly equipment segment revenues were $3,104,661 in 2009, a decline of $734,760, or 19.1 percent, compared to the $3,839,421 recorded in 2008. Demand for our products in this segment reflected the weakness in domestic manufacturing activity during 2009. Machine sales, which are included in this segment, are particularly sensitive to economic conditions, and we have seen our unit shipments and revenues decline as a result of the current environment. In response to the lower level of sales activity in 2009, we have taken steps to reduce and control expenses to better match customer demand, including reductions in staffing levels. The cumulative effect of these actions did not fully offset the effects of reduced volume and, as a result, the assembly equipment gross margin declined to $788,778 in 2009, from $1,101,401 in 2008.
     Selling and administrative expenses were $4,762,284 in 2009, a decline of $423,503, or 8.2 percent, compared with 2008. Salaries and related benefits were reduced approximately $137,000 due to reduced headcount and benefit changes. Sales commissions declined $114,000 due to the lower sales level in 2009. Fees paid to directors were reduced by $65,000, reflecting a reduction in the number of directors and recognition of the overall results of the Company. Bad debt expense declined by $45,000, partially reversing a prior year increase of $66,000 that was related to write-offs and an increase in reserve in 2008. The balance of the net reduction includes lower expenses for various other items, including outside services, travel, office supplies and maintenance.

DIVIDENDS
     In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. During the second quarter of 2009, the regular quarterly dividend was reduced from $.18 to $.10 per share, due to prevailing economic conditions and uncertainty with respect to the strength and timing of any future economic recovery, especially within the automotive sector upon which we rely for the majority of our revenue. The total distribution for the year was $.48 per share. On February 15, 2010, your Board of Directors declared a regular quarterly dividend of $.10 per share, payable March 19, 2010 to shareholders of record on March 5, 2010. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 76 years.
PROPERTY, PLANT AND EQUIPMENT
     Total capital expenditures in 2009 were $448,177. Fastener segment additions totaled $443,643, which included: $115,000 for cold heading and screw machine equipment, $92,000 for various equipment that expanded our secondary processing capabilities, $63,000 for inspection and other quality related equipment, and the balance for general plant and material handling equipment. The majority of these additions were acquired in the used equipment market as economic conditions created opportunities to expand our capabilities at favorable prices. Assembly equipment segment additions were $4,534, for building improvements.
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
     Depreciation expense amounted to $1,028,610 in 2009 and $1,075,796 in 2008.
LIQUIDITY AND CAPITAL RESOURCES
     Working capital at December 31, 2009 was $14.1 million, a reduction of $1.3 million from the beginning of the year. Due to the dramatic drop in customer demand experienced during most of 2009, inventories were aggressively reduced by $1.3 million. Improved sales in the fourth quarter of 2009 compared to the year earlier period accounts for the $.5 million increase in accounts receivable since the beginning of the year. Offsetting the increase in accounts receivable is a similar increase in accounts payable as purchasing activity increased late in the year to meet improved customer demand. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $7 million at the end of 2009, declining from approximately $7.6 million held at the beginning of the year. The Company’s investing activities in 2009 consisted of capital expenditures of $.4 million and a net investment in certificates of deposit of $.4 million. The only financing activity during 2009 was the payment of $.5 million in dividends.
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
OUTLOOK FOR 2010
     As we begin 2010, the worst of the economic crisis appears to be behind us, but current conditions remain challenging. Credit markets today are functioning very differently compared to two years ago, which has had a dampening effect on demand for equipment and has caused many companies to keep inventory at relatively low levels. While we are pleased to report a return to profitability in the fourth quarter, we remain cautious as the economic recovery struggles to remain on track. Demand from our automotive customers, in particular, is likely to remain restrained while unemployment remains at current levels or until consumer confidence improves.
     We have made significant changes to our operations due to the difficult environment that has existed in the last two years, and we will continue to look for additional improvements while pursuing profitable opportunities. The best opportunity to further improve our bottom line performance rests with our ability to grow revenues. During 2009, we were able to add to our customer base, which along with an improving economy, should aid our top line growth in 2010. As always, we face intense competition in the marketplace and expect customers will continue to demand higher quality and lower prices as their own operations look to recover from recent setbacks. We will continue our efforts to increase sales revenues in all markets we serve by emphasizing value over price and excellent customer service as well as our sound financial condition, which provides our customers with a stable sourcing alternative in uncertain times.
     We gratefully acknowledge our dedicated workforce that has met the challenges of the worst economic disruption since the Great Depression, the loyalty of our customers and the continuing support of our shareholders.
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

ITEM 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A — Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2009.
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
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
     The information in the Company’s 2010 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2010 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2010 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”
     The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.
ITEM 11 — Executive Compensation
     The information set forth in the Company’s 2010 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.
     The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr. and George P. Lynch.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth in the Company’s 2010 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.
     The Company does not have any equity compensation plans or arrangements.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
     The information set forth in the Company’s 2010 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees — Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.
ITEM 14 — Principal Accountant Fees and Services
     The information set forth in the Company’s 2010 Proxy Statement in “Ratification of Selection of Independent Auditor — Audit and Non-Audit Fees” is incorporated herein by reference.

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
Michael J. Bourg
President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey John A. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee March 23, 2010

/s/ Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee March 23, 2010

/s/ Edward L. Chott Edward L. Chott	Director, Member of the Audit Committee March 23, 2010

/s/ Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee March 23, 2010

/s/ William T. Divane, Jr. William T. Divane	Director, Member of the Audit Committee March 23, 2010

/s/ George P. Lynch George P. Lynch	Director March 23, 2010

/s/ Walter W. Morrissey Walter W. Morrissey	Director, Member of the Executive Committee March 23, 2010

CHICAGO RIVET & MACHINE CO.
CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated financial statements, together with the notes thereto and the report thereon of Grant Thornton LLP dated March 23, 2010, appearing on pages 4 to 11 of the accompanying 2009 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2009 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.
Consolidated Financial Statements from 2009 Annual Report (Exhibit 13 hereto):
Consolidated Balance Sheets (page 4 of 2009 Annual Report)
Consolidated Statements of Operations (page 5 of 2009 Annual Report)
Consolidated Statements of Retained Earnings (page 5 of 2009 Annual Report)
Consolidated Statements of Cash Flows (page 6 of 2009 Annual Report)
Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2009 Annual Report)
Report of Independent Registered Public Accounting Firm (page 11 of 2009 Annual Report)

FINANCIAL STATEMENT SCHEDULE
2009 and 2008
     The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2009 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Page
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)	19

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	20

Chicago Rivet & Machine Co.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2009 and 2008

	Balance at	Additions		Balance at
	Beginning	Charged to		End
Classification	of Year	Expenses	Deductions(1)	of Year
2009
Allowance for doubtful accounts, returns and allowances	$165,000	$13,702	$23,702	$155,000

Inventory valuation allowance	$580,000	$316,065	$331,565	$564,500

2008
Allowance for doubtful accounts, returns and allowances	$95,000	$58,715	$(11,285)	$165,000

Inventory valuation allowance	$475,000	$385,166	$280,166	$580,000

(1)	Accounts receivable written off are net of recoveries.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders
of Chicago Rivet & Machine Co.
     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Chicago Rivet & Machine Co. and subsidiary referred to in our report dated March 23, 2010, which is included in the 2009 Annual Report to Shareholders. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Grant Thornton LLP
Chicago, Illinois
March 23, 2010

CHICAGO RIVET & MACHINE CO.
EXHIBITS
INDEX TO EXHIBITS

Exhibit
Number		Page

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through August 17, 2009	22 – 46

4.1
Rights Agreement, dated December 3, 2009, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. Incorporated by reference to the Company’s report on Form 8-K, dated November 16, 2009. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2009.	47 – 62

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.	63

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	64

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	65

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	67

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.