Form 10-Q
period 2010-03-31
CHICAGO RIVET & MACHINE CO
filed 2010-05-07
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-01227
Chicago Rivet & Machine Co.
(Exact Name of Registrant as Specified in Its Charter)

Illinois	36-0904920
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

901 Frontenac Road, Naperville, Illinois	60563
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2010, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)
Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009	2-3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009	4
Condensed Consolidated Statements of Retained Earnings for the Three Months Ended March 31, 2010 and 2009	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	6
Notes to the Condensed Consolidated Financial Statements	7-8
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
Controls and Procedures	11
PART II. OTHER INFORMATION	12-18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$543,350	$569,286
Certificates of deposit	6,180,000	6,430,000
Accounts receivable, net of allowance of $155,000 each	4,234,415	3,813,663
Inventories	4,368,819	3,753,936
Deferred income taxes	434,191	429,191
Prepaid income taxes	519,561	579,105
Other current assets	298,761	245,415

Total current assets	16,579,097	15,820,596

Property, Plant and Equipment:
Land and improvements	1,029,035	1,029,035
Buildings and improvements	6,402,784	6,402,784
Production equipment and other	28,048,131	28,010,475

	35,479,950	35,442,294
Less accumulated depreciation	27,881,549	27,635,819

Net property, plant and equipment	7,598,401	7,806,475

Total assets	$24,177,498	$23,627,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,376,769	$1,022,747
Accrued wages and salaries	646,864	370,428
Other accrued expenses	217,517	235,261
Unearned revenue and customer deposits	142,703	102,246

Total current liabilities	2,383,853	1,730,682

Deferred income taxes	694,275	734,275

Total liabilities	3,078,128	2,464,957

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	23,436,238	23,498,982
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	21,099,370	21,162,114

Total liabilities and shareholders’ equity	$24,177,498	$23,627,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Net sales	$6,761,393	$4,759,290
Cost of goods sold	5,495,530	4,486,679

Gross profit	1,265,863	272,611
Selling and administrative expenses	1,233,835	1,280,076

Operating profit (loss)	32,028	(1,007,465)

Other income and expenses:
Interest income	13,241	50,004
Other income	3,600	3,600

Income (loss) before income taxes	48,869	(953,861)
Provision for income taxes	15,000	(330,000)

Net income (loss)	$33,869	$(623,861)

Average common shares outstanding	966,132	966,132

Per share data:
Net income (loss) per share	$0.04	$(0.65)

Cash dividends declared per share	$0.10	$0.18

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009

Retained earnings at beginning of period	$23,498,982	$25,245,476

Net income (loss)	33,869	(623,861)

Cash dividends declared in the period; $.10 per share in 2010 and $.18 per share in 2009	(96,613)	(173,903)

Retained earnings at end of period	$23,436,238	$24,447,712

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$33,869	$(623,861)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	245,730	250,147
Deferred income taxes	(45,000)	(41,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(420,752)	271,075
Inventories	(614,883)	568,712
Other current assets	6,198	(190,846)
Accounts payable	354,022	323,680
Accrued wages and salaries	276,436	215,835
Other accrued expenses	(17,744)	(140,291)
Unearned revenue and customer deposits	40,457	(312,138)

Net cash (used in) provided by operating activities	(141,667)	321,313

Cash flows from investing activities:
Capital expenditures	(37,656)	(64,777)
Proceeds from certificates of deposit	2,450,000	1,599,000
Purchases of certificates of deposit	(2,200,000)	(2,594,000)

Net cash provided by (used in) investing activities	212,344	(1,059,777)

Cash flows from financing activities:
Cash dividends paid	(96,613)	(173,903)

Net cash used in financing activities	(96,613)	(173,903)

Net decrease in cash and cash equivalents	(25,936)	(912,367)
Cash and cash equivalents at beginning of period	569,286	1,553,226

Cash and cash equivalents at end of period	$543,350	$640,859

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$5,315
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 (unaudited) and December 31, 2009 (audited) and the results of operations and changes in cash flows for the indicated periods.
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
2. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year.
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
5. The Company’s federal income tax returns for the 2008 and 2009 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. The 2006 and 2007 federal income tax returns were examined by the IRS and no adjustments were made as a result of these examinations. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2008 and 2009 federal income tax returns will expire on September 15, 2012 and 2013, respectively.
The Company’s state income tax returns for the 2007 through 2009 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2013. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2010	December 31, 2009
Raw material	$1,475,514	$1,324,614
Work-in-process	1,705,915	1,500,723
Finished goods	1,756,890	1,493,099

	4,938,319	4,318,436
Valuation reserves	(569,500)	(564,500)

	$4,368,819	$3,753,936

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended March 31, 2010:
Net sales	$6,039,861	$721,532		$6,761,393

Depreciation	215,571	14,199	15,960	245,730

Segment profit	416,620	121,442		538,062

Selling and administrative expenses			(502,434)	(502,434)
Interest income			13,241	13,241

Income before income taxes				48,869

Capital expenditures	37,656			37,656

Segment assets:
Accounts receivable, net	3,815,927	418,488		4,234,415
Inventories	3,331,706	1,037,113		4,368,819
Property, plant and equipment, net	5,946,584	986,770	665,047	7,598,401
Other assets			7,975,863	7,975,863

				24,177,498

Three Months Ended March 31, 2009:
Net sales	$3,629,430	$1,129,860		$4,759,290

Depreciation	214,303	16,458	19,386	250,147

Segment profit (loss)	(617,979)	145,179		(472,800)

Selling and administrative expenses			(531,065)	(531,065)
Interest income			50,004	50,004

Loss before income taxes				(953,861)

Capital expenditures	70,092			70,092

Segment assets:
Accounts receivable, net	2,810,747	233,926		3,044,673
Inventories	3,271,621	1,208,299		4,479,920
Property, plant and equipment, net	6,429,946	1,045,964	744,008	8,219,918
Other assets			8,922,096	8,922,096

				24,666,607

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Revenues for the first quarter of 2010 were $6,761,393, an increase of $2,002,103, or 42.1%, compared with the depressed levels of last year’s first quarter, when the impact of the domestic and global recession was most severe. While the increase in sales is significant and reflects the rebound in automotive production from a year ago, as well as improvement in the overall economic environment, current year sales are still approximately 20% below the first quarter of 2008. The increase in revenue combined with previously instituted cost control measures have resulted in a net profit of $33,869, or $.04 per share, compared with a net loss of $623,861, or $0.65 per share, in the first quarter of 2009.
     Fastener segment revenues were $6,039,861 in the first quarter of 2010, an increase of $2,410,431, or 66.4%, from the $3,629,430 reported in the first quarter of 2009. It also marks the fourth consecutive quarter of increased sales for the fastener segment. Sales were aided by an increase in North American car and truck production of more than 60 percent, compared with the year earlier quarter, as well as sales to new customers. In order to meet the improved demand, segment payroll was increased by $498,000 during the quarter. Through better utilization of resources, this increase left overall payroll as a smaller percentage of net sales than a year ago. However, higher state unemployment tax rates resulted in an increase in unemployment taxes of $88,000 during the first quarter. The combination of higher sales, better utilization of resources brought about by improved customer demand, and ongoing efficiency initiatives, contributed to an increase in segment gross margin of approximately $1,059,000.
     Assembly equipment segment revenues declined by $408,328, or 36.1%, from $1,129,860 in the first quarter of 2009 to $721,532 in 2010. The lower net sales was primarily due to a reduction in machines shipped during the current year compared to the year earlier quarter as well as the shipment of certain high value machine orders in the first quarter of 2009. While our quoting activity for machines has been consistent with the first quarter of 2009, more companies seem to be delaying larger expenditures in the wake of the recession. Partially offsetting the decline in machine sales was improved tool sales as domestic manufacturing activity showed improvement in the first quarter of this year compared with last year. As a result of the net decline in sales, segment margins were $66,000 lower in the first quarter of 2010 than in 2009.
     Selling and administrative expenses during the first quarter of 2010 were $46,241 lower than the first quarter of 2009. This reduction is approximately equal to the decline in salaries and benefits that resulted from headcount reductions achieved in the past year. While commissions have increased approximately $23,000 due to the improved sales in the quarter, reductions in various other items offset this increase.
     Working capital amounted to $14.2 million at the end of the first quarter, an increase of $.1 million from the beginning of the year. During the quarter, inventories increased $.6 million as production activity improved and the cost of raw materials has moved higher. Accounts receivable increased by $.4 million during the first quarter primarily due to the greater sales activity during the first quarter of 2010, especially in the final month, compared to the fourth quarter of 2009. Partially offsetting these changes was a combined increase of $.6 million for accounts payable and accrued salaries and wages since the beginning of the year. These balances are consistent with the level of activity during the first quarter. The net result of these changes and other cash flow items on cash and certificates of deposit was a decrease of $.3 million, to $6.7 million, as of March 31, 2010. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.
     The lingering effects of the economic crisis continue to impact our operations. While we have seen a strong recovery in overall sales during the first quarter of 2010, compared to the first quarter of 2009, it should be noted that our results in the first half of 2009 were significantly impacted by the economic crisis. Improved customer demand, combined with the adjustments we have made to our operations, have resulted in consecutive profitable quarters for the first time in two years, in a dramatically different environment than existed a few years earlier. The automotive industry, from which we derive the majority of our revenue, has rebounded strongly compared to last year, but still faces challenges related to overcapacity, a weakened supplier base and an economy that suffers from high unemployment. Amid this background, we will continue to look for opportunities to profitably grow our revenues and improve our bottom line. We also intend to continue to make adjustments to our activities where necessary, in response to conditions in our markets, while maintaining the quality our customers demand.

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

CHICAGO RIVET & MACHINE CO. (Registrant)
Date: May 7, 2010	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2010	/s/ Michael J. Bourg
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