Form 10-Q
period 2010-06-30
CHICAGO RIVET & MACHINE CO
filed 2010-08-06
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2010, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	2-3

Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	4

Condensed Consolidated Statements of Retained Earnings for the Six Months Ended June 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6

Notes to the Condensed Consolidated Financial Statements	7-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Controls and Procedures	12

PART II. OTHER INFORMATION	13-19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$779,163	$569,286
Certificates of deposit	6,226,000	6,430,000
Accounts receivable, net of allowance of $161,000 and $155,000, respectively	4,756,644	3,813,663
Inventories	4,062,543	3,753,936
Deferred income taxes	432,191	429,191
Prepaid income taxes	540,673	579,105
Other current assets	227,999	245,415

Total current assets	17,025,213	15,820,596

Property, Plant and Equipment:
Land and improvements	1,029,035	1,029,035
Buildings and improvements	6,402,784	6,402,784
Production equipment and other	27,985,136	28,010,475

	35,416,955	35,442,294
Less accumulated depreciation	27,951,300	27,635,819

Net property, plant and equipment	7,465,655	7,806,475

Total assets	$24,490,868	$23,627,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,186,414	$1,022,747
Accrued wages and salaries	781,513	370,428
Other accrued expenses	276,461	235,261
Unearned revenue and customer deposits	132,389	102,246

Total current liabilities	2,376,777	1,730,682

Deferred income taxes	691,275	734,275

Total liabilities	3,068,052	2,464,957

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	23,759,684	23,498,982
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	21,422,816	21,162,114

Total liabilities and shareholders’ equity	$24,490,868	$23,627,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$7,938,533	$4,679,823	$14,699,926	$9,439,113
Cost of goods sold	6,028,069	4,143,455	11,523,599	8,630,134

Gross profit	1,910,464	536,368	3,176,327	808,979
Selling and administrative expenses	1,315,701	1,234,910	2,549,536	2,514,985

Operating profit (loss)	594,763	(698,542)	626,791	(1,706,006)

Other income and expenses:
Interest income	13,119	25,802	26,360	75,806
Other income	4,178	4,282	7,778	7,882

Income (loss) before income taxes	612,060	(668,458)	660,929	(1,622,318)
Provision (benefit) for income taxes	192,000	(229,000)	207,000	(559,000)

Net income (loss)	$420,060	$(439,458)	$453,929	$(1,063,318)

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income (loss) per share	$0.43	$(0.45)	$0.47	$(1.10)

Cash dividends declared per share	$0.10	$0.10	$0.20	$0.28

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Retained earnings at beginning of period	$23,498,982	$25,245,476

Net income (loss) for the six months ended	453,929	(1,063,318)

Cash dividends declared in the period; $.20 per share in 2010 and $.28 per share in 2009	(193,227)	(270,516)

Retained earnings at end of period	$23,759,684	$23,911,642

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$453,929	$(1,063,318)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	491,820	503,661
Net gain on disposal of equipment	(6,500)	(1,089)
Deferred income taxes	(46,000)	(23,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(942,981)	399,100
Inventories	(308,607)	961,736
Other current assets	55,848	(454,012)
Accounts payable	163,667	252,942
Accrued wages and salaries	411,085	107,049
Other accrued expenses	41,200	29,980
Unearned revenue and customer deposits	30,143	(322,545)

Net cash provided by operating activities	343,604	390,504

Cash flows from investing activities:
Capital expenditures	(151,000)	(117,464)
Proceeds from the sale of equipment	6,500	9,676
Proceeds from certificates of deposit	4,700,000	5,597,000
Purchases of certificates of deposit	(4,496,000)	(6,339,000)

Net cash provided by (used in) investing activities	59,500	(849,788)

Cash flows from financing activities:
Cash dividends paid	(193,227)	(270,516)

Net cash used in financing activities	(193,227)	(270,516)

Net increase (decrease) in cash and cash equivalents	209,877	(729,800)
Cash and cash equivalents at beginning of period	569,286	1,553,226

Cash and cash equivalents at end of period	$779,163	$823,426

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2010 (unaudited) and December 31, 2009 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
2. The results of operations for the three and six-month period ending June 30, 2010 are not necessarily indicative of the results to be expected for the year.
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
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2010	December 31, 2009
Raw material	$1,407,147	$1,324,614
Work-in-process	1,644,612	1,500,723
Finished goods	1,610,484	1,493,099

	4,662,243	4,318,436
Valuation reserves	(599,700)	(564,500)

	$4,062,543	$3,753,936

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended June 30, 2010:
Net sales	$6,966,882	$971,651		$7,938,533

Depreciation	215,931	14,199	15,960	246,090

Segment profit	846,861	294,754		1,141,615
Selling and administrative expenses			(542,674)	(542,674)
Interest income			13,119	13,119

Income before income taxes				612,060

Capital expenditures	113,344			113,344

Segment assets:
Accounts receivable, net	4,340,252	416,392		4,756,644
Inventories	3,053,643	1,008,900		4,062,543
Property, plant and equipment, net	5,823,374	972,571	669,710	7,465,655
Other assets			8,206,026	8,206,026

				24,490,868

Three Months Ended June 30, 2009:
Net sales	$4,105,171	$574,652		$4,679,823

Depreciation	217,670	16,458	19,386	253,514

Segment profit (loss)	(195,673)	116		(195,557)
Selling and administrative expenses			(498,703)	(498,703)
Interest income			25,802	25,802

Loss before income taxes				(668,458)

Capital expenditures	47,372			47,372

Segment assets:
Accounts receivable, net	2,652,912	263,736		2,916,648
Inventories	2,954,378	1,132,518		4,086,896
Property, plant and equipment, net	6,259,648	1,029,506	716,035	8,005,189
Other assets			9,064,829	9,064,829

				24,073,562

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Six Months Ended June 30, 2010:
Net sales	$13,006,743	$1,693,183		$14,699,926

Depreciation	431,502	28,398	31,920	491,820

Segment profit	1,263,481	416,196		1,679,677
Selling and administrative expenses			(1,045,108)	(1,045,108)
Interest income			26,360	26,360

Income before income taxes				660,929

Capital expenditures	151,000			151,000

Six Months Ended June 30, 2009:
Net sales	$7,734,601	$1,704,512		$9,439,113

Depreciation	431,973	32,916	38,772	503,661

Segment profit (loss)	(813,651)	145,295		(668,356)
Selling and administrative expenses			(1,029,768)	(1,029,768)
Interest income			75,806	75,806

Loss before income taxes				(1,622,318)

Capital expenditures	117,464			117,464

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Results for the second quarter of 2010, as well as those of the current year to date, reflect significant improvement over the same periods in 2009 when business conditions were at their weakest due to the economic crisis. Net sales for the second quarter this year totaled $7,938,533, an increase of $3,258,710, or 69.6%, compared to the year earlier quarter. As of June 30, 2010, year to date sales totaled $14,699,926, an improvement of $5,260,813, or 55.7%, compared to the same period in 2009. The increase in revenue, combined with previously instituted cost control measures, has resulted in a net profit of $420,060, or $.43 per share, in the second quarter of the current year compared with a net loss of $439,458, or $0.45 per share, in the second quarter of 2009. For the first half of 2010, net income was $453,929, or $.47 per share, compared with a net loss of $1,063,318, or $1.10 per share, reported in 2009.
     During the second quarter, the fastener segment continued its rebound from the depressed levels of one year earlier. Fastener segment revenues improved to $6,966,882, from $4,105,171 in the second quarter of 2009, or 69.7%. This marks the fifth consecutive quarterly increase and is 15.3% greater than the first quarter of 2010. For the first six months of the year, fastener segment revenues have increased by $5,272,142, or 68.2%, from $7,734,601 to $13,006,743. With the majority of such revenues derived from the automotive industry, the segment has benefited from a strong rebound in domestic auto and truck production during the current year, as well as new customers and certain high-volume parts added in the last year. As production was expanded to meet the improved demand, segment payroll was increased by $540,000 during the quarter and $1,038,000 for the year to date. Nevertheless, increased production allowed for more optimal utilization of resources, so that while higher on an absolute basis, overall payroll and plant overhead comprised a smaller percentage of net sales than a year ago. The only notable exception is state unemployment taxes that increased by approximately $99,000 during the first half of the year due to higher tax rates. The combination of higher sales, better utilization of resources brought about by improved customer demand, and an ongoing emphasis on efficiency, contributed to an increase in fastener segment gross margin in the second quarter of approximately $1,100,000 and an increase of $2,159,000 in the year to date amount, compared to the year earlier periods.
     Revenues within the assembly equipment segment were $971,651 in the second quarter of 2010, an increase of $396,999, or 69.1%, compared to the second quarter of 2009, when revenues were $574,652. Second quarter sales also improved over the first quarter of 2010 by $250,119, or 34.7%. The increase in sales is primarily due to increased machine shipments, which improved by $217,000 compared to last year, and $197,000 compared to the first quarter of this year. Despite the increase in the second quarter, year to date revenues of $1,693,183 represent a slight decline compared to the $1,704,512 reported in 2009, when the inclusion of certain high-dollar shipments caused a spike in first quarter revenues. While the overall improvement in domestic manufacturing activity has resulted in increased sales of parts and tools compared to 2009, machine sales are particularly sensitive to economic conditions, and the lingering uncertainty regarding the economic recovery has contributed to keeping unit shipments relatively unchanged from a year earlier. With manufacturing costs held near levels comparable to the prior year, the increase in revenue has resulted in a $274,000 improvement in assembly equipment segment gross margin for the second quarter compared to last year. This reverses the net decline in gross margin reported in the first quarter for a year to date improvement of $209,000.
     Selling and administrative expenses increased during the second quarter of 2010 by $80,791, from $1,234,910 to $1,315,701, compared to the year earlier period. The increase for the quarter is primarily due to a $53,000 increase in commission expense related to higher sales in the current year. For the first six months of the year, selling and administrative expenses have increased $34,551, or 1.4%, from $2,514,985 in 2009 to $2,549,536 in 2010. While commissions have increased approximately $75,000 this year compared to the first half of 2009 due to improved sales, reductions in various other items, including $23,000 for insurance, partially offset this increase.
     Working capital at June 30, 2010 amounted to $14.6 million, an increase of approximately $.6 million from the beginning of the year. Most of the net increase relates to a greater accounts receivable balance of $.9 million, primarily related to the increase in sales during the quarter, compared to the fourth quarter of 2009. Inventories have increased by $.3 million, or 8.2%, since the beginning of the year, as quantities on hand are increased for the higher level of activity. Offsetting these changes are increases in accrued payroll of $.4 million and accounts payable of $.2 million that reflect the increased level of operations. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit leaves such total balances relatively unchanged from the beginning of the year at $7 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

     While we have seen a strong recovery in overall sales during the second quarter and first half of 2010 compared to the same periods last year, it should be noted that our results in the first half of 2009 were severely impacted by the worst economic crisis in half a century, which resulted in significantly lower sales. With the economy on firmer footing than a year ago, we have experienced improved customer demand, that combined with the adjustments we have made to our operations, has resulted in a strong rebound in earnings for the quarter and year to date. The automotive industry, in particular, from which we derive the majority of our revenue, has rebounded strongly compared to last year’s activity levels, but still faces challenges related to an economy that suffers from high unemployment and poor consumer confidence. We will continue to look for opportunities to profitably grow our revenues and improve our bottom line. We also intend to continue to make adjustments to our activities where necessary in response to conditions in our markets, while maintaining the quality our customers demand.
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

Date: August 6, 2010

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2010

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