Form 10-Q
period 2010-09-30
CHICAGO RIVET & MACHINE CO
filed 2010-11-05
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2010, 966,132 shares of the registrant’s common stock were outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009	2-3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	4

Condensed Consolidated Statements of Retained Earnings for the Nine Months Ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6

Notes to the Condensed Consolidated Financial Statements	7-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11

Controls and Procedures	12

PART II. OTHER INFORMATION	13-19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,248,833	$569,286
Certificates of deposit	6,221,000	6,430,000
Accounts receivable, net of allowance of $156,000 and $155,000, respectively	4,679,180	3,813,663
Inventories	4,203,826	3,753,936
Deferred income taxes	421,191	429,191
Prepaid income taxes	35,249	579,105
Other current assets	332,471	245,415

Total current assets	17,141,750	15,820,596

Property, Plant and Equipment:
Land and improvements	1,101,709	1,029,035
Buildings and improvements	6,402,784	6,402,784
Production equipment and other	28,012,249	28,010,475

	35,516,742	35,442,294
Less accumulated depreciation	28,085,004	27,635,819

Net property, plant and equipment	7,431,738	7,806,475

Total assets	$24,573,488	$23,627,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,292,944	$1,022,747
Accrued wages and salaries	703,120	370,428
Other accrued expenses	337,691	235,261
Unearned revenue and customer deposits	104,262	102,246

Total current liabilities	2,438,017	1,730,682

Deferred income taxes	703,275	734,275

Total liabilities	3,141,292	2,464,957

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	23,769,064	23,498,982
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	21,432,196	21,162,114

Total liabilities and shareholders’ equity	$24,573,488	$23,627,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$6,950,274	$5,490,147	$21,650,200	$14,929,260
Cost of goods sold	5,672,520	4,745,979	17,196,119	13,376,113

Gross profit	1,277,754	744,168	4,454,081	1,553,147
Selling and administrative expenses	1,139,115	1,134,805	3,688,651	3,649,790

Operating profit (loss)	138,639	(390,637)	765,430	(2,096,643)

Other income and expenses:
Interest income	12,754	16,223	39,114	92,029
Other income	3,600	3,600	11,378	11,482

Income (loss) before income taxes	154,993	(370,814)	815,922	(1,993,132)
Provision (benefit) for income taxes	49,000	(124,000)	256,000	(683,000)

Net income (loss)	$105,993	$(246,814)	$559,922	$(1,310,132)

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income (loss) per share	$0.11	$(0.26)	$0.58	$(1.36)

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.38

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009

Retained earnings at beginning of period	$23,498,982	$25,245,476
Net income (loss) for the nine months ended	559,922	(1,310,132)
Cash dividends declared in the period; $.30 per share in 2010 and $.38 per share in 2009	(289,840)	(367,130)

Retained earnings at end of period	$23,769,064	$23,568,214

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$559,922	$(1,310,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	742,105	758,213
Net gain on disposal of equipment	(6,500)	(12,186)
Deferred income taxes	(23,000)	(67,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(865,517)	(428,192)
Inventories	(449,890)	1,114,923
Other current assets	456,800	(289,269)
Accounts payable	248,151	491,840
Accrued wages and salaries	332,692	177,620
Other accrued expenses	102,430	(24,812)
Unearned revenue and customer deposits	2,016	(311,650)

Net cash provided by operating activities	1,099,209	99,355

Cash flows from investing activities:
Capital expenditures	(345,322)	(337,528)
Proceeds from the sale of equipment	6,500	25,251
Proceeds from certificates of deposit	6,530,000	8,091,000
Purchases of certificates of deposit	(6,321,000)	(8,689,000)

Net cash used in investing activities	(129,822)	(910,277)

Cash flows from financing activities:
Cash dividends paid	(289,840)	(367,130)

Net cash used in financing activities	(289,840)	(367,130)

Net increase (decrease) in cash and cash equivalents	679,547	(1,178,052)
Cash and cash equivalents at beginning of period	569,286	1,553,226

Cash and cash equivalents at end of period	$1,248,833	$375,174

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$22,046	$—
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 (unaudited) and December 31, 2009 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
2. The results of operations for the three and nine-month period ending September 30, 2010 are not necessarily indicative of the results to be expected for the year.
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
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2010	December 31, 2009

Raw material	$1,524,749	$1,324,614
Work-in-process	1,695,595	1,500,723
Finished goods	1,542,982	1,493,099

	4,763,326	4,318,436
Valuation reserves	(559,500)	(564,500)

	$4,203,826	$3,753,936

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2010:
Net sales	$6,073,599	$876,675	$—	$6,950,274

Depreciation	217,364	15,296	17,625	250,285

Segment profit	347,818	222,024		569,842
Selling and administrative expenses			(427,603)	(427,603)
Interest income			12,754	12,754

Income before income taxes				154,993

Capital expenditures	38,197	157,548	20,623	216,368

Segment assets:
Accounts receivable, net	4,304,100	375,080		4,679,180
Inventories	3,298,483	905,343		4,203,826
Property, plant and equipment, net	5,664,830	1,114,823	652,085	7,431,738
Other assets			8,258,744	8,258,744

				24,573,488

Three Months Ended September 30, 2009:
Net sales	$4,742,053	$748,094	$—	$5,490,147

Depreciation	218,658	16,508	19,386	254,552

Segment profit (loss)	(69,866)	154,043		84,177
Selling and administrative expenses			(471,214)	(471,214)
Interest income			16,223	16,223

Loss before income taxes				(370,814)

Capital expenditures	129,492	—	—	129,492

Segment assets:
Accounts receivable, net	4,036,269	489,529		4,525,798
Inventories	4,185,094	1,389,831		5,574,925
Property, plant and equipment, net	6,761,755	1,066,503	784,867	8,613,125
Other assets			8,277,421	8,277,421

				26,991,269

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2010:
Net sales	$19,080,342	$2,569,858	$—	$21,650,200

Depreciation	648,866	43,694	49,545	742,105

Segment profit	1,611,299	638,220		2,249,519
Selling and administrative expenses			(1,472,711)	(1,472,711)
Interest income			39,114	39,114

Income before income taxes				815,922

Capital expenditures	189,197	157,548	20,623	367,368

Nine Months Ended September 30, 2009:
Net sales	$12,476,654	$2,452,606	$—	$14,929,260

Depreciation	650,631	49,424	58,158	758,213

Segment profit (loss)	(883,517)	299,338		(584,179)
Selling and administrative expenses			(1,500,982)	(1,500,982)
Interest income			92,029	92,029

Loss before income taxes				(1,993,132)

Capital expenditures	332,994	4,534	—	337,528

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Results for the third quarter of 2010, as well as those of the current year to date, reflect significant improvement over the same periods in 2009 when business conditions were at their weakest due to the economic crisis. Net sales for the third quarter this year totaled $6,950,274, an increase of $1,460,127, or 26.6%, compared to the year earlier quarter. As of September 30, 2010, year to date sales totaled $21,650,200, an improvement of $6,720,940, or 45%, compared to the same period in 2009. The increase in revenue, combined with previously instituted cost control measures, has resulted in a net profit of $105,993, or $.11 per share, in the third quarter of the current year compared with a net loss of $246,814, or $.26 per share, in the third quarter of 2009. For the first nine months of 2010, net income was $559,922, or $.58 per share, compared with a net loss of $1,310,132, or $1.36 per share, reported in 2009.
     During the third quarter, the fastener segment continued its rebound from the depressed levels of one year earlier. Fastener segment revenues improved to $6,073,599 for the quarter, from $4,742,053 last year, an increase of $1,331,546, or 28.1%. This marks the fourth consecutive quarter to exceed the year earlier quarterly sales figure. For the first three quarters of the year, fastener segment revenues have increased $6,603,688, or 52.9%, from $12,476,654 in 2009 to $19,080,342 in the current year. With the majority of such revenues derived from the automotive industry, the segment has benefited from a rebound in domestic auto and truck production during the current year, as well as new customers and certain high-volume parts added in the last year. As we have increased production to meet the improved demand, segment payroll was increased by $447,000 for the quarter and $1,485,000 for the year to date. Nevertheless, increased production allowed for more optimal utilization of resources, so that while higher on an absolute dollar basis, overall payroll and plant overhead comprised a smaller percentage of net sales than a year ago. The only notable exception is state unemployment taxes that increased by approximately $107,000 during the first three quarters of the year due to higher tax rates. The combination of higher sales, better utilization of resources brought about by improved customer demand, and an ongoing emphasis on efficiency, contributed to an increase in fastener segment gross margin in the third quarter of approximately $468,000 and an increase of $2,627,000 in the year to date amount, compared with the year earlier periods.
     Revenues within the assembly equipment segment were $876,675 in the third quarter of 2010, an increase of $128,581, or 17.2%, compared to the third quarter of 2009, when revenues were $748,094. While this increase is primarily due to greater machine sales, the number of machines shipped in the quarter experienced a decline compared to last year as demand for capital items continues to be constrained. Year to date revenues of $2,569,858 represent a $117,252, or 4.8%, increase compared to the $2,452,606 reported in 2009. While the overall improvement in domestic manufacturing activity has resulted in increased sales of parts and tools compared to 2009, machine sales are particularly sensitive to economic conditions, and the lingering uncertainty regarding the economic recovery has contributed to keeping unit shipments relatively unchanged from a year earlier. With manufacturing costs held near levels at or below the prior year, the increase in revenue has resulted in a $65,000 improvement in assembly equipment segment gross margin for the third quarter and brings the year to date improvement to $274,000.
     Selling and administrative expenses for the third quarter of 2010 were $1,139,115, which was slightly higher than the third quarter of 2009 total of $1,134,805. The change for the quarter is primarily related to a $20,000 increase in commissions, due to higher sales, and an increase in accrued profit sharing of $18,000 related to improved profitability. These items are partially offset by smaller declines during the quarter in various administrative expenses, including payroll, as a result of ongoing cost control efforts. For the first nine months of the year, selling and administrative expenses have increased $38,861, from $3,649,790 in 2009 to $3,688,651 in 2010. Commissions have increased approximately $95,000 for the year compared to the first three quarters of 2009 due to improved sales, while accrued profit sharing has increased by $31,000. Various other items combine to partially offset these increases, resulting in a net increase in selling and administrative expenses for the year of only 1.1%.
     Working capital at September 30, 2010 was $14.7 million, an increase of approximately $.7 million from the beginning of the year. Most of the net increase relates to a greater accounts receivable balance of $.9 million, related to the increase in sales during the third quarter, compared to the fourth quarter of 2009. Inventories have increased by $.4 million, or 12%, since the beginning of the year, as greater quantities on hand are maintained for the higher level of activity in the current year, and raw material prices have increased. Offsetting increases in these current assets is a net decline in prepaid income taxes of $.5 million, primarily related to the receipt of federal income tax refunds for prior year loss carryback claims. Increases in current liabilities are reflective of the current level of operations compared to that as of the end of the prior year and reflect normal operating patterns. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $.5 million increase to $7.5 million as of September 30, 2010.

Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.
     We are encouraged by the strong recovery in sales over the first three quarters of 2010 compared with the same period last year, when our results were negatively impacted by the worst economic crisis in half a century. While the economy has been in a period of very low growth for most of the year, we have experienced improved customer demand that, combined with the adjustments we have made to our operations, has resulted in positive earnings for the quarter and year to date. Overall economic conditions remain relatively weak due to high unemployment and a lack of confidence, however, amid this uncertainty, we will continue to look for opportunities to profitably grow our revenues and improve our bottom line. We believe our sound financial condition leaves us well positioned to take advantage of opportunities that this environment creates, and we will continue working to make adjustments necessary to improve our operations.
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

CHICAGO RIVET & MACHINE CO. (Registrant)
Date: November 5, 2010	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2010	/s/ Michael J. Bourg
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