Form 10-K
period 2010-12-31
CHICAGO RIVET & MACHINE CO
filed 2011-03-28
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2010 was $11,246,464.
As of March 28, 2011, there were 966,132 shares of the Company’s common stock outstanding.
Documents Incorporated By Reference
(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2010 (the “2010 Report”) are incorporated by reference in Parts I and II of this report.
(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.
YEAR ENDING DECEMBER 31, 2010

PART I
ITEM 1 — Business
     Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 9 of the Company’s 2010 Annual Report to Shareholders. The 2010 Annual Report is filed as an exhibit to this report.
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
     The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2010, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to Fisher & Company accounted for approximately 20% and 19% of the Company’s consolidated revenues in 2010 and 2009, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 16% and 15% of the Company’s consolidated revenues in 2010 and 2009, respectively.
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
     At December 31, 2010, the Company employed 219 people.
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
     Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by significant overcapacity, fierce competition and significant pension and health care liabilities. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before rebounding in 2010. In recent years, many domestic automotive component suppliers as well as General Motors and Chrysler, have filed for bankruptcy protection, while others remain financially distressed or may become financially distressed. Although 2010 saw improved production and sales, further declines in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.
We face intense competition.
     We compete with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality and service are the primary elements of competition. Our competitors include a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. The competitive environment has also changed dramatically over the past several years as our customers, faced with intense international competition and pressure to reduce costs, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that enjoy economic advantages, such as lower labor costs, lower health care costs and fewer regulatory burdens. There can be no assurance that we will be able to compete successfully with existing or new competitors. Increased competition could have a material adverse effect on our business, results of operations and financial condition.
We rely on sales to two major customers.
     Our sales to two customers in 2010 and 2009 constituted approximately 36% and 34% of our consolidated revenues, respectively. Sales to Fisher & Company accounted for approximately 20% and 19% of the Company’s consolidated revenues in 2010 and 2009, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 16% and 15% of the Company’s consolidated revenues in 2010 and 2009, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

     Our common stock is traded on the NYSE Amex (not registered, trading privileges only). The average daily trading volume for our common stock during 2010 was less than 2,000 shares per day, and on some days we have zero volume. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.
ITEM 1B — Unresolved Staff Comments
     None.
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

Executive Officers of the Registrant
     The names, ages and positions of all executive officers of the Company, as of March 15, 2011, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	75	Chairman, Chief Executive Officer	30

Michael J. Bourg	48	President, Chief Operating Officer and Treasurer	12

Kimberly A. Kirhofer	52	Secretary	20
—	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

—	Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. He was Corporate Controller from December 1998 to November 2005. He became Vice President — Finance in November 2005 and was named Executive Vice President in February 2006. He has been a director of the Company since May 2006.

—	Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.

PART II
ITEM 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded on the NYSE Amex (trading privileges only, not registered). As of March 4, 2011 there were approximately 210 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2010 Annual Report is incorporated herein by reference. The 2010 Annual Report is filed as an exhibit to this report. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Dividends,” for additional information about the Company’s dividend policy.
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
RESULTS OF OPERATIONS
     Results for 2010 reflect significant improvement over 2009 when business conditions were at their weakest due to the global economic crisis. Revenues rebounded strongly during the year, increasing 33.3 percent, from $21,391,003 in 2009 to $28,520,510 in 2010. The increase in revenue, combined with a lower cost base achieved in 2009, resulted in a net profit of $606,025, or $.63 per share, in 2010 compared with a net loss of $1,282,751, or $1.33 per share, in 2009.

2010 Compared to 2009
     The domestic economy returned to growth in 2010 which provided the backdrop for improved operating conditions for both of our operating segments. Rebounding from the depressed levels of the prior year, fastener segment sales totaled $25,252,093 in 2010, compared to $18,286,342 in 2009, an increase of 38.1 percent. The fourth quarter marked the fifth consecutive quarter to exceed the year earlier quarterly sales figure. With the majority of such revenues derived from the automotive industry, the segment has benefited from a 38 percent rebound in domestic auto and truck production experienced in 2010, which had fallen to its lowest level since 1982 during the prior year. As we increased production activity to meet the improved demand, segment payroll was increased by $1,808,000. However, increased production allowed for more optimal utilization of resources, so that while higher on an absolute dollar basis, overall payroll and plant overhead comprised a smaller percentage of net sales than a year ago. The only notable exception was state unemployment taxes which increased by approximately $109,000 during the year due to higher tax rates. The combination of higher sales, better utilization of resources and an ongoing emphasis on efficiency contributed to an increase in fastener segment gross margins of $2,642,000 during 2010 compared to 2009.
     Assembly equipment segment revenues were $3,268,417 in 2010, an increase of $163,756, or 5.3 percent, compared with the $3,104,661 recorded in 2009. Machine sales, which are included in this segment, are particularly sensitive to economic conditions, and while the number of machines shipped during 2010 increased over the prior year by 20 percent, there were fewer high-dollar specialty machines in sales which may be attributable to lingering uncertainty about the economy. Actions taken during the economic downturn combined with the increase in sales, resulted in an improvement in assembly equipment gross margins of approximately $311,000 in 2010.
     Selling and administrative expenses were $4,808,292 in 2010, a net increase of $46,008, compared to the 2009 total of $4,762,284. The largest components of the change were a $99,000 increase in commissions, due to higher sales during the year and a $69,000 increase in director fees, which reflects the restoration of certain fees which had been voluntarily suspended in 2009 in recognition of business conditions that prevailed during that year. These items were partially offset by a $102,000 reduction in payroll and related expenses as well as various other smaller items resulting from cost control efforts, for a net increase of less than 1 percent. Compared to net sales, selling and administrative expenses declined from 22.3 percent in 2009 to 16.9 percent in 2010.
DIVIDENDS
     In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The total distribution for the year was $.42 per share. On February 21, 2011, the Board of Directors declared a regular quarterly dividend of $.12 per share, payable March 18, 2011 to shareholders of record on March 4, 2011. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 77 years.
PROPERTY, PLANT AND EQUIPMENT
     Capital expenditures during 2010 totaled $687,108, of which $459,084 was invested in equipment for our fastener operations. Equipment to perform secondary operations on parts accounted for $146,000 of the additions, while inspection equipment comprised $46,000 of the total. Plating system upgrades totaled $57,000 and facilities improvements were $152,000. The remaining additions of $58,000 were for miscellaneous smaller items and a delivery vehicle. Assembly equipment segment additions totaled $157,548, comprised of $84,874 for a new cylindrical grinder and $72,674 for facility improvements. An additional $70,476 was invested in computer equipment and software related to a computer system upgrade that benefits both operating segments.
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
     Depreciation expense amounted to $1,000,354 in 2010 and $1,028,610 in 2009.
LIQUIDITY AND CAPITAL RESOURCES
     Working capital at December 31, 2010 was $14.6 million, an increase of $.5 million from the beginning of the year. Improved customer demand, as well as rising raw material prices, resulted in an increase in inventories of $.6 million during 2010, following a year when inventories were reduced by $1.3 million due to poor business conditions. Offsetting the increase in inventories is a decline of $.5 million in prepaid income taxes, primarily related to the receipt of net operating loss carryback claims. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $7.1 million at the end of 2010, increasing from $7 million held at the beginning of the year. The Company’s investing activities in 2010 consisted of capital expenditures of $.7 million, which was partially offset by a net reduction in investment in certificates of deposit of $.1 million. The only financing activity during 2010 was the payment of $.4 million in dividends.
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
OUTLOOK FOR 2011
     The adjustments we made to our operations as the recent economic crisis unfolded and the growth in automotive production in 2010, allowed us to report profitable results from our operations in 2010, when two years earlier similar sales resulted in significant losses. We believe our success at re-engineering our operations, while maintaining our sound financial condition, leaves us well positioned to take advantage of new opportunities in 2011.
     Both of our operating segments reported increased sales and profits in 2010, however the recovery in the assembly equipment segment has been more muted and early 2011 order activity would seem to continue this trend.
     One of the constant challenges we face is intense competition in the marketplace and the expectation of providing the highest quality products at prices competitive with foreign sources that benefit from lower labor costs and fewer regulatory burdens. Although there has been improvement recently in domestic employment statistics, the unemployment rate remains high and there are other challenges that may act to keep economic growth in 2011 at a relatively low level. One of those challenges is the threat of inflation, of which we have seen evidence in higher raw material prices. These increases are often difficult to recover as many of our customers expect our prices to be held constant over the life of a part, if not reduced.
     Based on current conditions, the best opportunity to further improve our bottom line performance rests with our ability to grow revenues. We were successful in that regard in 2010 and will continue our efforts to grow our sales to existing customers, as well as pursuing new customer relationships in 2011, by emphasizing value over price and by providing excellent customer service. Additionally, we will continue to look for operational improvements and make investments in our business that we feel will lead to improved profitability.
     The positive results for the past year would not have been possible without the conscientious efforts of our dedicated workforce, and we take this opportunity to gratefully acknowledge their contribution to the Company’s success. We also wish to express our appreciation for the loyalty of our customers and the support of our shareholders.
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
ITEM 8 — Financial Statements and Supplementary Data
     See the sections entitled “Consolidated Financial Statements” and “Financial Statement Schedule” which appear on pages 16 through 19 of this report.
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
Management’s Report on Internal Control Over Financial Reporting.
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2010.
     The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.
Changes in Internal Control Over Financial Reporting.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10 — Directors, Executive Officers and Corporate Governance
     The information in the Company’s 2011 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2011 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2011 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”
     The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.
ITEM 11 — Executive Compensation
     The information set forth in the Company’s 2011 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.
     The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr. and George P. Lynch.
ITEM 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information set forth in the Company’s 2011 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.
     The Company does not have any equity compensation plans or arrangements.
ITEM 13 — Certain Relationships and Related Transactions, and Director Independence
     The information set forth in the Company’s 2011 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees — Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.
ITEM 14 — Principal Accountant Fees and Services
      The information set forth in the Company’s 2011 Proxy Statement in “Ratification of Selection of Independent Auditor — Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV
ITEM 15 — Exhibits and Financial Statement Schedules
(a)	The following documents are filed as a part of this report:
1.	Financial Statements:

See the section entitled “Consolidated Financial Statements” which appears on page 16 of this report.

2.	Financial statement schedule and supplementary information required to be submitted:

See the section entitled “Financial Statement Schedule” which appears on pages 17 through 19 of this report.

3.	Exhibits:

See the section entitled “Exhibits” which appears on page 20 of this report.

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
Michael J. Bourg
President and Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey John A. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee March 28, 2011

/s/ Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee March 28, 2011

/s/ Edward L. Chott Edward L. Chott	Director, Member of the Audit Committee March 28, 2011

/s/ Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee March 28, 2011

/s/ William T. Divane, Jr. William T. Divane	Director, Member of the Audit Committee March 28, 2011

/s/ George P. Lynch George P. Lynch	Director March 28, 2011

/s/ Walter W. Morrissey Walter W. Morrissey	Director, Member of the Executive Committee March 28, 2011

CHICAGO RIVET & MACHINE CO.
CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated financial statements, together with the notes thereto and the report thereon of Grant Thornton LLP dated March 28, 2011, appearing on pages 4 to 11 of the accompanying 2010 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2010 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.
Consolidated Financial Statements from 2010 Annual Report (Exhibit 13 hereto):
Consolidated Balance Sheets (page 4 of 2010 Annual Report)
Consolidated Statements of Operations (page 5 of 2010 Annual Report)
Consolidated Statements of Retained Earnings (page 5 of 2010 Annual Report)
Consolidated Statements of Cash Flows (page 6 of 2010 Annual Report)
Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2010 Annual Report)
Report of Independent Registered Public Accounting Firm (page 11 of 2010 Annual Report)

FINANCIAL STATEMENT SCHEDULE
2010 and 2009
     The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2010 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Page
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)	18

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	19

Chicago Rivet & Machine Co.
Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2010 and 2009

	Balance at	Additions		Balance at
	Beginning	Charged to		End
Classification	of Year	Expenses	Deductions(1)	of Year
2010
Allowance for doubtful accounts, returns and allowances	$155,000	$11,943	$31,943	$135,000

Inventory valuation allowance	$564,500	$122,814	$170,714	$516,600

2009
Allowance for doubtful accounts, returns and allowances	$165,000	$13,702	$23,702	$155,000

Inventory valuation allowance	$580,000	$316,065	$331,565	$564,500

(1)	Accounts receivable written off are net of recoveries.

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
Board of Directors and Shareholders
of Chicago Rivet & Machine Co.
     We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Chicago Rivet & Machine Co. and subsidiary referred to in our report dated March 28, 2011, which is included in the 2010 Annual Report to Shareholders. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
GRANT THORNTON LLP
Chicago, Illinois
March 28, 2011

CHICAGO RIVET & MACHINE CO.
EXHIBITS
INDEX TO EXHIBITS

Exhibit
Number		Page

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through August 17, 2009. Incorporated by reference to the Company’s report on Form 10-K, dated March 23, 2010. File number 0000-01227

4.1	Rights Agreement, dated December 3, 2009, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. Incorporated by reference to the Company’s report on Form 8-K, dated November 16, 2009. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2010.	22 – 37

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.	38

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	40

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	42

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.