Form 10-Q
period 2011-03-31
CHICAGO RIVET & MACHINE CO
filed 2011-05-09
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No    ☑
As of March 31, 2011, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

		Page
PART I.	FINANCIAL INFORMATION (Unaudited)
	Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	2-3
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010	4
	Condensed Consolidated Statements of Retained Earnings for the Three Months Ended March 31, 2011 and 2010	5
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6
	Notes to the Condensed Consolidated Financial Statements	7-8
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10
	Controls and Procedures	11
PART II.	OTHER INFORMATION	12-18
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Item 1. Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$591,993	$725,524
Certificates of deposit	5,828,000	6,380,000
Accounts receivable, net of allowance of $137,000 and $135,000, respectively	5,052,930	4,017,081
Inventories, net	4,800,527	4,310,154
Deferred income taxes	388,191	394,191
Prepaid income taxes	—	72,249
Other current assets	322,361	280,768

Total current assets	16,984,002	16,179,967

Property, Plant and Equipment:
Land and improvements	1,250,875	1,250,875
Buildings and improvements	6,424,597	6,354,014
Production equipment and other	28,238,501	28,019,687

	35,913,973	35,624,576
Less accumulated depreciation	28,374,059	28,145,698

Net property, plant and equipment	7,539,914	7,478,878

Total assets	$24,523,916	$23,658,845

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,561,861	$748,781
Accrued wages and salaries	574,297	405,604
Other accrued expenses	251,016	312,123
Unearned revenue and customer deposits	65,017	84,698

Total current liabilities	2,452,191	1,551,206

Deferred income taxes	708,275	745,275

Total liabilities	3,160,466	2,296,481

Commitments and contingencies (Note 4)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	23,700,318	23,699,232
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	21,363,450	21,362,364

Total liabilities and shareholders’ equity	$24,523,916	$23,658,845

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Net sales	$7,814,368	$6,761,393
Cost of goods sold	6,369,860	5,495,530

Gross profit	1,444,508	1,265,863
Selling and administrative expenses	1,283,015	1,233,835

Operating profit	161,493	32,028

Other income:
Interest income	11,929	13,241
Other income	3,600	3,600

Income before income taxes	177,022	48,869
Provision for income taxes	60,000	15,000

Net income	$117,022	$33,869

Average common shares outstanding	966,132	966,132

Per share data:
Net income per share	$0.12	$0.04

Cash dividends declared per share	$0.12	$0.10

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Retained earnings at beginning of period	$23,699,232	$23,498,982

Net income	117,022	33,869

Cash dividends declared in the period; $.12 per share in 2011 and $.10 per share in 2010	(115,936)	(96,613)

Retained earnings at end of period	$23,700,318	$23,436,238

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$117,022	$33,869
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	243,244	245,730
Net gain on disposal of equipment	(1,990)	—
Deferred income taxes	(31,000)	(45,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,035,849)	(420,752)
Inventories, net	(490,373)	(614,883)
Other current assets	30,656	6,198
Accounts payable	749,714	354,022
Accrued wages and salaries	168,693	276,436
Other accrued expenses	(61,107)	(17,744)
Unearned revenue and customer deposits	(19,681)	40,457

Net cash used in operating activities	(330,671)	(141,667)

Cash flows from investing activities:
Capital expenditures	(240,914)	(37,656)
Proceeds from the sale of equipment	1,990	—
Proceeds from certificates of deposit	850,000	2,450,000
Purchases of certificates of deposit	(298,000)	(2,200,000)

Net cash provided by investing activities	313,076	212,344

Cash flows from financing activities:
Cash dividends paid	(115,936)	(96,613)

Net cash used in financing activities	(115,936)	(96,613)

Net decrease in cash and cash equivalents	(133,531)	(25,936)
Cash and cash equivalents at beginning of period	725,524	569,286

Cash and cash equivalents at end of period	$591,993	$543,350

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$63,366	$—
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 (unaudited) and December 31, 2010 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
2. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year.
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
5. The Company’s federal income tax returns for the 2008, 2009 and 2010 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2008, 2009 and 2010 federal income tax returns will expire on September 15, 2012, 2013 and 2014, respectively.
The Company’s state income tax returns for the 2008 through 2010 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2014. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.
6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2011	December 31, 2010
Raw material	$1,964,906	$1,821,397
Work-in-process	1,764,275	1,363,637
Finished goods	1,558,946	1,641,720

	5,288,127	4,826,754
Valuation reserves	(487,600)	(516,600)

	$4,800,527	$4,310,154

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended March 31, 2011:
Net sales	$7,109,655	$704,713		$7,814,368

Depreciation	208,947	15,877	18,420	243,244

Segment profit	564,166	111,755		675,921
Selling and administrative expenses			(510,828)	(510,828)
Interest income			11,929	11,929

Income before income taxes				177,022

Capital expenditures	235,301	31,250	37,729	304,280

Segment assets:
Accounts receivable, net	4,717,467	335,463		5,052,930
Inventories, net	3,955,201	845,326		4,800,527
Property, plant and equipment, net	5,726,679	1,113,867	699,368	7,539,914
Other assets			7,130,545	7,130,545

				24,523,916

Three Months Ended March 31, 2010:
Net sales	$6,039,861	$721,532		$6,761,393

Depreciation	215,571	14,199	15,960	245,730

Segment profit	416,620	121,442		538,062
Selling and administrative expenses			(502,434)	(502,434)
Interest income			13,241	13,241

Income before income taxes				48,869

Capital expenditures	37,656			37,656

Segment assets:
Accounts receivable, net	3,815,927	418,488		4,234,415
Inventories, net	3,331,706	1,037,113		4,368,819
Property, plant and equipment, net	5,946,584	986,770	665,047	7,598,401
Other assets			7,975,863	7,975,863

				24,177,498

8. Subsequent Event—On April 20, 2011, the Company completed the sale of its Jefferson, Iowa property that had formerly been used in its fastener operations, for a net gain of approximately $140,000.

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Revenues for the first quarter of 2011 were $7,814,368, an increase of $1,052,975, or 15.6%, compared with the $6,761,393 recorded in last year’s first quarter. The increase in sales reflects the continued improvement in our operations, as well as growing confidence in the broader economy. The increase in revenue and continued emphasis on cost control measures have resulted in a net profit of $117,022, or $0.12 per share, compared to net income of $33,869, or $0.04 per share, in the first quarter of 2010.
     Fastener segment revenues were $7,109,655 in the first quarter of 2011, an increase of $1,069,794, or 17.7%, from the $6,039,861 reported in the first quarter of 2010. This marks the sixth consecutive quarter of increased sales for the fastener segment compared with the year earlier quarter. With the majority of such revenues derived from the automotive industry, the segment has benefited from improved domestic demand for autos and trucks during the current year. Raw material costs were higher in the first quarter compared to last year while other variable cost of sales items were little changed as a percentage of net sales due to cost control efforts. Fixed costs, while higher on an absolute dollar basis, accounted for a smaller percentage of net sales due to the higher level of sales achieved in the current year. The combination of higher sales and improved plant utilization offset higher raw material prices, contributing to an increase in segment gross margin of approximately $193,000.
     Assembly equipment segment revenues declined by $16,819, or 2.3%, from $721,532 in the first quarter of 2010 to $704,713 in 2011. Machine shipments showed a slight improvement over the first quarter of 2010, however, tools and machine parts sales declined by a greater amount, resulting in a net decline. Cost of sales components were little changed, individually or by category, from the year earlier period with higher raw material prices accounting for the largest negative component of change. As a result of the net decline in sales and smaller decline in cost of sales, segment margins were $14,000 lower in the first quarter of 2011 than in 2010.
     Selling and administrative expenses during the first quarter of 2011 were $1,283,015, an increase of $49,180, or 4%, compared to the first quarter of 2010. The increase is primarily due to a $20,000 increase in commissions related to higher sales, and a $15,000 increase in profit sharing expense related to improved operating results. Compared to net sales, selling and administrative expenses for the quarter declined from 18.2% in 2010 to 16.4% in 2011.
     Working capital amounted to $14.5 million as of March 31, 2011, a decline of $.1 million from the beginning of the current year. The largest component of the net change in the first quarter was accounts receivable, which increased by $1 million primarily due to the greater sales activity during the quarter, especially in the final month, compared to the fourth quarter of 2010. Largely offsetting this change was an increase of $.8 million in accounts payable and $.2 million in accrued salaries and wages since the beginning of the year. These balances are consistent with the level of activity during the quarter. Inventories increased by $.5 million in the first quarter of 2011 due to increased production activity and higher prices for raw materials. Additionally, cash expenditures for capital items totaled $.2 million during the first quarter. The net result of these changes and other cash flow items on cash and certificates of deposit was a decrease of $.7 million, to $6.4 million, as of March 31, 2011. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.
     While we are pleased to report solid improvement in sales and profits in the first quarter of 2011, compared with the previous quarter and the first quarter of 2010, we are cautious in our outlook due to factors over which we have little influence, such as higher raw material prices and a sluggish economy. We are also mindful of the potential negative impact that disruptions in the automotive supply chain may have for our automotive customers due to the recent earthquake and related nuclear catastrophe in Japan. Even amidst these uncertainties, our sound financial condition allows us to continue to look for opportunities to profitably grow our revenues and improve our bottom line. We will continue to make adjustments to our activities which we feel are necessary based on conditions in our markets, while maintaining the high level of quality our customers demand.

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

CHICAGO RIVET & MACHINE CO. (Registrant)
Date: May 9, 2011	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2011	/s/ Michael J. Bourg
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