Form 10-Q
period 2011-06-30
CHICAGO RIVET & MACHINE CO
filed 2011-08-09
CIK 19871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.
INDEX

Page
PART I. FINANCIAL INFORMATION (Unaudited)
Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	2-3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	4
Condensed Consolidated Statements of Retained Earnings for the Six Months Ended June 30, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6
Notes to the Condensed Consolidated Financial Statements	7-9
Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-11
Controls and Procedures	12
PART II. OTHER INFORMATION	13-19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1.	Financial Statements.
CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,265,387	$725,524
Certificates of deposit	5,220,000	6,380,000
Accounts receivable, net of allowance of $135,000	5,046,474	4,017,081
Inventories, net	4,895,737	4,310,154
Deferred income taxes	388,191	394,191
Prepaid income taxes	—	72,249
Other current assets	291,186	280,768

Total current assets	17,106,975	16,179,967

Property, Plant and Equipment:
Land and improvements	1,238,150	1,250,875
Buildings and improvements	6,021,895	6,354,014
Production equipment and other	28,110,112	28,019,687

	35,370,157	35,624,576
Less accumulated depreciation	27,865,877	28,145,698

Net property, plant and equipment	7,504,280	7,478,878

Total assets	$24,611,255	$23,658,845

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,008,502	$748,781
Accrued wages and salaries	619,181	405,604
Other accrued expenses	368,520	312,123
Unearned revenue and customer deposits	94,742	84,698

Total current liabilities	2,090,945	1,551,206

Deferred income taxes	685,275	745,275

Total liabilities	2,776,220	2,296,481

Commitments and contingencies (Note 3)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	24,171,903	23,699,232
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	21,835,035	21,362,364

Total liabilities and shareholders’ equity	$24,611,255	$23,658,845

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$8,134,104	$7,938,533	$15,948,472	$14,699,926
Cost of goods sold	6,205,420	6,028,069	12,575,280	11,523,599

Gross profit	1,928,684	1,910,464	3,373,192	3,176,327
Selling and administrative expenses	1,258,503	1,322,201	2,543,508	2,556,036

Operating profit	670,181	588,263	829,684	620,291

Other income and expenses:
Interest income	11,089	13,119	23,018	26,360
Gain from disposal of property and equipment	187,073	6,500	189,063	6,500
Other income	4,178	4,178	7,778	7,778

Income before provision for income taxes	872,521	612,060	1,049,543	660,929
Provision for income taxes	285,000	192,000	345,000	207,000

Net income	$587,521	$420,060	$704,543	$453,929

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income per share	$0.61	$0.43	$0.73	$0.47

Cash dividends declared per share	$0.12	$0.10	$0.24	$0.20

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Retained Earnings
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Retained earnings at beginning of period	$23,699,232	$23,498,982

Net income for the period	704,543	453,929

Cash dividends declared in the period; $.24 per share in 2011 and $.20 per share in 2010	(231,872)	(193,227)

Retained earnings at end of period	$24,171,903	$23,759,684

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$704,543	$453,929
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	481,542	491,820
Net gain on disposal of property and equipment	(189,063)	(6,500)
Deferred income taxes	(54,000)	(46,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,029,393)	(942,981)
Inventories, net	(585,583)	(308,607)
Other current assets	61,831	55,848
Accounts payable	193,225	163,667
Accrued wages and salaries	213,577	411,085
Other accrued expenses	56,397	41,200
Unearned revenue and customer deposits	10,044	30,143

Net cash (used in) provided by operating activities	(136,880)	343,604

Cash flows from investing activities:
Capital expenditures	(663,775)	(151,000)
Proceeds from the sale of property and equipment	412,390	6,500
Proceeds from certificates of deposit	2,155,000	4,700,000
Purchases of certificates of deposit	(995,000)	(4,496,000)

Net cash provided by investing activities	908,615	59,500

Cash flows from financing activities:
Cash dividends paid	(231,872)	(193,227)

Net cash used in financing activities	(231,872)	(193,227)

Net increase in cash and cash equivalents	539,863	209,877
Cash and cash equivalents at beginning of period	725,524	569,286

Cash and cash equivalents at end of period	$1,265,387	$779,163

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$66,496	$—
See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2011 (unaudited) and December 31, 2010 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2011 are not necessarily indicative of the results to be expected for the year.
Certain items in 2010 have been reclassified to conform to the presentation in 2011. These changes have no effect on the results of operations or the financial position of the Company.
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
4. The Company’s effective tax rates were approximately 32.7% and 31.4% for the second quarter of 2011 and 2010, respectively, and 32.9% and 31.3% for the six months ended June 30, 2011 and 2010, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.
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
5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2011	December 31, 2010
Raw material	$2,126,811	$1,821,397
Work-in-process	1,700,638	1,363,637
Finished goods	1,585,493	1,641,720

	5,412,942	4,826,754
Valuation reserves	(517,205)	(516,600)

	$4,895,737	$4,310,154

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended June 30, 2011:
Net sales	$7,307,006	$827,098		$8,134,104

Depreciation	204,001	15,877	18,420	238,298

Segment profit	953,663	201,022		1,154,685
Selling and administrative expenses			(293,253)	(293,253)
Interest income			11,089	11,089

Income before income taxes				872,521

Capital expenditures	395,976	30,015		425,991

Segment assets:
Accounts receivable, net	4,629,002	417,472		5,046,474
Inventories	4,063,062	832,675		4,895,737
Property, plant and equipment, net	5,695,327	1,128,005	680,948	7,504,280
Other assets			7,164,764	7,164,764

				24,611,255

Three Months Ended June 30, 2010:
Net sales	$6,966,882	$971,651		$7,938,533

Depreciation	215,931	14,199	15,960	246,090

Segment profit	846,861	294,754		1,141,615
Selling and administrative expenses			(542,674)	(542,674)
Interest income			13,119	13,119

Income before income taxes				612,060

Capital expenditures	113,344			113,344

Segment assets:
Accounts receivable, net	4,340,252	416,392		4,756,644
Inventories	3,053,643	1,008,900		4,062,543
Property, plant and equipment, net	5,823,374	972,571	669,710	7,465,655
Other assets			8,206,026	8,206,026

				24,490,868

CHICAGO RIVET & MACHINE CO.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Six Months Ended June 30, 2011:
Net sales	$14,416,661	$1,531,811		$15,948,472

Depreciation	412,948	31,754	36,840	481,542

Segment profit	1,517,829	312,777		1,830,606
Selling and administrative expenses			(804,081)	(804,081)
Interest income			23,018	23,018

Income before income taxes				1,049,543

Capital expenditures	631,277	61,265	37,729	730,271

Six Months Ended June 30, 2010:
Net sales	$13,006,743	$1,693,183		$14,699,926

Depreciation	431,502	28,398	31,920	491,820

Segment profit	1,263,481	416,196		1,679,677
Selling and administrative expenses			(1,045,108)	(1,045,108)
Interest income			26,360	26,360

Income before income taxes				660,929

Capital expenditures	151,000			151,000

CHICAGO RIVET & MACHINE CO.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Results for the second quarter of 2011, as well as those of the current year to date, reflect a continuation of the improved results we have reported in recent quarters. Net sales for the second quarter this year totaled $8,134,104, an increase of $195,571, or 2.5%, compared with the year earlier quarter. As of June 30, 2011, year to date sales totaled $15,948,472, an improvement of $1,248,546, or 8.5%, compared with the first half of 2010. The increase in revenue, and the sale of certain property and equipment, helped to improve net income for the second quarter to $587,521, or $0.61 per share, compared with $420,060, or $0.43 per share, in the second quarter of 2010. Net income for the first half of 2011 was $704,543, or $0.73 per share, compared with $453,929, or $0.47 per share, reported in 2010.
     During the second quarter, fastener segment revenues improved to $7,307,006, or 4.9%, from the $6,966,882 reported in the second quarter of 2010. This marks the seventh consecutive quarter of increased sales for the fastener segment compared with the year earlier quarter and is 2.8% greater than the first quarter of 2011. With the majority of such revenues derived from the automotive industry, sales during the quarter were dampened by U.S. automotive production cuts brought on by supply chain disruptions related to the March earthquake in Japan. For the first six months of the year, fastener segment revenues were $14,416,661, an increase of $1,409,918, or 10.8%, compared to the first half of 2010. Higher sales and continued cost control efforts contributed to improved fastener segment margins for the quarter and year to date periods. However, higher raw material prices in the current year have resulted in margin percentages that were only fractionally improved from a year earlier. During the second quarter, the average price of steel, our primary raw material, increased 5.2% compared to the same period last year, and for the first half of 2011 steel prices increased 8.7%. As a net result, second quarter gross margins were $1,640,684 compared with $1,523,370 in 2010, while gross margins for the first half of the year improved to $2,887,645, from $2,577,614 a year earlier.
     Revenues within the assembly equipment segment were $827,098 in the second quarter of 2011, a decline of $144,553, or 14.9%, compared to the second quarter of 2010, when revenues were $971,651. The decline is primarily due to the inclusion of a large replacement parts order in the second quarter of 2010 and the lack of any high-dollar specialty machines in the current year quarter. However, the number of machines shipped in the second quarter this year exceeded last year, and segment sales for the second quarter improved $122,385, or 17.4%, over the first quarter of this year. Year to date revenues of $1,531,811 represents a decline of $161,372, or 9.5%, compared to the $1,693,183 reported in the first half of 2010. The factors affecting the second quarter sales were largely responsible for the year to date declines. While we were able to reduce manufacturing costs below year earlier levels, the decline in revenues resulted in a reduction in second quarter and year to date assembly equipment gross margins of $99,094 and $113,166, respectively, compared to the year earlier periods.
     Selling and administrative expenses for the second quarter of 2011 were $1,258,503, a decline of $63,698 compared with the year earlier quarter, reversing a net increase in the first quarter. The reduction was primarily due to payroll related savings of $66,000 from head count reductions in the prior year, a $28,000 reduction in professional fees and lower bad debt reserve of $15,000. Offsetting these savings were increases in profit sharing of $40,000, related to improved profitability, and $8,000 in commissions for higher sales. For the first six months of the year, selling and administrative expenses have declined $12,528, from $2,556,036 in 2010 to $2,543,508 in 2011. While payroll related expenses are down $66,000 and professional fees are lower by $32,000 for the first six months of the year, commissions have increased approximately $29,000 due to improved sales, and profit sharing expense has increased by $55,000 due to improved profitability, compared to the first six months of 2010. Selling and administrative expenses as a percentage of net sales for the first half of 2011 declined to 15.9%, from 17.4% in 2010.
     During the second quarter we completed the sale of our Jefferson, Iowa property, which had formerly been used in our fastener segment operations. The sale resulted in a net gain of approximately $142,000. Separately, we sold certain manufacturing equipment that had been underutilized, for a net gain of approximately $45,000.
     Working capital at June 30, 2011 amounted to $15 million, an increase of approximately $.4 million from the beginning of the year. Most of the net increase relates to a greater accounts receivable balance of $1 million, related to the increase in sales during the quarter, compared to the seasonally lower sales late in the fourth quarter of 2010. Inventories have increased by $.6 million since the beginning of the year primarily due to higher material prices and quantities on hand being increased for the greater level of activity. Offsetting these changes are increases in accounts payable of approximately $.3 million and accrued payroll of $.2 million that reflect the increased level of operations. The net result of these changes and other cash flow items, including a $.5 million increase in capital expenditures during the first half of the year compared to last year, on cash, cash equivalents and certificates of deposit leaves such total balances at $6.5 million, down from $7.1 million at the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.
     The impact of automotive supply-chain disruptions brought on by the earthquake in Japan is expected to recede in the third quarter, which should benefit our fastener segment sales due to pent-up demand and a rebuilding of inventory levels expected to take place. However, higher raw material prices remain a significant concern. Along with increases in steel, we have experienced even greater percentage increases in non-ferrous materials. The recovery in the overall economy has been more sluggish than many had anticipated, due in part to continued high unemployment and flagging confidence. We are cautious in our outlook due to such factors, over which we have little influence, but having maintained a sound financial condition in a difficult environment, will continue to invest in our business and pursue opportunities to improve our operations and bottom line.
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

PART II — OTHER INFORMATION
Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO. (Registrant)
Date: August 9, 2011
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.
EXHIBITS
INDEX TO EXHIBITS

Exhibit
Number		Page
31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.