Form 10-Q
period 2011-09-30
CHICAGO RIVET & MACHINE CO
filed 2011-11-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of September 30, 2011, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$409,452	$725,524
Certificates of deposit	6,320,000	6,380,000
Accounts receivable, net of allowance of $132,000 and $135,000, respectively	5,335,805	4,017,081
Inventories, net	4,828,937	4,310,154
Deferred income taxes	391,191	394,191
Prepaid income taxes	—	72,249
Other current assets	378,481	280,768

Total current assets	17,663,866	16,179,967

Property, Plant and Equipment:
Land and improvements	1,238,150	1,250,875
Buildings and improvements	6,052,385	6,354,014
Production equipment and other	28,330,274	28,019,687

	35,620,809	35,624,576
Less accumulated depreciation	28,084,871	28,145,698

Net property, plant and equipment	7,535,938	7,478,878

Total assets	$25,199,804	$23,658,845

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Unaudited)

	September 30, 2011	December 31, 2010
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,105,464	$748,781
Accrued wages and salaries	794,651	405,604
Other accrued expenses	477,061	312,123
Unearned revenue and customer deposits	98,613	84,698

Total current liabilities	2,475,789	1,551,206

Deferred income taxes	687,275	745,275

Total liabilities	3,163,064	2,296,481

Commitments and contingencies (Note 3)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	24,373,608	23,699,232
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	22,036,740	21,362,364

Total liabilities and shareholders’ equity	$25,199,804	$23,658,845

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$7,821,606	$6,950,274	$23,770,078	$21,650,200

Cost of goods sold	6,075,288	5,672,520	18,650,568	17,196,119

Gross profit	1,746,318	1,277,754	5,119,510	4,454,081
Selling and administrative expenses	1,288,872	1,139,115	3,832,380	3,695,151

Operating profit	457,446	138,639	1,287,130	758,930

Other income and expenses:
Interest income	9,794	12,754	32,812	39,114
Gain from disposal of property and equipment	800	—	189,863	6,500
Other income	3,600	3,600	11,378	11,378

Income before provision for income taxes	471,640	154,993	1,521,183	815,922
Provision for income taxes	154,000	49,000	499,000	256,000

Net income	$317,640	$105,993	$1,022,183	$559,922

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income per share	$0.33	$0.11	$1.06	$0.58

Cash dividends declared per share	$0.12	$0.10	$0.36	$0.30

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Retained earnings at beginning of period	$23,699,232	$23,498,982

Net income for the period	1,022,183	559,922

Cash dividends declared in the period; $.36 per share in 2011 and $.30 per share in 2010	(347,807)	(289,840)

Retained earnings at end of period	$24,373,608	$23,769,064

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net income	$1,022,183	$559,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	723,368	742,105
Net gain on disposal of property and equipment	(189,863)	(6,500)
Deferred income taxes	(55,000)	(23,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,318,724)	(865,517)
Inventories, net	(518,783)	(449,890)
Other current assets	(25,464)	456,800
Accounts payable	346,128	248,151
Accrued wages and salaries	389,047	332,692
Other accrued expenses	164,938	102,430
Unearned revenue and customer deposits	13,915	2,016

Net cash provided by operating activities	551,745	1,099,209

Cash flows from investing activities:
Capital expenditures	(993,200)	(345,322)
Proceeds from the sale of property and equipment	413,190	6,500
Proceeds from certificates of deposit	4,230,000	6,530,000
Purchases of certificates of deposit	(4,170,000)	(6,321,000)

Net cash used in investing activities	(520,010)	(129,822)

Cash flows from financing activities:
Cash dividends paid	(347,807)	(289,840)

Net cash used in financing activities	(347,807)	(289,840)

Net (decrease) increase in cash and cash equivalents	(316,072)	679,547
Cash and cash equivalents at beginning of period	725,524	569,286

Cash and cash equivalents at end of period	$409,452	$1,248,833

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$10,555	$22,046

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2011 and December 31, 2010 and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2011 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were approximately 32.7% and 31.6% for the third quarter of 2011 and 2010, respectively, and 32.8% and 31.4% for the nine months ended September 30, 2011 and 2010, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2011	December 31, 2010
Raw material	$1,990,432	$1,821,397
Work-in-process	1,786,109	1,363,637
Finished goods	1,571,896	1,641,720

	5,348,437	4,826,754
Valuation reserves	(519,500)	(516,600)

	$4,828,937	$4,310,154

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2011:
Net sales	$6,913,898	$907,708	$—	$7,821,606

Depreciation	208,054	15,352	18,420	241,826

Segment profit	715,701	257,288		972,989
Selling and administrative expenses			(511,143)	(511,143)
Interest income			9,794	9,794

Income before income taxes				471,640

Capital expenditures	273,484	—	—	273,484

Segment assets:
Accounts receivable, net	4,943,928	391,877		5,335,805
Inventories, net	4,008,132	820,805		4,828,937
Property, plant and equipment, net	5,760,757	1,112,653	662,528	7,535,938
Other assets			7,499,124	7,499,124

				25,199,804

Three Months Ended September 30, 2010:
Net sales	$6,073,599	$876,675	$—	$6,950,274

Depreciation	217,364	15,296	17,625	250,285

Segment profit	347,818	222,024		569,842
Selling and administrative expenses			(427,603)	(427,603)
Interest income			12,754	12,754

Income before income taxes				154,993

Capital expenditures	38,197	157,548	20,623	216,368

Segment assets:
Accounts receivable, net	4,304,100	375,080		4,679,180
Inventories, net	3,298,483	905,343		4,203,826
Property, plant and equipment, net	5,664,830	1,114,823	652,085	7,431,738
Other assets			8,258,744	8,258,744

				24,573,488

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Nine Months Ended September 30, 2011:
Net sales	$21,330,559	$2,439,519	$—	$23,770,078

Depreciation	621,002	47,106	55,260	723,368

Segment profit	2,233,530	570,065		2,803,595
Selling and administrative expenses			(1,315,224)	(1,315,224)
Interest income			32,812	32,812

Income before income taxes				1,521,183

Capital expenditures	904,761	61,265	37,729	1,003,755

Nine Months Ended September 30, 2010:
Net sales	$19,080,342	$2,569,858	$—	$21,650,200

Depreciation	648,866	43,694	49,545	742,105

Segment profit	1,611,299	638,220		2,249,519
Selling and administrative expenses			(1,472,711)	(1,472,711)
Interest income			39,114	39,114

Income before income taxes				815,922

Capital expenditures	189,197	157,548	20,623	367,368

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results for the third quarter of 2011, as well as those of the current year to date, reflect a continuation of the improved results we have reported in recent quarters when compared to the year earlier periods. Net sales for the third quarter this year totaled $7,821,606, an increase of $871,332, or 12.5%, compared with 2010. As of September 30, 2011, year to date sales totaled $23,770,078, an improvement of $2,119,878, or 9.8%, compared with the first three quarters of 2010. The increase in revenue helped to improve net income for the third quarter to $317,640, or $0.33 per share, compared with $105,993, or $0.11 per share, in the third quarter of 2010. Net income for the current year to date, which has benefited from the revenue growth achieved during the first three quarters as well as the sale of certain property in the second quarter, was $1,022,183, or $1.06 per share, compared with $559,922, or $0.58 per share, reported in 2010.

During the third quarter, fastener segment revenues improved to $6,913,898 from $6,073,599 in the year earlier period, an increase of $840,299, or 13.8%. This marks the seventh consecutive quarter of increased sales for the fastener segment compared with the year earlier quarter. For the first three quarters of the year, fastener segment revenues have increased $2,250,217, or 11.8%, from $19,080,342 in 2010 to $21,330,559 in the current year. While the majority of this segment’s revenues are derived from the automotive industry, current year sales for this segment have exceeded the increase seen in domestic automotive production. Higher sales and cost control efforts have resulted in improved fastener segment margins for the quarter and year to date periods. However, raw material prices continue to exceed those of last year. In the third quarter, the average price of steel, our primary raw material, was 9.8% higher than during the same period last year, and for the first three quarters of 2011 steel prices are 9.1% higher than a year earlier. We have experienced even greater percentage increases in non-ferrous materials in 2011, before experiencing some relief in recent weeks. The combination of greater sales and our ongoing emphasis on efficiency and cost controls offset the higher raw material prices resulting in third quarter gross margins of $1,405,000 compared to $973,000 in 2010. The same factors contributed to a $742,000 improvement in gross margins for the first nine months of the year to $4,292,000 from $3,550,000 in 2010.

Revenues within the assembly equipment segment were $907,708 in the third quarter of 2011, an increase of $31,033, or 3.5%, compared with the third quarter of 2010, when revenues were $876,675. While the average unit value of machines shipped during the quarter declined compared to the prior year quarter, an increase in the number of units shipped contributed to the increase in revenues. The increase in revenue, combined with maintaining manufacturing costs at levels near or below the prior year, resulted in gross margins of $341,000 for the quarter, an increase of $36,000 over last year’s third quarter. Current year to date revenues of $2,439,519 represent a decline of $130,339, or 5.1%, compared to the $2,569,858 reported in 2010. The improvement in third quarter results helped increase year to date gross margins for the assembly equipment segment to $827,000, compared to $904,000 in the prior year.

Selling and administrative expenses for the third quarter of 2011 were $1,288,872, an increase of $149,757 compared to the year earlier quarter total of $1,139,115. The increase is due in part to higher payroll and related expenses in the quarter of $64,000, although there is no net increase on a year to date basis. Expenditures related to a computer system upgrade accounts for $26,000 of the increase during the quarter and on a year to date basis. Commissions and profit sharing, both increased by $14,000 during the quarter due to improvements in sales and profitability, respectively. The remaining net increase in the quarter relates to higher maintenance expenses of $11,000 and other smaller items. For the first nine months of the year, selling and administrative expenses have increased $137,229, or 3.7%, from $3,695,151 in 2010 to $3,832,380 in 2011. The largest components of the year to date increase are profit sharing of $69,000 and commissions of $42,000, related to the improved operating results, as well as the $26,000 related to the computer system upgrade. Selling and administrative expenses as a percentage of net sales for the first three quarters of 2011 declined to 16.1% from 17.1% in 2010.

Year to date results include the second quarter gain of $142,000 from the sale of our Jefferson, Iowa property, which had formerly been used in our fastener segment operations, as well as a net gain of $48,000 from the disposal of certain property and equipment.

Working capital at September 30, 2011 was $15.2 million, an increase of approximately $.6 million from the beginning of the year. Most of the net improvement relates to an increase in accounts receivable balances of $1.3 million, related to greater sales during the quarter compared to the seasonally lower sales late in the fourth quarter of 2010. Inventories have increased by $.5 million, or 12%, since the beginning of the year, due to higher material prices and quantities on hand being increased for the greater level of activity. Partially offsetting these changes are increases in accounts payable and accrued payroll totaling $.7 million that reflect the increased level of operations. The net result of these changes and other cash flow items, including a $.6 million increase in capital expenditures during the first three quarters of the year compared to last year, on cash, cash equivalents and certificates of deposit leaves such total balances at $6.7 million, down from $7.1 million at the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are encouraged by the improvement in sales and net income reported in the first three quarters of this year and our ability to maintain a strong financial position while making long-term investments in our operations. Although economic conditions remain relatively weak due to high unemployment and weak confidence, we will continue to pursue opportunities to profitably grow our revenues and improve our bottom line. Higher raw material prices remain a significant concern as many of the parts we sell are under contracts that limit our ability to pass on such increases. Despite the difficult challenges we face, we will continue to make prudent investments in our operations in order to position the company for further success.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO. (Registrant)

Date: November 8, 2011	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.