Form 10-K
period 2011-12-31
CHICAGO RIVET & MACHINE CO
filed 2012-03-28
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-01227

CHICAGO RIVET & MACHINE CO.

(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State of incorporation)	(I.R.S. Employer Identification Number)

901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock—$1.00 Par Value	NYSE Amex
(including Preferred Stock Purchase Rights)	(Trading privileges only, not registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2011 was $12,386,840.

As of March 26, 2012, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2011 (the “2011 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2011

PART I

ITEM 1—Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 9 of the Company’s 2011 Annual Report to Shareholders. The 2011 Annual Report is filed as an exhibit to this report.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2011, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems Corporation accounted for approximately 17% and 16% of the Company’s consolidated revenues in 2011 and 2010, respectively. Sales to Fisher & Company accounted for approximately 16% and 20% of the Company’s consolidated revenues in 2011 and 2010, respectively.

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

At December 31, 2011, the Company employed 221 people.

The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company’s total sales.

ITEM 1A – Risk Factors

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

Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by significant overcapacity, fierce competition and significant pension and health care liabilities. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before rebounding in 2010. In recent years, many domestic automotive component suppliers as well as General Motors and Chrysler, have filed for bankruptcy protection, while others remain financially distressed or may become financially distressed. Although automotive production and sales increased in 2010 and 2011, further declines in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

Our sales to two customers in 2011 and 2010 constituted approximately 33% and 36% of our consolidated revenues, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 17% and 16% of the Company’s consolidated revenues in 2011 and 2010, respectively. Sales to Fisher & Company accounted for approximately 16% and 20% of the Company’s consolidated revenues in 2011 and 2010, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE Amex (not registered, trading privileges only). The average daily trading volume for our common stock during 2011 was less than 3,000 shares per day, and on some days we have zero volume. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2—Properties

The Company’s headquarters is located in Naperville, Illinois. It conducts its manufacturing and warehousing operations at three additional facilities. All of these facilities are described below. Each facility is owned by the Company and considered suitable and adequate for its present use. The Company also maintains a small sales and engineering office in Norwell, Massachusetts in a leased facility.

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

ITEM 3—Legal Proceedings

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 15, 2012, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	76	Chairman, Chief Executive Officer	31

Michael J. Bourg	49	President, Chief Operating Officer and Treasurer	13

Kimberly A. Kirhofer	53	Secretary	21

•	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

•

Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. He was Corporate Controller from December 1998 to November 2005. He became Vice President – Finance in November 2005 and was named Executive Vice President in February 2006. He has been a director of the Company since May 2006.

•

Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.

PART II

ITEM 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE Amex (trading privileges only, not registered). As of March 5, 2012 there were approximately 200 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2011 Annual Report is incorporated herein by reference. The 2011 Annual Report is filed as an exhibit to this report. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends,” for additional information about the Company’s dividend policy.

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

ITEM 6—Selected Financial Data

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we have elected scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 6.

ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Results for 2011 reflect considerable improvement over 2010, as the domestic automotive market continued to improve from the steep decline experienced from 2007 to 2009, during the worst of the global economic downturn. Our revenues in 2011 increased to $30,915,122 from $28,520,510 in 2010, or 8.4 percent. The increased revenue came from greater volume for certain existing customer parts as well as new parts and customers. The increase in revenue helped offset higher prices for raw materials and other commodities experienced during the year, resulting in net income of $1,254,877, or $1.30 per share, in 2011 compared with net income of $606,025, or $0.63 per share, in 2010.

2011 Compared to 2010

The domestic economy experienced only modest growth in 2011 as high unemployment and a depressed real estate market continued to keep consumer spending restrained. One of the stronger segments of the economy was the automotive sector, which experienced a 10 percent increase in new vehicle sales, due in part to purchases that were delayed during the worst of the economic crisis. Our fastener segment, which relies on the automotive sector for the majority of its revenues, had sales of $27,832,279 in 2011, compared with $25,252,093 in 2010, an increase of 10.2 percent. For each quarter of 2011, sales exceeded the year earlier quarter, with the fourth quarter marking the ninth consecutive quarter to do so. Higher prices for raw materials, fuel, lubricants and plating materials partially offset the increase in sales in 2011. However, the increase in production activity we experienced allowed for more optimal utilization of plant resources, resulting in an increase in fastener segment gross margins of $1,153,969 during 2011 compared to 2010.

Assembly equipment segment revenues were $3,082,843 in 2011, a decline of $185,574, or 5.7 percent, compared to the $3,268,417 recorded in 2010. While we experienced improved order activity and shipped more machines during 2011, the average selling price of those machines was lower than in 2010. This may be due to the relatively uncertain economic environment that existed throughout much of the year as machine sales are particularly sensitive to economic conditions. While costs were held at levels consistent with the prior year, the decline in sales resulted in a reduction in assembly equipment gross margins of $138,183 in 2011.

Selling and administrative expenses were $5,033,451 in 2011, a net increase of $231,810, or 4.8 percent, compared to the 2010 total of $4,801,641. The largest components of the change were a $92,000 increase in profit sharing expense, related to improved operating results, and a $59,000 increase in commissions, due to higher sales during the year. Office supplies and maintenance increased approximately $39,000, primarily related to computer system upgrades. The remaining net increase relates to various smaller items. Compared to net sales, selling and administrative expenses declined from 16.8 percent in 2010 to 16.3 percent in 2011.

During the second quarter of 2011, we completed the sale of our Jefferson, Iowa property, which had formerly been used in our fastener segment operations. The sale resulted in a net gain of approximately $142,000. An additional net gain of $51,000 was recorded in 2011 from the sale of certain manufacturing equipment that had been underutilized.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The total distribution for the year was $.51 per share. On February 20, 2012, the Board of Directors declared a regular quarterly dividend of $.15 per share, payable March 20, 2012 to shareholders of record on March 5, 2012. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 78 years.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2011 were $1,611,789. Fastener segment additions accounted for $1,510,036 of the total, including $838,000 for cold heading and screw machine equipment and $110,000 for secondary processing equipment. These expenditures served to expand our production capacity and capabilities. We invested $241,000 for inspection and other quality related equipment and $251,000 for general plant improvements, including energy efficient lighting and roof repairs. The balance of the fastener segment additions were for packaging and other small equipment. Assembly equipment segment additions were $61,283, for production equipment. An additional $40,470 was invested in facility improvements and office equipment that benefits both operating segments.

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

Depreciation expense amounted to $971,496 in 2011 and $1,000,354 in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2011 was $15 million, an improvement of $.4 million from the beginning of the year. Improved customer demand, as well as rising raw material prices, resulted in an increase in inventories of $.9 million during 2011, as higher levels were maintained to ensure timely deliveries. Higher sales caused an increase in accounts receivable of $.4 million as of year-end. Partially offsetting these increases was an increase in accounts payable and accrued expenses of $.4 million, reflecting the greater level of operations. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $6.6 million at the end of 2011, a decline of $.5 million. The Company’s investing activities in 2011 consisted of capital expenditures of $1.6 million, which was partially funded by $.4 million in proceeds from asset disposals and a net reduction in certificates of deposit of $.5 million. The only financing activity during 2011 was the payment of $.5 million in dividends.

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

OUTLOOK FOR 2012

While current forecasts call for modest economic growth overall in 2012, various projections have suggested domestic automotive sales may increase as much as 10 percent. These conditions would be similar to what was experienced in 2011 and would be favorable to our fastener segment, while the assembly equipment segment, which derives sales from a broader industry base, may lag in comparison. While the sales potential of parts we produce for automotive applications is determined by the lifespan or success of the specific vehicle platform in which they are used, we believe that our efforts in recent years should provide the foundation for growth in 2012.

Forecasting costs is difficult due to the volatility we have experienced in recent years for raw materials, energy and various supplies. Increases in costs are often difficult to recover as many of our customers expect our prices to be held constant, if not reduced, over the life of a part, due to their customers having similar expectations. We will continue to seek ways to mitigate such increases through rigorous quoting and exploring ways to improve our operational efficiency.

The improvement in profitability and our sound financial position allowed us to make significant investments in our operations during 2011 that in some cases have provided immediate benefits in terms of added capabilities, capacity and efficiency. We also believe that we remain well positioned to take advantage of opportunities that may improve profitability in the future. We will continue to pursue new customer relationships and work to expand existing ones in all the markets we serve by emphasizing value over price and by concentrating our efforts on more complex parts in order to differentiate ourselves in a very competitive global marketplace.

Our success in the past year, as well as in the future, depends on numerous factors, a key element of which is the dedicated efforts of our workforce. We take this opportunity to gratefully acknowledge their contributions as well as the loyalty of our customers who have shown their confidence in our ability to provide them with quality solutions. We also recognize the continuing support of our shareholders.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.

ITEM 8—Financial Statements and Supplementary Data

See the sections entitled “Consolidated Financial Statements” and “Financial Statement Schedule” which appear on pages 16 through 19 of this report.

ITEM 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2011.

The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2012 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2012 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2012 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March  29, 2005.

ITEM 11—Executive Compensation

The information set forth in the Company’s 2012 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr. and George P. Lynch.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2012 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2012 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees—Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2012 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

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
Michael J. Bourg
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey	Chairman of the Board of Directors,
John A. Morrissey	Chief Executive Officer (Principal
Executive Officer) and Member of the
Executive Committee
March 28, 2012

/s/ Michael J. Bourg	President, Chief Operating Officer,
Michael J. Bourg	Treasurer (Principal Financial and
Accounting Officer), Director and
Member of the Executive Committee
March 28, 2012

/s/ Edward L. Chott	Director, Member of
Edward L. Chott	the Audit Committee
March 28, 2012

/s/ Kent H. Cooney	Director, Member of
Kent H. Cooney	the Audit Committee
March 28, 2012

/s/ William T. Divane, Jr.	Director, Member of
William T. Divane	the Audit Committee
March 28, 2012

/s/ George P. Lynch	Director
George P. Lynch	March 28, 2012

/s/ Walter W. Morrissey	Director, Member of the Executive
Walter W. Morrissey	Committee
March 28, 2012

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Grant Thornton LLP dated March 28, 2012, appearing on pages 4 to 11 of the accompanying 2011 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2011 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2011 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2011 Annual Report)

Consolidated Statements of Income (page 5 of 2011 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2011 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2011 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2011 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2011 Annual Report)

FINANCIAL STATEMENT SCHEDULE

2011 and 2010

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2011 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Page
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)	18

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	19

Chicago Rivet & Machine Co.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2011 and 2010

Classification	Balance at Beginning of Year	Additions Charged to Expenses	Deductions (1)	Balance at End of Year
2011
Allowance for doubtful accounts, returns and allowances	$135,000	$5,806	$10,806	$140,000

Inventory valuation allowance	$516,600	$221,113	$188,713	$549,000

2010
Allowance for doubtful accounts, returns and allowances	$155,000	$11,943	$31,943	$135,000

Inventory valuation allowance	$564,500	$122,814	$170,714	$516,600

(1)	Accounts receivable written off are net of recoveries.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

Board of Directors and Shareholders

of Chicago Rivet & Machine Co.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Chicago Rivet & Machine Co. and subsidiary referred to in our report dated March 28, 2012, which is included in the 2011 Annual Report to Shareholders. Our audits of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Chicago, Illinois

March 28, 2012

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through August 17, 2009. Incorporated by reference to the Company’s report on Form 10-K, dated March 23, 2010. File number 0000-01227

4.1	Rights Agreement, dated December 3, 2009, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. Incorporated by reference to the Company’s report on Form 8-K, dated November 16, 2009. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2011.	21 – 36

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.	37

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	38

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	39

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	40

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	41

101**	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.

**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.