Form 10-Q
period 2012-03-31
CHICAGO RIVET & MACHINE CO
filed 2012-05-04
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(630) 357-8500

Registrant’s Telephone Number, Including Area Code

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

As of March 31, 2012, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$199,867	$704,345
Certificates of deposit	5,798,000	5,880,000
Accounts receivable, net of allowance of $ 140,000	6,210,192	4,398,426
Inventories, net	5,065,446	5,212,040
Deferred income taxes	419,191	420,191
Other current assets	323,309	347,737

Total current assets	18,016,005	16,962,739

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,169,545	6,169,545
Production equipment and other	28,907,266	28,785,896

	36,314,961	36,193,591
Less accumulated depreciation	28,526,667	28,298,066

Net property, plant and equipment	7,788,294	7,895,525

Total assets	$25,804,299	$24,858,264

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011

	March 31, 2012	December 31, 2011
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,285,172	$968,266
Accrued wages and salaries	653,433	374,964
Other accrued expenses	531,989	453,594
Unearned revenue and customer deposits	90,103	151,652

Total current liabilities	2,560,697	1,948,476

Deferred income taxes	770,275	785,275

Total liabilities	3,330,972	2,733,751

Commitments and contingencies (Note 3)	—	—

Shareholders’ Equity:
Preferred stock, no par value, 500,000 share authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	24,810,195	24,461,381
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	22,473,327	22,124,513

Total liabilities and shareholders’ equity	$25,804,299	$24,858,264

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Net sales	$9,200,318	$7,814,368
Cost of goods sold	7,122,029	6,369,860

Gross profit	2,078,289	1,444,508
Selling and administrative expenses	1,391,598	1,285,005

Operating profit	686,691	159,503

Other income:
Interest income	8,852	11,929
Gain from the disposal of equipment	30,000	1,990
Other income	4,191	3,600

Income before income taxes	729,734	177,022
Provision for income taxes	236,000	60,000

Net income	$493,734	$117,022

Average common shares outstanding	966,132	966,132

Per share data:
Net income per share	$0.51	$0.12

Cash dividends declared per share	$0.15	$0.12

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Retained earnings at beginning of period	$24,461,381	$23,699,232
Net income	493,734	117,022
Cash dividends declared in the period; $.15 per share in 2012 and $.12 per share in 2011	(144,920)	(115,936)

Retained earnings at end of period	$24,810,195	$23,700,318

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$493,734	$117,022
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	243,996	243,244
Net gain on disposal of property and equipment	(30,000)	(1,990)
Deferred income taxes	(14,000)	(31,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,811,766)	(1,035,849)
Inventories, net	146,594	(490,373)
Other current assets	24,428	30,656
Accounts payable	282,297	749,714
Accrued wages and salaries	278,469	168,693
Other accrued expenses	78,395	(61,107)
Unearned revenue and customer deposits	(61,549)	(19,681)

Net cash used in operating activities	(369,402)	(330,671)

Cash flows from investing activities:
Capital expenditures	(102,156)	(240,914)
Proceeds from the sale of property and equipment	30,000	1,990
Proceeds from certificates of deposit	1,147,000	850,000
Purchases of certificates of deposit	(1,065,000)	(298,000)

Net cash provided by investing activities	9,844	313,076

Cash flows from financing activities:
Cash dividends paid	(144,920)	(115,936)

Net cash used in financing activities	(144,920)	(115,936)

Net decrease in cash and cash equivalents	(504,478)	(133,531)
Cash and cash equivalents at beginning of period	704,345	725,524

Cash and cash equivalents at end of period	$199,867	$591,993

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$34,609	$63,366

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2012 (unaudited) and December 31, 2011 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year.

Certain items in 2011 have been reclassified to conform to the presentation in 2012. These changes have no effect on the results of operations or the financial position of the Company.

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

4. The Company’s effective tax rates were approximately 32.3% and 33.9% for the first quarter of 2012 and 2011, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2009, 2010 and 2011 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2009, 2010 and 2011 federal income tax returns will expire on September 15, 2013, 2014 and 2015, respectively.

The Company’s state income tax returns for the 2009 through 2011 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2015. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2012	December 31, 2011
Raw material	$1,796,802	$2,016,032
Work-in-process	2,106,113	1,984,368
Finished goods	1,723,031	1,760,640

	5,625,946	5,761,040
Valuation reserves	(560,500)	(549,000)

	$5,065,446	$5,212,040

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated

Three Months Ended March 31, 2012:
Net sales	$8,334,120	$866,198	$—	$9,200,318

Depreciation	211,914	14,125	17,957	243,996

Segment profit	1,050,436	201,332	—	1,251,768
Selling and administrative expenses	—	—	(530,886)	(530,886)
Interest income	—	—	8,852	8,852

Income before income taxes				729,734

Capital expenditures	136,765	—	—	136,765

Segment assets:
Accounts receivable, net	5,806,019	404,173	—	6,210,192
Inventories, net	4,306,404	759,042	—	5,065,446
Property, plant and equipment, net	6,078,245	1,083,189	626,860	7,788,294
Other assets	—	—	6,740,367	6,740,367

				25,804,299

Three Months Ended March 31, 2011:
Net sales	$7,109,655	$704,713	$—	$7,814,368

Depreciation	208,947	15,877	18,420	243,244

Segment profit	564,166	111,755	—	675,921
Selling and administrative expenses	—	—	(510,828)	(510,828)
Interest income	—	—	11,929	11,929

Income before income taxes				177,022

Capital expenditures	235,301	31,250	37,729	304,280

Segment assets:
Accounts receivable, net	4,717,467	335,463	—	5,052,930
Inventories, net	3,955,201	845,326	—	4,800,527
Property, plant and equipment, net	5,726,679	1,113,867	699,368	7,539,914
Other assets	—	—	7,130,545	7,130,545

				24,523,916

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the first quarter of 2012 were $9,200,318, an increase of $1,385,950, or 17.7%, compared with $7,814,368 recorded in last year’s first quarter. The increase in sales reflects the continued improvement in our operations, as well as an increase in U.S. automotive production, upon which we rely for the majority of our revenue. The increase in revenue and continued emphasis on cost control measures have resulted in net income of $493,734, or $0.51 per share, in the first quarter of 2012 compared to net income of $117,022, or $0.12 per share, in the first quarter of 2011.

Fastener segment revenues were $8,334,120 in the first quarter of 2012, an increase of $1,224,465, or 17.2%, from the $7,109,655 reported in the first quarter of 2011. This marks the tenth consecutive quarter of increased sales for the fastener segment compared with the year earlier quarter. With the majority of such revenues derived from the automotive industry, the segment benefited from better-than-expected domestic demand for autos and trucks during the current year. Part of the improved demand is attributable to a relatively mild winter in many parts of the country, which may have accelerated some purchasing decisions. Raw material costs were higher in the first quarter compared to last year, with the average price for steel, our primary raw material, increasing 4.4% compared to the first quarter of 2011. Other variable cost of sales items were little changed overall as a percentage of net sales due to cost control efforts. Fixed costs, while higher on an absolute dollar basis, accounted for a smaller percentage of net sales due to the higher level of sales achieved in the current year. The combination of higher sales and improved plant utilization offset higher raw material prices, contributing to an increase in segment gross margin of $546,000.

Assembly equipment segment revenues increased by $161,485, or 22.9%, from $704,713 in the first quarter of 2011 to $866,198 in 2012. A greater number of machines shipped in the current year quarter compared with the first quarter of 2011, accounting for the majority of the sales increase, however, tools and machine parts sales also registered gains. Although materials prices were up from a year earlier, by keeping employment levels relatively unchanged, the increase in sales resulted in an improvement of assembly equipment segment margins of approximately $88,000 over the first quarter of 2011.

Selling and administrative expenses during the first quarter of 2012 were $1,391,598, an increase of $106,593, compared to the first quarter of 2011. The change is primarily due to a $44,000 increase in profit sharing expense, related to improved operating results, and a $30,000 increase in office supplies and maintenance expense, principally related to computer system upgrades. The remaining net increase in the quarter comprises various smaller items. Compared to net sales, selling and administrative expenses for the first quarter declined from 16.4% in 2011 to 15.1% in 2012.

Working capital amounted to $15.5 million as of March 31, 2012, an increase of approximately $.5 million from the beginning of the current year. The largest component of the net change in the first quarter was accounts receivable, which increased by $1.8 million due to the greater sales activity during the quarter, compared to the fourth quarter of 2011. Partially offsetting this change was an increase of $.6 million in accounts payable and accrued expenses since the beginning of the year. These balances are consistent with the level of activity during the quarter. The net result of these changes and other cash flow items on cash and certificates of deposit was a decrease of $.6 million, to $6 million, as of March 31, 2012. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report solid improvement in sales and profits in the first quarter of 2012, compared with the previous quarter and the first quarter of 2011. However, our outlook is tempered due to conditions over which we have little control, including a persistently low growth rate in the domestic economy, for which current forecasts offer little hope for significant improvement in the near-term, and threats to the automotive supply chain that could interrupt the strong demand we have experienced early this year. A recent explosion at a manufacturing facility in Germany that makes a resin used in several safety-critical components, while not having a direct impact on our production capability, was initially thought to be serious enough to disrupt domestic vehicle production due to its limited availability. While not as dramatic as last year’s earthquake in Japan, these occurrences highlight the interconnected nature of the global automotive supply chain. Amidst these concerns, we have been able to maintain our sound financial condition while pursuing opportunities to profitably grow our revenues and improve our bottom line. We will continue to make adjustments to our activities which we feel are necessary based on conditions in our markets, while maintaining the high level of quality and reliability of service our customers demand.

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

PART II — OTHER INFORMATION

Item 4. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO. (Registrant)

Date: May 4, 2012	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2012	/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.