Form 10-Q
period 2012-06-30
CHICAGO RIVET & MACHINE CO
filed 2012-08-10
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of June 30, 2012, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$602,336	$704,345
Certificates of deposit	6,187,000	5,880,000
Accounts receivable, net of allowance of $140,000	5,420,892	4,398,426
Inventories, net	5,227,478	5,212,040
Deferred income taxes	419,191	420,191
Other current assets	245,378	347,737

Total current assets	18,102,275	16,962,739

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,188,535	6,169,545
Production equipment and other	29,200,274	28,785,896

	36,626,959	36,193,591
Less accumulated depreciation	28,710,314	28,298,066

Net property, plant and equipment	7,916,645	7,895,525

Total assets	$26,018,920	$24,858,264

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2012 and December 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,349,036	$968,266
Accrued wages and salaries	694,337	374,964
Other accrued expenses	399,270	453,594
Unearned revenue and customer deposits	49,162	151,652

Total current liabilities	2,491,805	1,948,476

Deferred income taxes	758,275	785,275

Total liabilities	3,250,080	2,733,751

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	25,105,708	24,461,381
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	22,768,840	22,124,513

Total liabilities and shareholders’ equity	$26,018,920	$24,858,264

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$8,429,201	$8,134,104	$17,629,519	$15,948,472
Cost of goods sold	6,533,152	6,205,420	13,655,181	12,575,280

Gross profit	1,896,049	1,928,684	3,974,338	3,373,192
Selling and administrative expenses	1,280,038	1,258,503	2,671,636	2,543,508

Operating profit	616,011	670,181	1,302,702	829,684

Other income and expenses:
Interest income	7,833	11,089	16,685	23,018
Gain from disposal of property and equipment	27,500	187,073	57,500	189,063
Other income	4,088	4,178	8,279	7,778

Income before provision for income taxes	655,432	872,521	1,385,166	1,049,543
Provision for income taxes	215,000	285,000	451,000	345,000

Net income	$440,432	$587,521	$934,166	$704,543

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income per share	$0.46	$0.61	$0.97	$0.73

Cash dividends declared per share	$0.15	$0.12	$0.30	$0.24

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Retained earnings at beginning of period	$24,461,381	$23,699,232

Net income for the period	934,166	704,543

Cash dividends declared in the period; $.30 per share in 2012 and $.24 per share in 2011	(289,839)	(231,872)

Retained earnings at end of period	$25,105,708	$24,171,903

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$934,166	$704,543
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	492,286	481,542
Net gain on disposal of property and equipment	(57,500)	(189,063)
Deferred income taxes	(26,000)	(54,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,022,466)	(1,029,393)
Inventories, net	(15,438)	(585,583)
Other current assets	102,359	61,831
Accounts payable	300,212	193,225
Accrued wages and salaries	319,373	213,577
Other accrued expenses	(54,324)	56,397
Unearned revenue and customer deposits	(102,490)	10,044

Net cash provided by (used in) operating activities	870,178	(136,880)

Cash flows from investing activities:
Capital expenditures	(432,848)	(663,775)
Proceeds from the sale of property and equipment	57,500	412,390
Proceeds from certificates of deposit	2,244,000	2,155,000
Purchases of certificates of deposit	(2,551,000)	(995,000)

Net cash (used in) provided by investing activities	(682,348)	908,615

Cash flows from financing activities:
Cash dividends paid	(289,839)	(231,872)

Net cash used in financing activities	(289,839)	(231,872)

Net (decrease) increase in cash and cash equivalents	(102,009)	539,863
Cash and cash equivalents at beginning of period	704,345	725,524

Cash and cash equivalents at end of period	$602,336	$1,265,387

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$80,558	$66,496

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2012 (unaudited) and December 31, 2011 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2012 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were approximately 32.8% and 32.7% for the second quarter of 2012 and 2011, respectively, and 32.6% and 32.9% for the six months ended June 30, 2012 and 2011, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2012	December 31, 2011
Raw material	$1,969,458	$2,016,032
Work-in-process	1,965,002	1,984,368
Finished goods	1,868,018	1,760,640

Inventory, Gross	5,802,478	5,761,040
Less: Valuation reserves	(575,000)	(549,000)

Inventory, Net	$5,227,478	$5,212,040

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended June 30, 2012:
Net sales	$7,605,981	$823,220	$—	$8,429,201

Depreciation	216,207	14,125	17,958	248,290

Segment profit	882,371	231,433	—	1,113,804
Selling and administrative expenses	—	—	(493,705)	(493,705)
Gain from the disposal of property and equipment	—	—	27,500	27,500
Interest income	—	—	7,833	7,833

Income before income taxes				$655,432

Capital expenditures	269,281	68,203	39,157	376,641

Segment assets:
Accounts receivable, net	5,055,675	365,217	—	5,420,892
Inventories, net	4,430,149	797,329	—	5,227,478
Property, plant and equipment, net	6,131,318	1,137,267	648,060	7,916,645
Other assets	—	—	7,453,905	7,453,905

				$26,018,920

Three Months Ended June 30, 2011:
Net sales	$7,307,006	$827,098	$—	$8,134,104

Depreciation	204,001	15,877	18,420	238,298

Segment profit	953,663	201,022	—	1,154,685
Selling and administrative expenses	—	—	(480,326)	(480,326)
Gain from the disposal of property and equipment	—	—	187,073	187,073
Interest income	—	—	11,089	11,089

Income before income taxes				$872,521

Capital expenditures	395,976	30,015	—	425,991

Segment assets:
Accounts receivable, net	4,629,002	417,472	—	5,046,474
Inventories, net	4,063,062	832,675	—	4,895,737
Property, plant and equipment, net	5,695,327	1,128,005	680,948	7,504,280
Other assets	—	—	7,164,764	7,164,764

				$24,611,255

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Six Months Ended June 30, 2012:
Net sales	$15,940,101	$1,689,418	$—	$17,629,519

Depreciation	428,121	28,250	35,915	492,286

Segment profit	1,932,807	432,765	—	2,365,572
Selling and administrative expenses	—	—	(1,054,591)	(1,054,591)
Gain from the disposal of property and equipment	—	—	57,500	57,500
Interest income	—	—	16,685	16,685

Income before income taxes				$1,385,166

Capital expenditures	406,046	68,203	39,157	513,406

Six Months Ended June 30, 2011:
Net sales	$14,416,661	$1,531,811	$—	$15,948,472

Depreciation	412,948	31,754	36,840	481,542

Segment profit	1,517,829	312,777	—	1,830,606
Selling and administrative expenses	—	—	(993,144)	(993,144)
Gain from the disposal of property and equipment	—	—	189,063	189,063
Interest income	—	—	23,018	23,018

Income before income taxes				$1,049,543

Capital expenditures	631,277	61,265	37,729	730,271

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the second quarter of 2012, as well as for the current year to date, reflect continued growth compared to the year earlier periods. Net sales for the second quarter of 2012 were $8,429,201, an increase of $295,097, or 3.6%, compared with the year earlier quarter. For the first half of 2012, net sales totaled $17,629,519, an improvement of $1,681,047, or 10.5%, compared with the first half of 2011. The increase in sales reflects the continued improvement in our operations, as well as an increase in U.S. automotive production, upon which we rely for the majority of our revenue. Net income for the second quarter of 2012 was $440,432, or $0.46 per share, compared with $587,521, or $0.61 per share, in the second quarter of 2011. The decline was primarily due to certain gains reported in the second quarter of 2011. Net income for the first half of 2012 increased to $934,166, or $0.97 per share, compared with $704,543, or $0.73 per share, reported in 2011.

Fastener segment revenues for the second quarter of 2012 improved 4.1% to $7,605,981, from the $7,307,006 reported in the second quarter of 2011. This marks the eleventh consecutive quarter of increased sales for the fastener segment compared with the year earlier quarter. With the majority of such revenues derived from the automotive industry, the segment has benefited from increased production and sales of domestic autos and trucks during the current year. For the first six months of the year, fastener segment revenues were $15,940,101, an increase of $1,523,440, or 10.6%, compared to the first half of 2011. While recent increases in raw material prices eased somewhat in the second quarter, higher labor, supplies and repair expenses offset the increase in sales during the second quarter, resulting in a fastener segment gross margin of $1,576,126 compared to $1,640,684 in the second quarter of 2011. For the first six months of 2012, fastener segment gross margin has improved to $3,369,087, from $2,887,645 a year earlier, as the growth in sales has more than offset increases in costs of sales.

Assembly equipment segment revenues were $823,220 in the second quarter of 2012, a decline of less than 1% compared to the second quarter of 2011, when revenues were $827,098. However, the strong results reported in the first quarter have resulted in a 10.3% overall increase in assembly equipment segment sales, to $1,689,418, for the first half of 2012 compared to the $1,531,811 reported for the first half of 2011. By reducing certain manufacturing overhead items from year earlier levels, segment gross margin improved in the second quarter compared to last year by approximately $32,000. For the first half of the year, the increase in sales and overhead reductions combined to improve the assembly equipment segment gross margin by approximately $120,000 compared to the first half of 2011.

Selling and administrative expenses for the second quarter of 2012 were $1,280,038, an increase of $21,535, or 1.7%, compared with the year earlier quarter. The increase is primarily related to higher payroll and related expenses. For the first six months of the year, selling and administrative expenses have increased $128,128, from $2,543,508 in 2011 to $2,671,636 in 2012. Payroll and related expenses account for approximately $48,000 of the increase while profit sharing expense has increased by $41,000 due to improved profitability, compared to last year. The remaining net increase includes $29,000 related to computer system upgrades, and various smaller items. Selling and administrative expenses as a percentage of net sales for the first half of 2012 declined to 15.2%, from 15.9% in 2011.

Gains from the disposal of property and equipment were $27,500 in the second quarter of 2012 and $57,500 for the current year to date, compared to $187,073 and $189,063 for the respective periods of 2011. Included in the second quarter of 2011 and the first six months of that year was a gain of approximately $142,000 from the sale of our Jefferson, Iowa property.

Working capital at June 30, 2012 amounted to $15.6 million, an increase of approximately $.6 million from the beginning of the year. Most of the net increase is due to a $1 million greater accounts receivable balance, related to the increase in sales during the quarter, compared to the seasonally lower sales late in the fourth quarter of 2011. Partially offsetting this change are increases in accounts payable of approximately $.4 million and accrued payroll of $.3 million that reflect the increased level of operations. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $.2 million increase in such total balances from the beginning of the year, to $6.8 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report improved sales in both the second quarter and the current year to date. While net income in the second quarter declined compared to the prior year quarter, primarily due to the larger gains reported in 2011, net income for the first half of 2012 has improved 32.6% over 2011. The recovery in the domestic economy remains weak, due in part to high unemployment and low consumer confidence. Most published reports see little improvement in the near term in that regard, although projections for domestic automotive sales remain well ahead of last year’s totals, which is a positive factor for us. We are cautious in our outlook due to factors over which we have little influence, but by having maintained a sound financial condition in this challenging environment, we will be able to continue to invest in our business and pursue opportunities to improve our operations and bottom line. We will make adjustments to our activities which we feel are necessary based on conditions in our markets, while maintaining the high level of quality and reliability of service our customers demand.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 10, 2012

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.