Form 10-Q
period 2012-09-30
CHICAGO RIVET & MACHINE CO
filed 2012-11-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,306,506	$704,345
Certificates of deposit	6,056,282	5,880,000
Accounts receivable, net of allowance of $150,000 and $140,000, respectively	5,453,193	4,398,426
Inventories, net	5,214,761	5,212,040
Deferred income taxes	422,191	420,191
Other current assets	365,899	347,737

Total current assets	18,818,832	16,962,739

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,188,535	6,169,545
Production equipment and other	29,266,900	28,785,896

	36,693,585	36,193,591
Less accumulated depreciation	28,961,678	28,298,066

Net property, plant and equipment	7,731,907	7,895,525

Total assets	$26,550,739	$24,858,264

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,229,279	$968,266
Accrued wages and salaries	847,726	374,964
Other accrued expenses	494,576	453,594
Unearned revenue and customer deposits	125,622	151,652

Total current liabilities	2,697,203	1,948,476

Deferred income taxes	766,275	785,275

Total liabilities	3,463,478	2,733,751

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	25,424,129	24,461,381
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	23,087,261	22,124,513

Total liabilities and shareholders’ equity	$26,550,739	$24,858,264

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$8,537,639	$7,821,606	$26,167,158	$23,770,078
Cost of goods sold	6,612,846	6,075,288	20,268,027	18,650,568

Gross profit	1,924,793	1,746,318	5,899,131	5,119,510
Selling and administrative expenses	1,263,236	1,288,872	3,934,872	3,832,380

Operating profit	661,557	457,446	1,964,259	1,287,130
Other income and expenses:

Interest income	8,185	9,794	24,870	32,812
Gain from disposal of property and equipment	—	800	57,500	189,863
Other income	3,600	3,600	11,879	11,378

Income before provision for income taxes	673,342	471,640	2,058,508	1,521,183
Provision for income taxes	210,000	154,000	661,000	499,000

Net income	$463,342	$317,640	$1,397,508	$1,022,183

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Earnings per share	$0.48	$0.33	$1.45	$1.06

Cash dividends declared per share	$0.15	$0.12	$0.45	$0.36

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Retained earnings at beginning of period	$24,461,381	$23,699,232
Net income for the period	1,397,508	1,022,183
Cash dividends declared in the period; $.45 per share in 2012 and $.36 per share in 2011	(434,760)	(347,807)

Retained earnings at end of period	$25,424,129	$24,373,608

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net income	$1,397,508	$1,022,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	743,650	723,368
Net gain on disposal of property and equipment	(57,500)	(189,863)
Deferred income taxes	(21,000)	(55,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,054,767)	(1,318,724)
Inventories, net	(2,721)	(518,783)
Other current assets	(18,162)	(25,464)
Accounts payable	261,013	346,128
Accrued wages and salaries	472,762	389,047
Other accrued expenses	40,982	164,938
Unearned revenue and customer deposits	(26,030)	13,915

Net cash provided by operating activities	1,735,735	551,745

Cash flows from investing activities:
Capital expenditures	(580,032)	(993,200)
Proceeds from the sale of property and equipment	57,500	413,190
Proceeds from certificates of deposit	4,200,000	4,230,000
Purchases of certificates of deposit	(4,376,282)	(4,170,000)

Net cash used in investing activities	(698,814)	(520,010)

Cash flows from financing activities:
Cash dividends paid	(434,760)	(347,807)

Net cash used in financing activities	(434,760)	(347,807)

Net increase (decrease) in cash and cash equivalents	602,161	(316,072)
Cash and cash equivalents at beginning of period	704,345	725,524

Cash and cash equivalents at end of period	$1,306,506	$409,452

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$10,555

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2012 and December 31, 2011 and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2012 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were 31.2% and 32.7% for the third quarter of 2012 and 2011, respectively, and 32.1% and 32.8% for the nine months ended September 30, 2012 and 2011, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2012	December 31, 2011
Raw material	$2,032,904	$2,016,032
Work-in-process	2,203,712	1,984,368
Finished goods	1,568,745	1,760,640

Inventory, Gross	5,805,361	5,761,040
Less: Valuation reserves	(590,600)	(549,000)

Inventory, Net	$5,214,761	$5,212,040

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2012:
Net sales	$7,841,672	$695,967	$—	$8,537,639

Depreciation	216,732	14,725	19,907	251,364

Segment profit	1,024,865	144,816	—	1,169,681
Selling and administrative expenses	—	—	(504,524)	(504,524)
Interest income	—	—	8,185	8,185

Income before income taxes				$673,342

Capital expenditures	66,626	—	—	66,626

Segment assets:
Accounts receivable, net	5,061,072	392,121	—	5,453,193
Inventories, net	4,392,211	822,550	—	5,214,761
Property, plant and equipment, net	5,981,212	1,122,542	628,153	7,731,907
Other assets	—	—	8,150,878	8,150,878

				$26,550,739

Three Months Ended September 30, 2011:
Net sales	$6,913,898	$907,708	$—	$7,821,606

Depreciation	208,054	15,352	18,420	241,826
Segment profit	715,701	257,288	—	972,989
Selling and administrative expenses	—	—	(511,943)	(511,943)
Gain from the disposal of property and equipment	—	—	800	800
Interest income	—	—	9,794	9,794

Income before income taxes				$471,640

Capital expenditures	273,484	—	—	273,484

Segment assets:
Accounts receivable, net	4,943,928	391,877	—	5,335,805
Inventories, net	4,008,132	820,805	—	4,828,937
Property, plant and equipment, net	5,760,757	1,112,653	662,528	7,535,938
Other assets	—	—	7,499,124	7,499,124

				$25,199,804

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2012:
Net sales	$23,781,773	$2,385,385	$—	$26,167,158

Depreciation	644,853	42,975	55,822	743,650

Segment profit	2,957,672	577,581	—	3,535,253
Selling and administrative expenses	—	—	(1,559,115)	(1,559,115)
Gain from the disposal of property and equipment	—	—	57,500	57,500
Interest income	—	—	24,870	24,870

Income before income taxes				$2,058,508

Capital expenditures	472,672	68,203	39,157	580,032

Nine Months Ended September 30, 2011:
Net sales	$21,330,559	$2,439,519	$—	$23,770,078

Depreciation	621,002	47,106	55,260	723,368

Segment profit	2,233,530	570,065	—	2,803,595
Selling and administrative expenses	—	—	(1,505,087)	(1,505,087)
Gain from the disposal of property and equipment	—	—	189,863	189,863
Interest income	—	—	32,812	32,812

Income before income taxes				$1,521,183

Capital expenditures	904,761	61,265	37,729	1,003,755

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results for the third quarter of 2012, as well as those of the current year to date, reflect a continuation of the improvement reported in recent quarters compared to year earlier periods. Net sales for the third quarter this year totaled $8,537,639, an increase of $716,033, or 9.2%, compared with the third quarter of 2011. As of September 30, 2012, year to date sales totaled $26,167,158, an improvement of $2,397,080, or 10.1%, compared with the first three quarters of 2011. The increase in revenue helped to improve net income for the third quarter to $463,342, or $0.48 per share, compared with $317,640, or $0.33 per share, in the third quarter of 2011. Net income for the current year to date, which has benefited from the revenue growth achieved during the first three quarters as well as ongoing efficiency initiatives, was $1,397,508, or $1.45 per share, compared with $1,022,183, or $1.06 per share, reported in 2011.

During the third quarter, fastener segment revenues improved to $7,841,672 from $6,913,898 in the year earlier quarter, an increase of $927,774, or 13.4%. This marks three years of consecutive quarterly increases in fastener segment sales compared with the year earlier period. For the first three quarters of the year, fastener segment revenues have increased $2,451,214, or 11.5%, to $23,781,773 in the current year from $21,330,559 in 2011. While the majority of this segment’s revenues are derived from the automotive industry, current year sales for this segment have exceeded the growth seen in domestic automotive production. We experienced lower raw material prices in the third quarter this year compared to a year earlier, which combined with higher sales resulted in a fastener segment gross margin of $1,708,174 compared to $1,404,704 in the third quarter of 2011. For the first three quarters of 2012, the fastener segment gross margin has improved to $5,077,261, from $4,292,349 a year earlier, primarily due to higher sales in the current year, as the higher material prices incurred in the first half of the year have been offset by reductions we have seen in recent months.

Revenues within the assembly equipment segment were $695,967 in the third quarter of 2012, a decrease of $211,741, or 23.3%, compared to the third quarter of 2011, when revenues were $907,708. Sales for this segment can fluctuate due to large orders which do not necessarily follow a predictable pattern. Current year to date revenues of $2,385,385 represent a modest decline of $54,134, or 2.2%, compared to the $2,439,519 reported in 2011. While the lower sales in the third quarter this year resulted in a drop in gross margin to $216,619 from $341,614 in the third quarter a year ago, by maintaining manufacturing costs at levels near or below the prior year, gross margins for the assembly equipment segment declined less than 1% to $821,870 for the first three quarters, from $827,161 in the same period in 2011.

Selling and administrative expenses for the third quarter of 2012 were $1,263,236, a decline of $25,636, or 2%, compared to the year earlier quarter total of $1,288,872. The decrease is due in part to lower payroll related expenses of approximately $27,000 and office supplies expenses of approximately $23,000, which are returning to normal levels after last year’s computer system upgrades. These savings were partially offset by an increase in profit sharing of $20,000 related to improved profitability. For the first three quarters of the year, selling and administrative expenses have increased $102,492, or 2.7%, from $3,832,380 in 2011 to $3,934,872 in 2012. Profit sharing expense has increased by $61,000 for the year due to improved profitability, compared to last year, while the remaining net increase includes various smaller items. Selling and administrative expenses as a percentage of net sales for the first three quarters of 2012 declined to 15% from 16.1% in 2011.

A slight decline in other income was reported in the third quarter of 2012 compared to the same period of 2011, and gains from the disposal of property and equipment were approximately $132,000 lower in the first three quarters of 2012 compared to the same period of 2011 due to the sale of our Jefferson, Iowa property in the second quarter of 2011.

Working capital at September 30, 2012 was $16.1 million, an increase of approximately $1.1 million from December 31, 2011. Most of the net improvement relates to an increase in accounts receivable balances of more than $1 million, related to greater sales during the quarter compared to the seasonally lower sales late in the fourth quarter of 2011. Partially offsetting this change are increases in accounts payable and accrued payroll totaling $.7 million that reflect the increased level of operations. The net result of these changes and other cash flow items, including a $.4 million reduction in capital expenditures during the first three quarters of the current year compared to last year, on cash, cash equivalents and certificates of deposit leaves such total balances at $7.4 million, up from $6.6 million at the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report results for both the third quarter and the current year to date that reflect our successful efforts to increase sales and net income. This success has allowed us to maintain a strong financial position and make prudent investments in our operations in an effort to position the company for further success. Even though the recovery in the domestic economy has been tentative due to high unemployment and weak confidence, we will continue to pursue opportunities to profitably grow our revenues and improve our bottom line, while maintaining the high level of product quality and reliability of service our customers demand.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 6, 2012

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2012

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.