Form 10-K
period 2012-12-31
CHICAGO RIVET & MACHINE CO
filed 2013-03-28
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-01227

CHICAGO RIVET & MACHINE CO.

(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State of incorporation)	(I.R.S. Employer Identification Number)

901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock—$1.00 Par Value (including Preferred Stock Purchase Rights)	NYSE MKT (Trading privileges only, not registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2012 was $14,549,621.

As of March 25, 2013, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2012 (the “2012 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2012

PART I

ITEM 1—Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 9 of the Company’s 2012 Annual Report to Shareholders. The 2012 Annual Report is filed as an exhibit to this report.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2012, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems Corporation accounted for approximately 18% and 17% of the Company’s consolidated revenues in 2012 and 2011, respectively. Sales to Fisher & Company accounted for approximately 15% and 16% of the Company’s consolidated revenues in 2012 and 2011, respectively.

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

At December 31, 2012, the Company employed 228 people.

The Company has no foreign operations, and sales to foreign customers represent only a minor portion of the Company’s total sales.

ITEM 1A—Risk Factors

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

Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by fierce competition, and has undergone major restructuring in recent years in response to overcapacity, narrowing profit margins, significant pension and health care liabilities and excess debt. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before rebounding in 2010. Although automotive production and sales have increased in 2010 through 2012, any decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

Our sales to two customers constituted approximately 33% of our consolidated revenues in 2012 and 2011. Sales to TI Group Automotive Systems Corporation accounted for approximately 18% and 17% of the Company’s consolidated revenues in 2012 and 2011, respectively. Sales to Fisher & Company accounted for approximately 15% and 16% of the Company’s consolidated revenues in 2012 and 2011, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE MKT (not registered, trading privileges only). The average daily trading volume for our common stock during 2012 was less than 3,000 shares per day, and on some days we have zero volume. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B—Unresolved Staff Comments

None.

ITEM 2—Properties

The Company’s headquarters is located in Naperville, Illinois. It conducts its manufacturing and warehousing operations at three additional facilities. All of these facilities are described below. Each facility is owned by the Company and considered suitable and adequate for its present use. The Company also maintains a small sales and engineering office in Pembroke, Massachusetts in a leased office.

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

ITEM 4—Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 15, 2013, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	77	Chairman, Chief Executive Officer	32

Michael J. Bourg	50	President, Chief Operating Officer and Treasurer	14

Kimberly A. Kirhofer	54	Secretary	22

•	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

•

Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

•

Mrs. Kirhofer has been Secretary of the Company since August 1991, and was Assistant Secretary of the Company from February 1991 through August 1991. Prior to that, she held various administrative positions with the Company since May 1983.

PART II

ITEM 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE MKT (trading privileges only, not registered). As of March 5, 2013 there were approximately 190 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2012 Annual Report is incorporated herein by reference. The 2012 Annual Report is filed as an exhibit to this report. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends,” for additional information about the Company’s dividend policy.

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

RESULTS OF OPERATIONS

Results for 2012 were successful by most measures as we increased our revenues to the highest level in five years and our net income to the highest level in ten years. Revenues were $34,223,772 in 2012, a 10.7 percent increase from $30,915,122 in 2011. The increase in revenue was aided by domestic automotive production that reached its highest level since 2007 as well as increased volume to certain non-automotive customers. The increase in revenue more than offset raw material price fluctuations experienced during the year, resulting in net income of $1,745,741, or $1.81 per share, in 2012 compared with net income of $1,254,877, or $1.30 per share, in 2011. These positive results enabled the payment of an extra dividend in the fourth quarter, which brought the total dividend payout for 2012 to the highest amount in nine years.

2012 Compared to 2011

The pace of the domestic economic recovery continued to be slow in 2012, with high unemployment and stagnant wage growth, as well as the lingering effects of the financial crisis, keeping consumer spending restrained. The automotive sector was an exception to these forces as the average age of cars on U.S. roads reached an all-time high, which helped propel auto sales to double digit growth for the third straight year after the recent recession. Our fastener segment, which relies on the automotive sector for the majority of its revenues, benefited from this environment. These favorable conditions in the automotive market, coupled with our ongoing efforts to increase revenues, resulted in fastener segment sales of $30,999,163 in 2012, compared with $27,832,279 in 2011, an increase of 11.4 percent. The fourth quarter of 2012 marked the thirteenth consecutive quarter of sales exceeding the year earlier quarter. Higher raw material prices early in the year receded as the year progressed leaving most cost of sales components increasing at the year’s inflationary rate. The combination of higher sales and moderate increases in cost components resulted in an increase in fastener segment gross margins of $866,485 during 2012 compared to 2011.

Assembly equipment segment revenues were $3,224,609 in 2012, an increase of $141,766, or 4.6 percent, compared to the $3,082,843 recorded in 2011. An increase in the number of machines shipped, as well as a higher average unit value during 2012, accounted for most of the increase in the equipment segment sales. By holding operating costs to levels consistent with the prior year, the higher sales resulted in an increase in assembly equipment gross margins of $135,393 in 2012.

Selling and administrative expenses were $5,186,760 in 2012, an increase of $153,309, or 3 percent, compared to the 2011 total of $5,033,451. The change is primarily due to an increase in profit sharing expense of $95,322, related to improved operating results. An increase of approximately $39,000 in payroll and related expenses and various smaller items make up the remaining net increase. As a percentage of net sales, selling and administrative expenses declined from 16.3 percent in 2011 to 15.2 percent in 2012.

Other income was $118,099 in 2012 compared to $249,804 in 2011. The decline was primarily due to a gain of approximately $142,000 in 2011 from the sale of our Jefferson, Iowa property, which had formerly been used in our fastener segment operations.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends of $.15 per share during 2012. In addition, an extra dividend of $.30 per share was paid during the fourth quarter, bringing the total distribution for the year to $.90 per share. On February 18, 2013, the Board of Directors declared a regular quarterly dividend of $.15 per share, payable March 20, 2013 to shareholders of record on March 5, 2013. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 79 years.

PROPERTY, PLANT AND EQUIPMENT

Capital expenditures during 2012 totaled $1,187,746, of which $1,018,734 was invested in equipment for our fastener operations. Inspection equipment accounted for $450,720 of the fastener segment additions while cold heading and screw machine equipment comprised $371,466 of the total. Equipment to perform secondary operations on parts accounted for $46,582 of the additions, while the remaining additions of $149,966 were for various general plant and office equipment. Assembly equipment segment additions totaled $68,203, for a new turning center. Investments for the benefit of both operating segments, primarily for building improvements, totaled $100,809 during 2012.

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

Depreciation expense amounted to $993,951 in 2012 and $971,496 in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2012 was $15.9 million, an improvement of $.9 million from the beginning of the year. Higher sales caused an increase in accounts receivable of $.2 million as of year-end. A decline in inventory of $.3 million offset this increase, while current liabilities were little changed from the beginning of the year. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $7.5 million at the end of 2012, an increase of $.9 million. The Company’s investing activities in 2012 consisted primarily of capital expenditures of $1.2 million. The only financing activity during 2012 was the payment of $.9 million in dividends.

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

OUTLOOK FOR 2013

Forecasts for economic growth in 2013 call for modest improvement over the rate achieved in 2012; however, ongoing uncertainty related to how the federal government may act to improve economic growth while dealing with large deficits continues to threaten the fragile three year old recovery. Unlike a year ago, when domestic automotive sales were projected by many to increase 10 percent, we are starting the new year with more subdued projections regarding automotive sales growth, with most projections in the low single digits. While these forecasts would underpin our outlook for fastener sales, our assembly equipment segment, which derives sales from a broad industry base, may continue to lag in comparison if business sentiment does not improve.

While the overall rate of inflation has been relatively low during the aforementioned recovery, a variety of our cost components have seen greater increases or experienced periods of volatility, including raw materials, certain supplies, fuel and insurance. That history of volatility makes forecasting costs difficult. At this time, there is no expectation that overall inflation will rise significantly in the near-term, but the accommodative monetary policy of recent years may eventually give rise to higher inflation which could negatively impact operations. Given that increases in costs are often difficult to recover, we will continue to concentrate our efforts on mitigating such increases through rigorous quoting and working to improve our operational efficiency.

The improvement in profitability and our sound financial position have allowed us to make significant investments in our operations in recent years while also increasing shareholder distributions. We believe that we remain well positioned to take advantage of opportunities that may improve profitability in the future. We will continue to pursue new customer relationships and work to expand existing ones in all the markets we serve by emphasizing value over price and by concentrating our efforts on more complex parts in order to differentiate ourselves in a very competitive global marketplace.

Our success in the past year, as well as in the future, depends on numerous factors, a key element of which is the dedicated efforts of our employees, who consistently work to meet the ever-changing challenges that characterize today’s manufacturing environment. We gratefully acknowledge their contributions as well as the loyalty of our customers, who entrust their confidence in us to provide them with quality solutions. We also take this opportunity to thank our shareholders for their support.

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

ITEM 9A—Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2012.

The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance

The information in the Company’s 2013 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2013 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2013 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March  29, 2005.

ITEM 11—Executive Compensation

The information set forth in the Company’s 2013 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr. and George P. Lynch.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2013 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2013 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees—Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14—Principal Accountant Fees and Services

The information set forth in the Company’s 2013 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

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
Michael J. Bourg
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey	Chairman of the Board of Directors,
John A. Morrissey	Chief Executive Officer (Principal
Executive Officer) and Member of the Executive Committee
March 28, 2013

/s/ Michael J. Bourg	President, Chief Operating Officer,
Michael J. Bourg	Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee
March 28, 2013

/s/ Edward L. Chott	Director, Member of
Edward L. Chott	the Audit Committee
March 28, 2013

/s/ Kent H. Cooney	Director, Member of
Kent H. Cooney	the Audit Committee
March 28, 2013

/s/ William T. Divane, Jr.	Director, Member of
William T. Divane	the Audit Committee
March 28, 2013

/s/ George P. Lynch	Director
George P. Lynch	March 28, 2013

/s/ Walter W. Morrissey	Director, Member of the Executive
Walter W. Morrissey	Committee
March 28, 2013

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Grant Thornton LLP dated March 28, 2013, appearing on pages 4 to 11 of the accompanying 2012 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2012 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2012 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2012 Annual Report)

Consolidated Statements of Income (page 5 of 2012 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2012 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2012 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2012 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2012 Annual Report)

FINANCIAL STATEMENT SCHEDULE

2012 and 2011

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2012 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Page
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)	18

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	19

Chicago Rivet & Machine Co.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2012 and 2011

	Balance at Beginning	Additions Charged to		Balance at
Classification	of Year	Expenses	Deductions(1)	End of Year
2012
Allowance for doubtful accounts, returns and allowances	$140,000	$17,358	$7,358	$150,000
Inventory valuation allowance	$549,000	$186,141	$185,141	$550,000
2011
Allowance for doubtful accounts, returns and allowances	$135,000	$10,806	$5,806	$140,000
Inventory valuation allowance	$516,600	$221,113	$188,713	$549,000

(1)	Accounts receivable written off are net of recoveries.

Report of Independent Registered Public Accounting Firm on

Financial Statement Schedule

Board of Directors and Shareholders

of Chicago Rivet & Machine Co.

We have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Chicago Rivet & Machine Co. and subsidiary (the “Company”) referred to in our report dated March 28, 2013, which is included in the 2012 Annual Report to Shareholders. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2), which is the responsibility of the Company’s management. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 28, 2013

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 18, 2013.

4.1	Rights Agreement, dated December 3, 2009, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. Incorporated by reference to the Company’s report on Form 8-K, dated November 16, 2009. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2012.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.
**	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.