Form 10-Q
period 2013-03-31
CHICAGO RIVET & MACHINE CO
filed 2013-05-10
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,755,131	$392,810
Certificates of deposit	5,385,000	7,088,000
Accounts receivable, net of allowance of $150,000	5,863,016	4,577,932
Inventories, net	5,284,492	4,936,372
Deferred income taxes	428,191	416,191
Other current assets	318,003	422,332

Total current assets	19,033,833	17,833,637

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,257,974	6,244,064
Production equipment and other	29,564,445	29,495,765

	37,060,569	36,977,979
Less accumulated depreciation	29,165,694	28,900,113

Net property, plant and equipment	7,894,875	8,077,866

Total assets	$26,928,708	$25,911,503

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

	2013	2012
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,534,591	$1,003,647
Accrued wages and salaries	655,726	409,695
Other accrued expenses	475,072	460,245
Unearned revenue and customer deposits	73,696	84,905

Total current liabilities	2,739,085	1,958,492

Deferred income taxes	880,275	952,275

Total liabilities	3,619,360	2,910,767

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	25,646,216	25,337,604
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	23,309,348	23,000,736

Total liabilities and shareholders’ equity	$26,928,708	$25,911,503

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Net sales	$9,125,736	$9,200,318
Cost of goods sold	7,115,475	7,122,029

Gross profit	2,010,261	2,078,289
Selling and administrative expenses	1,351,814	1,391,598

Operating profit	658,447	686,691

Other income:
Interest income	8,485	8,852
Gain from the disposal of equipment	—	30,000
Other income	3,600	4,191

Income before income taxes	670,532	729,734
Provision for income taxes	217,000	236,000

Net income	$453,532	$493,734

Average common shares outstanding	966,132	966,132

Per share data:
Net income per share	$0.47	$0.51

Cash dividends declared per share	$0.15	$0.15

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Retained earnings at beginning of period	$25,337,604	$24,461,381

Net income	453,532	493,734

Cash dividends declared in the period; $.15 per share in 2013 and 2012	(144,920)	(144,920)

Retained earnings at end of period	$25,646,216	$24,810,195

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$453,532	$493,734
Adjustments to reconcile net income to net cashused in operating activities:
Depreciation	265,581	243,996
Gain on disposal of equipment	—	(30,000)
Deferred income taxes	(84,000)	(14,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,285,084)	(1,811,766)
Inventories, net	(348,120)	146,594
Other current assets	104,329	24,428
Accounts payable	499,342	282,297
Accrued wages and salaries	246,031	278,469
Other accrued expenses	14,827	78,395
Unearned revenue and customer deposits	(11,209)	(61,549)

Net cash used in operating activities	(144,771)	(369,402)

Cash flows from investing activities:
Capital expenditures	(50,988)	(102,156)
Proceeds from the sale of equipment	—	30,000
Proceeds from certificates of deposit	2,450,000	1,147,000
Purchases of certificates of deposit	(747,000)	(1,065,000)

Net cash provided by investing activities	1,652,012	9,844

Cash flows from financing activities:
Cash dividends paid	(144,920)	(144,920)

Net cash used in financing activities	(144,920)	(144,920)

Net increase (decrease) in cash and cash equivalents	1,362,321	(504,478)
Cash and cash equivalents at beginning of period	392,810	704,345

Cash and cash equivalents at end of period	$1,755,131	$199,867

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$31,602	$34,609

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2013 (unaudited) and December 31, 2012 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were approximately 32.4% and 32.3% for the first quarter of 2013 and 2012, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2010, 2011 and 2012 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2010, 2011 and 2012 federal income tax returns will expire on September 15, 2014, 2015 and 2016, respectively.

The Company’s state income tax returns for the 2010 through 2012 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2016. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2013	December 31, 2012

Raw material	$2,095,188	$2,009,691
Work-in-process	2,263,903	1,869,830
Finished goods	1,485,401	1,606,851

Inventory, gross	5,844,492	5,486,372
Valuation reserves	560,000	550,000

Inventory, net	$5,284,492	$4,936,372

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended March 31, 2013:
Net sales	$8,302,744	$822,992	$—	$9,125,736

Depreciation	232,479	14,050	19,052	265,581

Segment profit	996,164	212,416	—	1,208,580
Selling and administrative expenses	—	—	(546,533)	(546,533)
Interest income	—	—	8,485	8,485

Income before income taxes				$670,532

Capital expenditures	48,979	29,547	4,064	82,590

Segment assets:
Accounts receivable, net	5,481,700	381,316	—	5,863,016
Inventories, net	4,485,868	798,624	—	5,284,492
Property, plant and equipment, net	6,179,780	1,121,815	593,280	7,894,875
Other assets	—	—	7,886,325	7,886,325

				$26,928,708

Three Months Ended March 31, 2012:
Net sales	$8,334,120	$866,198	$—	$9,200,318

Depreciation	211,914	14,125	17,957	243,996

Segment profit	1,050,436	201,332	—	1,251,768
Selling and administrative expenses	—	—	(560,886)	(560,886)
Gain from the disposal of equipment	—	—	30,000	30,000
Interest income	—	—	8,852	8,852

Income before income taxes				$729,734

Capital expenditures	136,765	—	—	136,765

Segment assets:
Accounts receivable, net	5,806,019	404,173	—	6,210,192
Inventories, net	4,306,404	759,042	—	5,065,446
Property, plant and equipment, net	6,078,245	1,083,189	626,860	7,788,294
Other assets	—	—	6,740,367	6,740,367

				$25,804,299

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the first quarter of 2013 were $9,125,736 compared to $9,200,318 in the first quarter of 2012. The less than 1% decline was primarily due to there being fewer shipping days in the current year quarter. This decline in revenues resulted in net income of $453,532, or $0.47 per share, in the first quarter of this year compared to $493,734, or $0.51 per share, in the first quarter of 2012.

Fastener segment revenues were $8,302,744 in the first quarter of 2013, declining fractionally from $8,334,120 reported in the first quarter of 2012. This ends a string of quarterly increases in sales over the previous year quarter that extended more than three years. The decline was primarily due to fewer shipping days in the current year as well as a slowdown in the increase in domestic automotive production, upon which we rely for the majority of our fastener segment sales. Tooling costs increased $186,000 in the quarter, largely due to the introduction of new parts. These higher costs were offset by reductions in the price of certain raw materials, principally steel, in the first quarter of this year compared to last year. Our cost control efforts were successful in keeping other cost of sales items little changed as a percentage of net sales. The net result of these factors was a decline in fastener segment gross margin of approximately $79,000.

Assembly equipment segment revenues were $822,992 in the first quarter of 2013 compared to $866,198 in the first quarter of 2012. The 5% revenue decline was due to fewer machines being shipped in the current year quarter and lower machine tool sales. Despite the decline in revenues, assembly equipment segment margins improved over the first quarter of 2012 by approximately $11,000 due to lower material costs and reductions in certain variable overhead expenses. Machine orders as of March 31, 2013 exceeded the level recorded one year earlier.

Selling and administrative expenses during the first quarter of 2013 were $1,351,814, a decline of 2.9% compared to $1,391,598 recorded in the first quarter of 2012. Sales commissions increased by approximately $18,000 for the quarter compared to the first quarter of 2012, but that increase was more than offset by a reduction in payroll and related expenses of approximately $37,000 and various smaller items. Compared to net sales, selling and administrative expenses declined to 14.8% for the current year quarter compared to 15.1% in the first quarter of 2012.

Working capital amounted to $16.3 million as of March 31, 2013, an increase of approximately $.4 million from the beginning of the current year. The largest component of the net change in the first quarter was accounts receivable, which increased by $1.3 million due to greater sales activity during the quarter, compared to the fourth quarter of 2012. Partially offsetting this change was an increase of $.8 million in accounts payable and accrued expenses since the beginning of the year. These balances are consistent with the level of activity during the quarter. The net result of these changes and other cash flow items on cash and certificates of deposit was a decrease of $.3 million, to $7.1 million, as of March 31, 2013. After the end of the quarter, $1.3 million of cash was invested in the purchase of equipment for the production of cold-formed parts. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report positive results for the first quarter of 2013. With an improved order backlog compared to a year ago, as well as forecasted growth in domestic automotive sales, our outlook for the near-term remains positive. Although overall economic growth has remained slow, our sound financial condition has allowed us to invest in our operations in an effort to remain competitive, as well as pursue opportunities to profitably grow our revenues and improve our bottom line. We will continue to make adjustments to our activities which we feel are necessary based on conditions in our markets, while maintaining the high level of quality and reliability of service our customers demand.

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

PART II—OTHER INFORMATION

Item 4. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)
Date: May 10, 2013
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.