Form 10-Q
period 2013-06-30
CHICAGO RIVET & MACHINE CO
filed 2013-08-09
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 26, 2013, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$876,983	$392,810
Certificates of deposit	5,908,248	7,088,000
Accounts receivable, net of allowance of $150,000	5,801,140	4,577,932
Inventories, net	4,992,252	4,936,372
Deferred income taxes	433,191	416,191
Other current assets	268,131	422,332

Total current assets	18,279,945	17,833,637

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,280,657	6,244,064
Production equipment and other	31,267,957	29,495,765

	38,786,764	36,977,979
Less accumulated depreciation	29,312,482	28,900,113

Net property, plant and equipment	9,474,282	8,077,866

Total assets	$27,754,227	$25,911,503

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

	June 30, 2013	December 31, 2012
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,483,596	$1,003,647
Accrued wages and salaries	755,449	409,695
Other accrued expenses	625,654	460,245
Unearned revenue and customer deposits	197,611	84,905

Total current liabilities	3,062,310	1,958,492

Deferred income taxes	889,275	952,275

Total liabilities	3,951,585	2,910,767

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	26,139,510	25,337,604
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	23,802,642	23,000,736

Total liabilities and shareholders’ equity	$27,754,227	$25,911,503

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$9,327,643	$8,429,201	$18,453,379	$17,629,519
Cost of goods sold	7,115,077	6,533,152	14,230,552	13,655,181

Gross profit	2,212,566	1,896,049	4,222,827	3,974,338
Selling and administrative expenses	1,328,927	1,280,038	2,680,741	2,671,636

Operating profit	883,639	616,011	1,542,086	1,302,702

Other income and expenses:
Interest income	7,000	7,833	15,485	16,685
Gain from disposal of equipment	42,486	27,500	42,486	57,500
Other income	4,088	4,088	7,688	8,279

Income before income taxes	937,213	655,432	1,607,745	1,385,166
Provision for income taxes	299,000	215,000	516,000	451,000

Net income	$638,213	$440,432	$1,091,745	$934,166

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income per share	$0.66	$0.46	$1.13	$0.97

Cash dividends declared per share	$0.15	$0.15	$0.30	$0.30

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Retained earnings at beginning of period	$25,337,604	$24,461,381

Net income for the period	1,091,745	934,166

Cash dividends declared in the period; $.30 per share in 2013 and 2012	(289,839)	(289,839)

Retained earnings at end of period	$26,139,510	$25,105,708

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$1,091,745	$934,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	530,819	492,286
Gain on disposal of equipment	(42,486)	(57,500)
Deferred income taxes	(80,000)	(26,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,223,208)	(1,022,466)
Inventories, net	(55,880)	(15,438)
Other current assets	154,201	102,359
Accounts payable	280,255	300,212
Accrued wages and salaries	345,754	319,373
Other accrued expenses	165,409	(54,324)
Unearned revenue and customer deposits	112,706	(102,490)

Net cash provided by operating activities	1,279,315	870,178

Cash flows from investing activities:
Capital expenditures	(1,775,255)	(432,848)
Proceeds from the sale of equipment	90,200	57,500
Proceeds from certificates of deposit	4,765,000	2,244,000
Purchases of certificates of deposit	(3,585,248)	(2,551,000)

Net cash used in investing activities	(505,303)	(682,348)

Cash flows from financing activities:
Cash dividends paid	(289,839)	(289,839)

Net cash used in financing activities	(289,839)	(289,839)

Net increase (decrease) in cash and cash equivalents	484,173	(102,009)
Cash and cash equivalents at beginning of period	392,810	704,345

Cash and cash equivalents at end of period	$876,983	$602,336

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$199,694	$80,558

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2013 (unaudited) and December 31, 2012 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2013 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were approximately 31.9% and 32.8% for the second quarter of 2013 and 2012, respectively, and 32.1% and 32.6% for the six months ended June 30, 2013 and 2012, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2013	December 31, 2012
Raw material	$1,929,681	$2,009,691
Work-in-process	2,101,618	1,869,830
Finished goods	1,562,953	1,606,851

Inventory, gross	5,594,252	5,486,372
Valuation reserves	602,000	550,000

Inventory, net	$4,992,252	$4,936,372

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2013:
Net sales	$8,463,688	$863,955	$—	$9,327,643

Depreciation	231,989	14,050	19,199	265,238

Segment profit	1,165,813	237,510	—	1,403,323
Selling and administrative expenses	—	—	(515,596)	(515,596)
Gain from the disposal of equipment	—	—	42,486	42,486
Interest income	—	—	7,000	7,000

Income before income taxes				$937,213

Capital expenditures	1,862,043	30,316	—	1,892,359

Segment assets:
Accounts receivable, net	5,449,624	351,516	—	5,801,140
Inventories, net	4,204,473	787,779	—	4,992,252
Property, plant and equipment, net	7,762,120	1,138,081	574,081	9,474,282
Other assets	—	—	7,486,553	7,486,553

				$27,754,227

Three Months Ended June 30, 2012:
Net sales	$7,605,981	$823,220	$—	$8,429,201

Depreciation	216,207	14,125	17,958	248,290

Segment profit	882,371	231,433	—	1,113,804
Selling and administrative expenses	—	—	(493,705)	(493,705)
Gain from the disposal of equipment	—	—	27,500	27,500
Interest income	—	—	7,833	7,833

Income before income taxes				$655,432

Capital expenditures	269,281	68,203	39,157	376,641

Segment assets:
Accounts receivable, net	5,055,675	365,217	—	5,420,892
Inventories, net	4,430,149	797,329	—	5,227,478
Property, plant and equipment, net	6,131,318	1,137,267	648,060	7,916,645
Other assets	—	—	7,453,905	7,453,905

				$26,018,920

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Six Months Ended June 30, 2013:
Net sales	$16,766,432	$1,686,947	$—	$18,453,379

Depreciation	464,468	28,100	38,251	530,819

Segment profit	2,161,977	449,926	—	2,611,903
Selling and administrative expenses	—	—	(1,062,129)	(1,062,129)
Gain from the disposal of equipment	—	—	42,486	42,486
Interest income	—	—	15,485	15,485

Income before income taxes				$1,607,745

Capital expenditures	1,911,022	59,863	4,064	1,974,949

Six Months Ended June 30, 2012:
Net sales	$15,940,101	$1,689,418	$—	$17,629,519

Depreciation	428,121	28,250	35,915	492,286

Segment profit	1,932,807	432,765	—	2,365,572
Selling and administrative expenses	—	—	(1,054,591)	(1,054,591)
Gain from the disposal of equipment	—	—	57,500	57,500
Interest income	—	—	16,685	16,685

Income before income taxes				$1,385,166

Capital expenditures	406,046	68,203	39,157	513,406

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the second quarter of 2013, as well as for the current year to date, reflect continued growth compared to the year earlier periods. Net sales for the second quarter of 2013 were $9,327,643, an increase of $898,442, or 10.7%, compared with the year earlier quarter. For the first half of 2013, net sales totaled $18,453,379, an improvement of $823,860, or 4.7%, compared with the first half of 2012. The increase in sales is primarily due to our efforts to increase sales to automotive customers, that are currently benefiting from an increase in U.S. automotive production, in an otherwise slow economy. Net income for the second quarter of 2013 was $638,213, or $0.66 per share, compared with $440,432, or $0.46 per share, in the second quarter of 2012. The increase was primarily due to higher sales and improved margins. Net income for the first half of 2013 increased to $1,091,745, or $1.13 per share, compared with $934,166, or $0.97 per share, reported in 2012.

Fastener segment revenues for the second quarter of 2013 improved 11.3%, to $8,463,688, from $7,605,981 reported in the second quarter of 2012. This marks the fourteenth quarter of sales exceeding the previous year quarter out of the last fifteen. With the majority of such revenues derived from the automotive industry, the segment has benefited from increased North American production and sales of autos and trucks during the current year. For the first six months of the year, fastener segment revenues were $16,766,432, an increase of $826,331, or 5.2%, compared to the first half of 2012. The increase in fastener segment sales during the second quarter resulted in improved margins, offsetting a $146,000 increase in tooling costs that was primarily related to the introduction of new parts into production. Additionally, lower prices for certain raw material contributed to improved results, while cost control efforts were successful in keeping other cost of sales items little changed as a percentage of net sales. The net result of these factors was an increase in fastener segment gross margins of approximately $317,000 during the quarter. This reverses a $79,000 reduction in fastener segment margins incurred in the first quarter when sales growth was absent to offset increased tooling expenses related to new parts production.

Assembly equipment segment revenues were $863,955 in the second quarter of 2013, an increase of $40,735, or 4.9%, compared to the second quarter of 2012, when revenues were $823,220. Second quarter sales increased 5% compared to the first quarter of 2013 and offsets most of the decline experienced in the first quarter compared to the year earlier period. Year to date assembly equipment sales of $1,686,947 are only fractionally lower than a year earlier at June 30. The increase in second quarter sales over the first quarter of this year, while keeping manufacturing costs comparable, resulted in an improvement in segment margins of approximately $23,000 in the quarter compared to the first quarter of 2013, and left year to date margins approximately $10,000 ahead of the first half of 2012.

Selling and administrative expenses for the second quarter of 2013 were $1,328,927, an increase of $48,889, or 3.8%, compared with the year earlier quarter. The increase is primarily due to a $26,000 increase in profit sharing expense as a result of improved operating results. Additionally, commissions increased approximately $19,000 compared to the year earlier quarter, due to the higher sales in the current year. For the first six months of the year, selling and administrative expenses have increased a modest $9,105, from $2,671,636 in 2012, to $2,680,741 in 2013. While profit sharing and commission expense have increased a combined $55,000 on a year to date basis, these increases have largely been offset by reductions in other items in the current year, primarily related to payroll. Selling and administrative expenses as a percentage of net sales for the first half of 2013 declined to 14.5%, from 15.2% in 2012.

Working capital at June 30, 2013 amounted to $15.2 million, a decline of approximately $.7 million from the beginning of the year. The decline is primarily due to the $1.5 million increase in capital expenditures in the first half of 2013 compared to the first half of 2012. Total capital expenditures for the current year are nearly $2 million, with $1.5 million related to investments in cold heading equipment that will increase our capabilities as well as capacity. Another factor impacting the change in working capital is the increase of $1.2 million in accounts receivable, related to the higher sales during the quarter, compared to the seasonally lower sales late in the fourth quarter of 2012. This increase is partially offset by separate increases of approximately $.5 million in accounts payable and accrued expenses, which reflect the greater level of activity typical for this time of year compared to the end of the prior year. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $.7 million reduction in such total balances from the beginning of the year, to $6.8 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report higher sales and net income for the second quarter and year to date compared to the year earlier periods. Our strong performance in 2013 has resulted in a 16.9% improvement in net income for the first half of the year compared to the first half of 2012. Our earnings in recent years and strong balance sheet have allowed us to make significant investments in our operations this year which we expect to contribute positively to operating results in the future. With the domestic automotive market continuing to be one of the more healthy sectors of an otherwise slow-growing U.S. economy, we will strive to continue to deliver positive results from our activities in that area while also pursuing other actions that would be favorable to our operations.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 9, 2013

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.