Form 10-Q
period 2013-09-30
CHICAGO RIVET & MACHINE CO
filed 2013-11-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 1, 2013, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$914,445	$392,810
Certificates of deposit	5,958,348	7,088,000
Accounts receivable, net of allowance of $153,000 and $150,000, respectively	6,248,403	4,577,932
Inventories, net	4,894,521	4,936,372
Deferred income taxes	435,191	416,191
Other current assets	350,247	422,332

Total current assets	18,801,155	17,833,637

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,382,545	6,244,064
Production equipment and other	31,601,123	29,495,765

	39,221,818	36,977,979
Less accumulated depreciation	29,233,800	28,900,113

Net property, plant and equipment	9,988,018	8,077,866

Total assets	$28,789,173	$25,911,503

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

	September 30, 2013	December 31, 2012
Liabilities and Shareholders’ Equity	(Unaudited)
Current Liabilities:
Accounts payable	$1,426,371	$1,003,647
Accrued wages and salaries	965,056	409,695
Other accrued expenses	697,772	460,245
Unearned revenue and customer deposits	210,773	84,905

Total current liabilities	3,299,972	1,958,492
Deferred income taxes	1,011,275	952,275

Total liabilities	4,311,247	2,910,767

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	26,814,794	25,337,604
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	24,477,926	23,000,736

Total liabilities and shareholders’ equity	$28,789,173	$25,911,503

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$9,461,778	$8,537,639	$27,915,157	$26,167,158
Cost of goods sold	6,931,307	6,612,846	21,161,859	20,268,027

Gross profit	2,530,471	1,924,793	6,753,298	5,899,131
Selling and administrative expenses	1,391,902	1,263,236	4,072,643	3,934,872

Operating profit	1,138,569	661,557	2,680,655	1,964,259
Other income and expenses:
Interest income	7,801	8,185	23,286	24,870
Gain from disposal of equipment	74,235	—	116,721	57,500
Other income	3,600	3,600	11,288	11,879

Income before income taxes	1,224,205	673,342	2,831,950	2,058,508
Provision for income taxes	404,000	210,000	920,000	661,000

Net income	$820,205	$463,342	$1,911,950	$1,397,508

Average common shares outstanding	966,132	966,132	966,132	966,132

Per share data:
Net income per share	$0.85	$0.48	$1.98	$1.45

Cash dividends declared per share	$0.15	$0.15	$0.45	$0.45

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Retained earnings at beginning of period	$25,337,604	$24,461,381
Net income for the period	1,911,950	1,397,508
Cash dividends declared in the period;
$.45 per share in 2013 and 2012	(434,760)	(434,760)

Retained earnings at end of period	$26,814,794	$25,424,129

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$1,911,950	$1,397,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	801,689	743,650
Gain on disposal of equipment	(116,721)	(57,500)
Deferred income taxes	40,000	(21,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,670,471)	(1,054,767)
Inventories, net	41,851	(2,721)
Other current assets	72,085	(18,162)
Accounts payable	413,512	261,013
Accrued wages and salaries	555,361	472,762
Other accrued expenses	237,527	40,982
Unearned revenue and customer deposits	125,868	(26,030)

Net cash provided by operating activities	2,412,651	1,735,735

Cash flows from investing activities:
Capital expenditures	(2,751,108)	(580,032)
Proceeds from the sale of equipment	165,200	57,500
Proceeds from certificates of deposit	5,363,000	4,200,000
Purchases of certificates of deposit	(4,233,348)	(4,376,282)

Net cash used in investing activities	(1,456,256)	(698,814)

Cash flows from financing activities:
Cash dividends paid	(434,760)	(434,760)

Net cash used in financing activities	(434,760)	(434,760)

Net increase in cash and cash equivalents	521,635	602,161
Cash and cash equivalents at beginning of period	392,810	704,345

Cash and cash equivalents at end of period	$914,445	$1,306,506

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$9,212	$—

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2013 (unaudited) and December 31, 2012 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2013 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were 33.0% and 31.2% for the third quarter of 2013 and 2012, respectively, and 32.5% and 32.1% for the nine months ended September 30, 2013 and 2012, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2013	December 31, 2012
Raw material	$1,835,909	$2,009,691
Work-in-process	2,135,314	1,869,830
Finished goods	1,555,298	1,606,851

Inventory, gross	5,526,521	5,486,372
Valuation reserves	632,000	550,000

Inventory, net	$4,894,521	$4,936,372

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2013:
Net sales	$8,631,105	$830,673	$—	$9,461,778
Depreciation	237,621	14,050	19,199	270,870
Segment profit	1,453,799	228,013	—	1,681,812
Selling and administrative expenses	—	—	(539,643)	(539,643)
Gain from the disposal of equipment	—	—	74,235	74,235
Interest income	—	—	7,801	7,801

Income before income taxes				$1,224,205

Capital expenditures	518,150	—	267,221	785,371
Segment assets:
Accounts receivable, net	5,873,916	374,487	—	6,248,403
Inventories, net	3,994,869	899,652	—	4,894,521
Property, plant and equipment, net	8,309,105	1,124,031	554,882	9,988,018
Other assets	—	—	7,658,231	7,658,231

				$28,789,173

Three Months Ended September 30, 2012:
Net sales	$7,841,672	$695,967	$—	$8,537,639
Depreciation	216,732	14,725	19,907	251,364
Segment profit	1,024,865	144,816	—	1,169,681
Selling and administrative expenses	—	—	(504,524)	(504,524)
Interest income	—	—	8,185	8,185

Income before income taxes				$673,342

Capital expenditures	66,626	—	—	66,626
Segment assets:
Accounts receivable, net	5,061,072	392,121	—	5,453,193
Inventories, net	4,392,211	822,550	—	5,214,761
Property, plant and equipment, net	5,981,212	1,122,542	628,153	7,731,907
Other assets	—	—	8,150,878	8,150,878

				$26,550,739

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Nine Months Ended September 30, 2013:
Net sales	$25,397,537	$2,517,620	$—	$27,915,157
Depreciation	702,089	42,150	57,450	801,689
Segment profit	3,615,776	677,939	—	4,293,715
Selling and administrative expenses	—	—	(1,601,772)	(1,601,772)
Gain from the disposal of equipment	—	—	116,721	116,721
Interest income	—	—	23,286	23,286

Income before income taxes				$2,831,950

Capital expenditures	2,429,172	59,863	271,285	2,760,320
Nine Months Ended September 30, 2012:
Net sales	$23,781,773	$2,385,385	$—	$26,167,158
Depreciation	644,853	42,975	55,822	743,650
Segment profit	2,957,672	577,581	—	3,535,253
Selling and administrative expenses	—	—	(1,559,115)	(1,559,115)
Gain from the disposal of equipment	—	—	57,500	57,500
Interest income	—	—	24,870	24,870

Income before income taxes				$2,058,508

Capital expenditures	472,672	68,203	39,157	580,032

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results for the third quarter of 2013, as well as those of the current year to date, reflect strong growth in sales and net income compared to year earlier periods. Net sales in the third quarter were $9,461,778 this year, an increase of $924,139, or 10.8%, compared with the third quarter of 2012. As of September 30, 2013, year to date sales totaled $27,915,157, an improvement of $1,747,999, or 6.7%, compared with the first three quarters of 2012. The increase in revenue helped to improve net income for the third quarter to $820,205, or $0.85 per share, compared with $463,342, or $0.48 per share, in the third quarter of 2012. Net income for the current year to date, which has benefited from the revenue growth achieved during the first three quarters as well as ongoing efficiency initiatives, was $1,911,950, or $1.98 per share, compared with $1,397,508, or $1.45 per share, reported in 2012.

During the third quarter, fastener segment revenues improved to $8,631,105 from $7,841,672 in the year earlier quarter, an increase of $789,433, or 10.1%. For the first three quarters of the year, fastener segment revenues have increased $1,615,764, or 6.8%, to $25,397,537 from $23,781,773 in 2012. With the majority of such revenues derived from the automotive industry, the segment has benefited from increased North American production and sales of autos and trucks during the current year. Production costs were positively impacted by favorable raw material prices in the third quarter this year compared to a year earlier. Additionally, we achieved savings of approximately $47,000 related to production tooling, after incurring higher expenses for the first two quarters this year compared to their year earlier periods. These savings, combined with higher sales, resulted in fastener segment gross margin of $2,228,251 for the third quarter of 2013 compared to $1,708,174 for the third quarter of 2012. The fastener segment gross margin for the first three quarters of 2013 improved to $5,835,469 from $5,077,261 in 2012, primarily due to higher sales in the current year, as well as favorable raw material prices in the current year.

Revenues within the assembly equipment segment were $830,673 in the third quarter of 2013, an increase of $134,706, or 19.4%, compared to the third quarter of 2012, when revenues were $695,967. Current year to date revenues of $2,517,620 represents an increase of $132,235, or 5.5%, compared to the $2,385,385 reported for the first three quarters of 2012. The increase in assembly equipment sales is primarily related to a greater number of machines being shipped during the third quarter and year to date. The increase in third quarter and year to date sales has resulted in improvement in segment margins of approximately $86,000 for the quarter, and $96,000 year to date, compared to last year.

Selling and administrative expenses for the third quarter of 2013 were $1,391,902, an increase of $128,666, or 10.2%, compared to the year earlier quarter total of $1,263,236. The increase is primarily due a $71,000 increase in profit sharing expense related to greater profitability, and a $29,000 increase in commissions, due to higher sales in the current year. For the first three quarters of the year, selling and administrative expenses have increased $137,771, or 3.5%, from $3,934,872 in 2012 to $4,072,643 in 2013. Profit sharing expense has increased by $89,000 for the year due to improved profitability and commissions have increased approximately $66,000 due to the higher sales. Payroll related expenses have declined approximately $46,000 due to headcount reductions since last year, while the remaining net increase includes various smaller items. Selling and administrative expenses as a percentage of net sales for the first three quarters of 2013 declined to 14.6% from 15% in 2012.

Other income in the third quarter was approximately $74,000 higher than the third quarter of 2012 and has increased approximately $57,000 on a year to date basis, due to gains on the sale of certain equipment formerly used in the fastener segment, brought on by the investment in new equipment.

Working capital as of September 30, 2013 amounted to $15.5 million, a decline of approximately $.4 million from the beginning of the year. The decline is primarily due to the $2.2 million increase in capital expenditures in the first three quarters of 2013 compared to the same period of 2012. Total capital expenditures for the current year are approximately $2.8 million, with $2.4 million related to investments in cold heading equipment, concentrated in equipment that will increase our capabilities as well as capacity. Another factor impacting the change in working capital is the increase of $1.7 million in accounts receivable, related to the higher sales during the quarter, compared to the seasonally lower sales late in the fourth quarter of 2012. This increase is partially offset by an increase of approximately $.4 million in accounts payable and $.8 million in accrued expenses, which reflect the greater level of activity that is typical for this time of year compared to the end of the prior year. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $.6 million reduction in such total balances from the beginning of the year, to $6.9 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report improved operating results for both the third quarter and current year to date compared to the year earlier periods. Higher sales and operating margins, have resulted in a 36.8% increase in net income for the first nine months of this year compared to the same period of 2012. While the growth in the overall U.S. economy has been modest in recent years, the strength of the domestic automotive market has provided opportunities for growth that we have successfully pursued. Additionally, our positive results in recent years and strong balance sheet have allowed us to make significant investments in our operations this year which we expect to contribute positively to operating results in the future. We will continue to pursue opportunities to profitably grow our revenues and improve our operating results, while maintaining the high level of product quality and reliability of service our customers demand.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO. (Registrant)

Date: November 8, 2013	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.