Form 10-K
period 2013-12-31
CHICAGO RIVET & MACHINE CO
filed 2014-03-21
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2013 was $21,226,669.

As of March 17, 2014, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2013 (the “2013 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2013

PART I

ITEM 1—Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 9 of the Company’s 2013 Annual Report to Shareholders. The 2013 Annual Report is filed as an exhibit to this report.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2013, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems Corporation accounted for approximately 18% of the Company’s consolidated revenues in both 2013 and 2012. Sales to Fisher & Company accounted for approximately 14% and 15% of the Company’s consolidated revenues in 2013 and 2012, respectively.

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

At December 31, 2013, the Company employed 235 people.

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

Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by fierce competition, and has undergone major restructuring in recent years in response to overcapacity, narrowing profit margins, significant pension and health care liabilities and excess debt. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before rebounding in 2010. Although automotive production and sales have increased in 2010 through 2013, any decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

Our sales to two customers constituted approximately 32% and 33% of our consolidated revenues in 2013 and 2012, respectively. Sales to TI Group Automotive Systems Corporation accounted for approximately 18% of the Company’s consolidated revenues in both 2013 and 2012. Sales to Fisher & Company accounted for approximately 14% and 15% of the Company’s consolidated revenues in 2013 and 2012, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE MKT (not registered, trading privileges only). The average daily trading volume for our common stock during 2013 was less than 4,000 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 15, 2014, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	78	Chairman, Chief Executive Officer	33

Michael J. Bourg	51	President, Chief Operating Officer and Treasurer	15

•	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

•

Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE MKT (trading privileges only, not registered). As of March 5, 2014 there were approximately 180 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2013 Annual Report is incorporated herein by reference. The 2013 Annual Report is filed as an exhibit to this report. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends,” for additional information about the Company’s dividend policy.

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

RESULTS OF OPERATIONS

Results for 2013 reflect strong growth in sales and net income compared to the year earlier periods. Revenues were $37,117,830 in 2013, an 8.5 percent increase from $34,223,772 reported in 2012. This includes a 14.2 percent increase in revenues, to $9,202,673, in the fourth quarter of 2013 from $8,056,614 in the fourth quarter of 2012. Both the fastener segment and the assembly equipment segment achieved increases in revenue and higher gross margins during the year, aided by growth in domestic automotive production, which is our primary market, as well as increased sales to certain non-automotive customers. The increase in revenue and improved margins resulted in a 42 percent increase in net income, to $2,479,029, or $2.57 per share, compared with net income of $1,745,741, or $1.81 per share, in 2012. These positive results have allowed us to make significant investments in production equipment and facilities improvements in 2013, while increasing shareholder distributions.

2013 Compared to 2012

The average age of vehicles on U.S. roads reached a new high in 2013, which, coupled with an improving economy, led to increased sales of automobiles and light trucks during the year. Our fastener segment, which relies on the automotive sector for the majority of its revenues, benefited from this environment as well as our ongoing efforts to increase sales in all markets. Fastener segment sales were $33,616,593 in 2013, compared with $30,999,163 in 2012, an increase of 8.4 percent. This marked the fourth consecutive year of sales exceeding the year earlier period. Favorable material pricing in combination with higher sales resulted in an increase in fastener segment gross margins of $1,054,281 during 2013 compared to 2012.

Assembly equipment segment revenues were $3,501,237 in 2013, an increase of $276,628, or 8.6 percent, compared to $3,224,609 recorded in 2012. An increase in the number of machines shipped, as well as a certain high-value order shipped during the fourth quarter of 2013, accounted for most of the increase in the assembly equipment segment sales. The higher sales for the segment combined with overhead costs that were kept at levels consistent with the prior year, resulted in an increase in assembly equipment segment gross margins of $157,372 in 2013.

Selling and administrative expenses were $5,397,861 in 2013, an increase of $211,101, or 4.1 percent, compared to the 2012 total of $5,186,760. The change is primarily due to an increase in profit sharing expense of $114,600, related to improved operating results, and higher commissions of $89,477 related to the increase in sales. As a percentage of net sales, selling and administrative expenses declined from 15.2 percent in 2012 to 14.5 percent in 2013.

Other income was $160,835 in 2013 compared to $118,099 in 2012. The increase was primarily due to gains on the sale of certain equipment formerly used in our fastener segment operations, as a result of the investment in new equipment.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. In November 2013, the quarterly dividend was increased from $.15 per share to $.18 per share. The Company paid four regular quarterly dividends totaling $.63 per share during 2013. On February 17, 2014, the Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2014 to shareholders of record on March 5, 2014. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 80 years. At that same meeting, the Board also declared an extra dividend of $.40 per share payable March 20, 2014 to shareholders of record on March 5, 2014.

PROPERTY, PLANT AND EQUIPMENT

Capital expenditures during 2013 totaled $3,474,858, of which $3,092,842 was invested in equipment for our fastener operations. Cold heading and screw machine equipment comprised $2,678,440 of the total and $414,402 was expended for equipment used in performing secondary operations on parts, inspection equipment and other general plant equipment. Assembly equipment segment additions totaled $90,010, primarily for building improvements. Additional investments of $292,006 for building improvements and office equipment were made in 2013 that benefit both operating segments.

Total capital expenditures in 2012 were $1,187,746, of which $1,018,734 was invested in equipment for our fastener operations. Inspection equipment accounted for $450,720 of the fastener segment additions while cold heading and screw machine equipment comprised $371,466 of the total. Equipment to perform secondary operations on parts accounted for $46,582, while the remaining additions of $149,966 were for various general plant and office equipment. Assembly equipment segment additions in 2012 were $68,203, for a new turning center. Investments for the benefit of both operating segments, primarily for building improvements, totaled $100,809 during 2012.

Depreciation expense amounted to $1,093,062 in 2013 and $993,951 in 2012.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2013 was $15.5 million, a reduction of $.3 million from the beginning of the year. The most significant factor reducing working capital during the year was the $2.3 million increase in capital expenditures during the year compared to 2012. Partially offsetting that amount was the $.9 million increase in accounts receivable as of year-end as a result of higher fourth quarter sales. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $6.7 million at the end of 2013, a decrease of $.8 million. The Company’s investing activities in 2013 consisted primarily of capital expenditures of $3.5 million. The only financing activity during 2013 was the payment of $.6 million in dividends.

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

OUTLOOK FOR 2014

While automotive sales did not reach the double digit growth levels of the previous three years, 2013 was nonetheless another strong year for the automotive sector, which outperformed the overall economy. Currently, most forecasts call for automotive sales in 2014 to improve to their highest level since 2007, which would again outpace the overall domestic economy. Pent-up demand, low interest rates and an improving housing market are all factors cited to support this view. Our fastener segment should continue to benefit, based on this outlook, as the majority of that segment’s revenue comes from that market sector. Growth in our assembly equipment segment, which has a broader customer base, is more closely tied to overall economic activity and may be more difficult due to the moderate economic growth forecast and the inclusion of a certain large order in 2013 sales.

During the past year, we benefited from favorable material pricing, however, history has shown that raw material prices can be volatile and forecasting such costs is difficult. Many of our customers expect us to keep prices unchanged due to similar expectations from their customers, making it difficult to recover such increases in costs. In early 2014, we incurred a significant increase in health insurance expense which will impact results throughout the year. Additionally, heating and fuel costs are higher than a year earlier due to the harsh winter. While we will continue our efforts to mitigate such increases through rigorous quoting and by working to improve our operational efficiency, based on the size of some of these increases, the potential success of such efforts is uncertain.

Our profitable results since the end of the recent recession have allowed us to make significant investments in our operations, which have provided additional capacity and production capabilities. We believe these investments are necessary to allow us to take advantage of opportunities that may improve revenue and profitability in the future. We will continue to pursue new customer relationships and work to build on existing ones in all the markets we serve by emphasizing value over price and by concentrating our efforts on producing more complex parts for which our expertise, quality and service are important factors in our customers’ purchasing decisions.

There are many factors that contributed to the successful results in 2013 and will need to be present for future success. A key element is the dedicated efforts of our employees, who consistently work to meet the ever-changing challenges that characterize today’s manufacturing environment. We gratefully acknowledge their contributions as well as the loyalty of our customers, who have placed their confidence in us to provide them with quality solutions. We also take this opportunity to thank our shareholders for their support.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2013.

The attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2014 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2014 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2014 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March  29, 2005.

ITEM 11—Executive Compensation

The information set forth in the Company’s 2014 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr. and George P. Lynch.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2014 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2014 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees—Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2014 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

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
Michael J. Bourg
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey	Chairman of the Board of Directors,
John A. Morrissey	Chief Executive Officer (Principal
Executive Officer) and Member of the Executive Committee
March 21, 2014

/s/ Michael J. Bourg	President, Chief Operating Officer,
Michael J. Bourg	Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee
March 21, 2014

/s/ Edward L. Chott	Director, Member of
Edward L. Chott	the Audit Committee
March 21, 2014

/s/ Kent H. Cooney	Director, Member of
Kent H. Cooney	the Audit Committee
March 21, 2014

/s/ William T. Divane, Jr.	Director, Member of
William T. Divane	the Audit Committee
March 21, 2014

/s/ George P. Lynch	Director
George P. Lynch	March 21, 2014

/s/ Walter W. Morrissey	Director, Member of the Executive
Walter W. Morrissey	Committee
March 21, 2014

/s/ John L. Showel	Director
John L. Showel	March 21, 2014

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Grant Thornton LLP dated March 21, 2014, appearing on pages 4 to 11 of the accompanying 2013 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2013 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2013 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2013 Annual Report)

Consolidated Statements of Income (page 5 of 2013 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2013 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2013 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2013 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2013 Annual Report)

FINANCIAL STATEMENT SCHEDULE

2013 and 2012

The following financial statement schedule should be read in conjunction with the consolidated financial statements and the notes thereto in the 2013 Annual Report. Financial statement schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Page
Financial Statement Schedule:

Valuation and Qualifying Accounts (Schedule II)	18

Report of Independent Registered Public Accounting Firm	19

Chicago Rivet & Machine Co.

Schedule II – Valuation and Qualifying Accounts

For the Years Ended December 31, 2013 and 2012

	Balance at Beginning	Additions Charged to		Balance at
Classification	of Year	Expenses	Deductions(1)	End of Year
2013
Allowance for doubtful accounts, returns and allowances	$150,000	$11,248	$11,248	$150,000
Inventory valuation allowance	$550,000	$121,380	$107,380	$564,000
2012
Allowance for doubtful accounts, returns and allowances	$140,000	$17,358	$7,358	$150,000
Inventory valuation allowance	$549,600	$186,141	$185,141	$550,000

(1)	Accounts receivable written off are net of recoveries.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

of Chicago Rivet & Machine Co.

We have audited the accompanying consolidated balance sheets of Chicago Rivet & Machine Co. (an Illinois corporation) and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chicago Rivet & Machine Co. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 21, 2014

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 18, 2013. Incorporated by reference to the Company’s report on Form 10-K, dated March 28, 2013. File number 0000-01227

4.1	Rights Agreement, dated December 3, 2009, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. Incorporated by reference to the Company’s report on Form 8-K, dated November 16, 2009. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2013.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL):(1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.