Form 10-Q
period 2014-03-31
CHICAGO RIVET & MACHINE CO
filed 2014-05-09
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$737,073	$443,608
Certificates of deposit	5,460,348	6,207,348
Accounts receivable, net of allowance of $150,000	6,458,610	5,510,770
Inventories, net	5,153,432	4,880,788
Deferred income taxes	423,191	410,191
Other current assets	319,492	295,521

Total current assets	18,552,146	17,748,226

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,438,022	6,438,022
Production equipment and other	32,288,421	31,806,103

	39,964,593	39,482,275
Less accumulated depreciation	29,310,181	29,073,155

Net property, plant and equipment	10,654,412	10,409,120

Total assets	$29,206,558	$28,157,346

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2014 and December 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,793,079	$924,943
Accrued wages and salaries	780,508	560,114
Other accrued expenses	592,872	609,846
Unearned revenue and customer deposits	75,706	126,066

Total current liabilities	3,242,165	2,220,969

Deferred income taxes	1,085,275	1,065,275

Total liabilities	4,327,440	3,286,244

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	27,215,986	27,207,970
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	24,879,118	24,871,102

Total liabilities and shareholders’ equity	$29,206,558	$28,157,346

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Net sales	$9,950,424	$9,125,736
Cost of goods sold	7,705,116	7,115,475

Gross profit	2,245,308	2,010,261
Selling and administrative expenses	1,414,052	1,351,814

Operating profit	831,256	658,447

Other income:
Interest income	6,517	8,485
Gain from the disposal of equipment	17,000	—
Other income	3,600	3,600

Income before income taxes	858,373	670,532
Provision for income taxes	290,000	217,000

Net income	$568,373	$453,532

Average common shares outstanding	966,132	966,132

Per share data:
Net income per share	$0.59	$0.47

Cash dividends declared per share	$0.58	$0.15

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Retained earnings at beginning of period	$27,207,970	$25,337,604
Net income	568,373	453,532
Cash dividends declared in the period; $.58 per share in 2014 and $.15 per share in 2013	(560,357)	(144,920)

Retained earnings at end of period	$27,215,986	$25,646,216

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$568,373	$453,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	305,326	265,581
Gain on disposal of equipment	(17,000)	—
Deferred income taxes	7,000	(84,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(947,840)	(1,285,084)
Inventories, net	(272,644)	(348,120)
Other current assets	(23,971)	104,329
Accounts payable	855,106	499,342
Accrued wages and salaries	220,394	246,031
Other accrued expenses	(16,974)	14,827
Unearned revenue and customer deposits	(50,360)	(11,209)

Net cash provided by (used in) operating activities	627,410	(144,771)

Cash flows from investing activities:
Capital expenditures	(537,588)	(50,988)
Proceeds from the sale of equipment	17,000	—
Proceeds from certificates of deposit	1,245,000	2,450,000
Purchases of certificates of deposit	(498,000)	(747,000)

Net cash provided by investing activities	226,412	1,652,012

Cash flows from financing activities:
Cash dividends paid	(560,357)	(144,920)

Net cash used in financing activities	(560,357)	(144,920)

Net increase in cash and cash equivalents	293,465	1,362,321
Cash and cash equivalents at beginning of period	443,608	392,810

Cash and cash equivalents at end of period	$737,073	$1,755,131

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$13,030	$31,602

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2014 (unaudited) and December 31, 2013 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were approximately 33.8% and 32.4% for the first quarter of 2014 and 2013, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2011, 2012 and 2013 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2011, 2012 and 2013 federal income tax returns will expire on September 15, 2015, 2016 and 2017, respectively.

The Company’s state income tax returns for the 2011 through 2013 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2017. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2014	December 31, 2013
Raw material	$2,180,351	$2,130,718
Work-in-process	1,772,722	1,507,755
Finished goods	1,784,359	1,806,315

Inventory, gross	5,737,432	5,444,788
Valuation reserves	584,000	564,000

Inventory, net	$5,153,432	$4,880,788

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended March 31, 2014:
Net sales	$9,087,735	$862,689	$—	$9,950,424

Depreciation	271,198	16,066	18,062	305,326

Segment profit	1,161,991	231,039	—	1,393,030
Selling and administrative expenses	—	—	(541,174)	(541,174)
Interest income	—	—	6,517	6,517

Income before income taxes				$858,373

Capital expenditures	550,618	—	—	550,618

Segment assets:
Accounts receivable, net	6,036,691	421,919	—	6,458,610
Inventories, net	4,349,163	804,269	—	5,153,432
Property, plant and equipment, net	9,006,961	1,121,067	526,384	10,654,412
Other assets	—	—	6,940,104	6,940,104

				$29,206,558

Three Months Ended March 31, 2013:
Net sales	$8,302,744	$822,992	$—	$9,125,736

Depreciation	232,479	14,050	19,052	265,581

Segment profit	996,164	212,416	—	1,208,580
Selling and administrative expenses	—	—	(546,533)	(546,533)
Interest income	—	—	8,485	8,485

Income before income taxes				$670,532

Capital expenditures	48,979	29,547	4,064	82,590

Segment assets:
Accounts receivable, net	5,481,700	381,316	—	5,863,016
Inventories, net	4,485,868	798,624	—	5,284,492
Property, plant and equipment, net	6,179,780	1,121,815	593,280	7,894,875
Other assets	—	—	7,886,325	7,886,325

				$26,928,708

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the first quarter of 2014 were $9,950,424, an increase of $824,688, or 9%, compared with $9,125,736 recorded in the first quarter of 2013. The increase in sales is the result of our continued efforts to grow our business, as well as an increase in U.S. automotive production. The increase in revenue during the quarter was enough to offset certain higher expenses incurred, resulting in net income of $568,373, or $0.59 per share, in the first quarter of this year compared to $453,532, or $0.47 per share, in the first quarter of 2013. In addition to a regular quarterly dividend of $.18 per share, an extra dividend of $.40 per share was paid in the first quarter based on 2013 results.

Fastener segment revenues were $9,087,735 in the first quarter of 2014, increasing $784,991, or 9.5%, from $8,302,744 reported in the first quarter of 2013. This marks the fourth straight quarterly increase in sales over the previous year quarter. The increase was due to our successful efforts to grow sales, especially among automotive customers upon which we rely for the majority of our fastener segment sales. Partially offsetting the higher sales was a $61,000 increase in heating and gas expense, primarily related to the harsh winter conditions this year, and a $36,000 increase in depreciation due to equipment placed in service recently. With material prices being relatively unchanged during the quarter, the higher sales volume resulted in an increase in fastener segment gross margin of approximately $221,000.

Assembly equipment segment revenues were $862,689 in the first quarter of 2014 compared to $822,992 in the first quarter of 2013. The 4.8% increase in revenue was primarily due to an increase in the average selling price of machines shipped in the current year quarter. The increase in sales during the quarter, while keeping manufacturing costs comparable to the same period last year, resulted in an improvement in segment margins of approximately $14,000 in the first quarter of 2014. As of March 31, 2014, machine orders trail the level of a year earlier.

Selling and administrative expenses during the first quarter of 2014 were $1,414,052, an increase of $62,238, or 4.6%, compared to $1,351,814 recorded in the first quarter of 2013. Sales commissions increased by approximately $21,000 for the quarter due to higher sales in the current year, while profit sharing expense increased by $15,000 due to improved profitability. Most of the remaining net increase relates to higher payroll and health insurance expense. When compared to net sales, selling and administrative expenses declined to 14.2% for the current year quarter compared to 14.8% in the first quarter of 2013.

Working capital amounted to $15.3 million as of March 31, 2014, a decrease of approximately $.2 million from the beginning of the current year. The largest component of the net change in the first quarter was accounts receivable, which increased by $.9 million due to greater sales activity during the quarter, compared to the seasonally lower fourth quarter of 2013. Partially offsetting this change was an increase of $.8 million in accounts payable and accrued expenses since the beginning of the year. These balances are consistent with the level of activity during the quarter. Also contributing to the reduction in working capital was the $.5 million increase in capital expenditures in the first quarter of 2014 compared to the same period of 2013 and a $.4 million increase in dividends paid as a result of an extra dividend of $.40 per share paid on March 20, 2014. The net result of these changes and other cash flow items on cash and certificates of deposit was a decrease of $.5 million, to $6.2 million, as of March 31, 2014. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report positive results for the first quarter of 2014. While demand for fastener segment products remains positive and is supported by expected growth in domestic auto sales in 2014, our equipment segment backlog is currently lower than a year ago, which is likely to impact results in the near-term. Our sound financial condition has allowed us to make significant investments in our operations in recent years in an effort to remain competitive, as well as pursue opportunities to profitably grow our revenues and improve our bottom line. We will continue to make adjustments to our activities which we feel are necessary based on conditions in our markets, while maintaining an emphasis on quality and reliability of service our customers demand.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 9, 2014

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2014

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.*

*	Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.