Form 10-Q
period 2014-06-30
CHICAGO RIVET & MACHINE CO
filed 2014-08-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2014, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1.	Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,063,500	$443,608
Certificates of deposit	5,361,100	6,207,348
Accounts receivable, net of allowance of $150,000	6,194,099	5,510,770
Inventories, net	5,214,225	4,880,788
Deferred income taxes	433,191	410,191
Other current assets	329,931	295,521

Total current assets	18,596,046	17,748,226

Property, Plant and Equipment:
Land and improvements	1,238,150	1,238,150
Buildings and improvements	6,438,022	6,438,022
Production equipment and other	32,436,867	31,806,103

	40,113,039	39,482,275
Less accumulated depreciation	29,522,568	29,073,155

Net property, plant and equipment	10,590,471	10,409,120

Total assets	$29,186,517	$28,157,346

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,472,679	$924,943
Accrued wages and salaries	838,132	560,114
Other accrued expenses	480,435	609,846
Unearned revenue and customer deposits	54,727	126,066

Total current liabilities	2,845,973	2,220,969

Deferred income taxes	1,066,275	1,065,275

Total liabilities	3,912,248	3,286,244

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	27,611,137	27,207,970
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders' equity	25,274,269	24,871,102

Total liabilities and shareholders' equity	$29,186,517	$28,157,346

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$9,500,678	$9,327,643	$19,451,102	$18,453,379
Cost of goods sold	7,261,871	7,115,077	14,966,987	14,230,552

Gross profit	2,238,807	2,212,566	4,484,115	4,222,827
Selling and administrative expenses	1,379,886	1,328,927	2,793,938	2,680,741

Operating profit	858,921	883,639	1,690,177	1,542,086
Other income and expenses:
Interest income	6,345	7,000	12,862	15,485
Gain from disposal of equipment	1,700	42,486	18,700	42,486
Other income	4,088	4,088	7,688	7,688

Income before income taxes	871,054	937,213	1,729,427	1,607,745
Provision for income taxes	302,000	299,000	592,000	516,000

Net income	$569,054	$638,213	$1,137,427	$1,091,745

Per share data, basic and diluted:
Net income per share	$0.59	$0.66	$1.18	$1.13

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.18	$0.15	$0.76	$0.30

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Retained earnings at beginning of period	$27,207,970	$25,337,604
Net income for the period	1,137,427	1,091,745
Cash dividends declared in the period; $.76 per share in 2014 and $.30 per share in 2013	(734,260)	(289,839)

Retained earnings at end of period	$27,611,137	$26,139,510

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$1,137,427	$1,091,745
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	618,736	530,819
Gain on disposal of equipment	(18,700)	(42,486)
Deferred income taxes	(22,000)	(80,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(683,329)	(1,223,208)
Inventories, net	(333,437)	(55,880)
Other current assets	(34,410)	154,201
Accounts payable	512,700	280,255
Accrued wages and salaries	278,018	345,754
Other accrued expenses	(129,411)	165,409
Unearned revenue and customer deposits	(71,339)	112,706

Net cash provided by operating activities	1,254,255	1,279,315

Cash flows from investing activities:
Capital expenditures	(765,051)	(1,775,255)
Proceeds from the sale of equipment	18,700	90,200
Proceeds from certificates of deposit	1,842,248	4,765,000
Purchases of certificates of deposit	(996,000)	(3,585,248)

Net cash provided by (used in) investing activities	99,897	(505,303)

Cash flows from financing activities:
Cash dividends paid	(734,260)	(289,839)

Net cash used in financing activities	(734,260)	(289,839)

Net increase in cash and cash equivalents	619,892	484,173
Cash and cash equivalents at beginning of period	443,608	392,810

Cash and cash equivalents at end of period	$1,063,500	$876,983

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$35,036	$199,694

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2014 (unaudited) and December 31, 2013 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2014 are not necessarily indicative of the results to be expected for the year.

New Accounting Pronouncements-In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the consolidated results of operation, financial position and related disclosures.

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

4. The Company’s effective tax rates were approximately 34.7% and 31.9% for the second quarter of 2014 and 2013, respectively, and 34.2% and 32.1% for the six months ended June 30, 2014 and 2013, respectively. Rates were lower than the U.S. federal statutory rate in 2013 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2010 through 2013 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2010 through 2013 federal income tax returns will expire on September 15, 2014 through 2017, respectively.

The Company’s state income tax returns for the 2010 through 2013 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2017. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2014	December 31, 2013
Raw material	$2,278,007	$2,130,718
Work-in-process	1,572,298	1,507,755
Finished goods	1,994,820	1,806,315

Inventory, gross	5,845,125	5,444,788
Valuation reserves	630,900	564,000

Inventory, net	$5,214,225	$4,880,788

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2014:
Net sales	$8,764,594	$736,084	$—	$9,500,678
Depreciation	279,156	16,066	18,188	313,410
Segment profit	1,216,461	170,358	—	1,386,819
Selling and administrative expenses	—	—	(523,810)	(523,810)
Gain from the disposal of equipment	—	—	1,700	1,700
Interest income	—	—	6,345	6,345

Income before income taxes				$871,054

Capital expenditures	218,717	21,540	9,212	249,469
Segment assets:
Accounts receivable, net	5,856,458	337,641	—	6,194,099
Inventories, net	4,427,259	786,966	—	5,214,225
Property, plant and equipment, net	8,946,522	1,126,541	517,408	10,590,471
Other assets	—	—	7,187,722	7,187,722

				$29,186,517

Three Months Ended June 30, 2013:
Net sales	$8,463,688	$863,955	$—	$9,327,643
Depreciation	231,989	14,050	19,199	265,238
Segment profit	1,165,813	237,510	—	1,403,323
Selling and administrative expenses	—	—	(515,596)	(515,596)
Gain from the disposal of equipment	—	—	42,486	42,486
Interest income	—	—	7,000	7,000

Income before income taxes				$937,213

Capital expenditures	1,862,043	30,316	—	1,892,359
Segment assets:
Accounts receivable, net	5,449,624	351,516	—	5,801,140
Inventories, net	4,204,473	787,779	—	4,992,252
Property, plant and equipment, net	7,762,120	1,138,081	574,081	9,474,282
Other assets	—	—	7,486,553	7,486,553

				$27,754,227

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Six Months Ended June 30, 2014:
Net sales	$17,852,329	$1,598,773	$—	$19,451,102
Depreciation	550,354	32,132	36,250	618,736
Segment profit	2,378,452	401,397	—	2,779,849
Selling and administrative expenses	—	—	(1,081,984)	(1,081,984)
Gain from the disposal of equipment	—	—	18,700	18,700
Interest income	—	—	12,862	12,862

Income before income taxes				$1,729,427

Capital expenditures	769,335	21,540	9,212	800,087
Six Months Ended June 30, 2013:
Net sales	$16,766,432	$1,686,947	$—	$18,453,379
Depreciation	464,468	28,100	38,251	530,819
Segment profit	2,161,977	449,926	—	2,611,903
Selling and administrative expenses	—	—	(1,062,129)	(1,062,129)
Gain from the disposal of equipment	—	—	42,486	42,486
Interest income	—	—	15,485	15,485

Income before income taxes				$1,607,745

Capital expenditures	1,911,022	59,863	4,064	1,974,949

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the second quarter of 2014, as well as for the current year to date, reflect continued growth compared to the year earlier periods. Net sales for the second quarter of 2014 were $9,500,678, an increase of $173,035, or 1.9%, compared with the year earlier quarter. For the first half of 2014, net sales totaled $19,451,102, an improvement of $997,723, or 5.4%, compared with the first half of 2013. The increase in sales reflects our successful efforts to increase sales to automotive customers, who are currently benefiting from an increase in U.S. automotive production, in an otherwise generally slow growth economy. Net income for the second quarter of 2014 was $569,054, or $0.59 per share, compared with $638,213, or $0.66 per share, in the second quarter of 2013. The decrease was primarily due to a $40,786 reduction in gains from the sale of equipment used in operations compared to the prior year and higher income taxes in the current year quarter. Net income for the first half of 2014 was $1,137,427, or $1.18 per share, a 4.2% increase compared to the $1,091,745, or $1.13 per share, reported in the first half of 2013.

Fastener segment revenues for the second quarter of 2014 improved 3.6%, to $8,764,594, from $8,463,688 reported in the second quarter of 2013. For the first six months of the year, fastener segment revenues improved 6.5%, to $17,852,329, from $16,766,432, an increase of $1,085,897, compared to the first half of 2013. With the majority of such revenues derived from the automotive sector, the segment has benefited from increased North American sales of autos and trucks during the current year. Fastener segment gross margins improved $83,949 in the second quarter compared to last year, as higher production expenses pressured margins in the quarter. During the quarter, labor expense increased approximately $68,000 as headcount has risen related to the increase in production activity and employee health insurance costs increased approximately $42,000 related to higher insurance premiums and headcount. Additionally, production related depreciation increased $46,299 in the second quarter, due to recent investments in equipment. For the first half of 2014, depreciation has increased $83,992, labor expense has increased approximately $186,000 and employee health insurance has increased approximately $67,000, partially offsetting the increase in sales and resulting in a net increase in segment gross margin of $325,279.

Assembly equipment segment revenues were $736,084 in the second quarter of 2014, a decline of $127,871, compared to the second quarter of 2013, when revenues were $863,955. The decline in second quarter sales was primarily related to a reduction in machines shipped compared to the second quarter of 2013. This offset the increase in segment sales reported in the first quarter when the number of machines sold was equal to the year earlier period. Year to date assembly equipment sales of $1,598,773 reflect a 5.2% decline compared to $1,686,947 reported for the first half of 2013. The reduction in assembly equipment segment sales in the second quarter resulted in a $78,393 decline in segment gross margin for the quarter and offset the improvement reported in the first quarter this year to leave the year to date margin lower by $63,991.

Selling and administrative expenses for the second quarter of 2014 were $1,379,886, an increase of $50,959, or 3.8%, compared with the year earlier quarter total of $1,328,927. The largest component of the change related to an increase in payroll expense of approximately $20,000 during the quarter, related to a realignment of duties in certain positions. Commission expense increased approximately $18,000 compared to the second quarter of 2013 due to higher sales in the current year. The remaining net increase related to higher health insurance and other smaller items. For the first six months of the year, selling and administrative expenses have increased from $2,680,741 in 2013, to $2,793,938 in 2014. Payroll expense accounts for approximately $51,000 of the increase during the first half of 2014. Commissions have increased approximately $40,000 for the first half of the year due to the increase in sales compared to last year. Other smaller net changes during the first six months include a $15,000 profit sharing increase related to improved profitability. Selling and administrative expenses as a percentage of net sales for the first half of 2014 declined to 14.4%, from 14.5% in 2013.

The Company’s effective tax rates were approximately 34.7% and 31.9% for the second quarter of 2014 and 2013, respectively, and 34.2% and 32.1% for the six months ended June 30, 2014 and 2013, respectively. Rates were lower than the U.S. federal statutory rate in 2013 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Working capital at June 30, 2014 amounted to $15.8 million, an increase of approximately $.2 million from the beginning of the year. Working capital was positively impacted by a $.7 million increase in accounts receivable, due to greater sales activity during the recent quarter, which was only partially offset by a $.5 million increase in accounts payable, which reflects the greater level of activity typical for this time of year compared to the end of the prior year. Capital expenditures for the first half of 2014 were $.8 million, which primarily consisted of equipment used in our fastener

CHICAGO RIVET & MACHINE CO.

segment. Dividends paid in the first two quarters were $.7 million, including two regular quarterly payments of $.18 per share and an extra dividend of $.40 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $.2 million reduction in such total balances from the beginning of the year, to $6.4 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report higher net sales for the second quarter and year to date compared to the year earlier periods, as well as an increase in net income for the first half of 2014. Demand for fastener segment products remains positive and has been supported by growth in domestic auto production in 2014. Our assembly equipment segment order backlog is lower than a year ago, which is likely to adversely impact results in the near-term. We will continue to make adjustments to our activities which we feel are appropriate based on conditions in our markets, while making investments in our operations that are expected to favorably affect long-term results.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 8, 2014	/s/ John A. Morrissey
John A. Morrissey Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	/s/ Michael J. Bourg
Michael J. Bourg President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.