Form 10-Q
period 2014-09-30
CHICAGO RIVET & MACHINE CO
filed 2014-11-07
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item  1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$851,331	$443,608
Certificates of deposit	5,809,000	6,207,348
Accounts receivable, net of allowance of $150,000	5,961,305	5,510,770
Inventories, net	5,282,751	4,880,788
Deferred income taxes	448,191	410,191
Other current assets	435,467	295,521

Total current assets	18,788,045	17,748,226

Property, Plant and Equipment:
Land and improvements	1,246,920	1,238,150
Buildings and improvements	6,462,384	6,438,022
Production equipment and other	32,941,122	31,806,103

	40,650,426	39,482,275
Less accumulated depreciation	29,825,757	29,073,155

Net property, plant and equipment	10,824,669	10,409,120

Total assets	$29,612,714	$28,157,346

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

	September 30,	December 31,
	2014	2013
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,295,116	$924,943
Accrued wages and salaries	1,022,952	560,114
Other accrued expenses	553,281	609,846
Unearned revenue and customer deposits	90,968	126,066

Total current liabilities	2,962,317	2,220,969

Deferred income taxes	1,009,275	1,065,275

Total liabilities	3,971,592	3,286,244

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	27,977,990	27,207,970
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	25,641,122	24,871,102

Total liabilities and shareholders’ equity	$29,612,714	$28,157,346

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$8,995,825	$9,461,778	$28,446,927	$27,915,157
Cost of goods sold	6,909,045	6,931,307	21,876,032	21,161,859

Gross profit	2,086,780	2,530,471	6,570,895	6,753,298
Selling and administrative expenses	1,326,911	1,391,902	4,120,849	4,072,643

Operating profit	759,869	1,138,569	2,450,046	2,680,655

Other income:
Interest income	6,375	7,801	19,237	23,286
Gain (loss) from disposal of equipment	(1,087)	74,235	17,613	116,721
Other income	3,600	3,600	11,288	11,288

Income before income taxes	768,757	1,224,205	2,498,184	2,831,950
Provision for income taxes	228,000	404,000	820,000	920,000

Net income	$540,757	$820,205	$1,678,184	$1,911,950

Per share data, basic and diluted:
Net income per share	$0.56	$0.85	$1.74	$1.98

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.18	$0.15	$0.94	$0.45

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Retained earnings at beginning of period	$27,207,970	$25,337,604

Net income for the period	1,678,184	1,911,950

Cash dividends declared in the period; $.94 per share in 2014 and $.45 per share in 2013	(908,164)	(434,760)

Retained earnings at end of period	$27,977,990	$26,814,794

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income	$1,678,184	$1,911,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	932,500	801,689
Gain on disposal of equipment	(17,613)	(116,721)
Deferred income taxes	(94,000)	40,000
Changes in operating assets and liabilities:
Accounts receivable, net	(450,535)	(1,670,471)
Inventories, net	(401,963)	41,851
Other current assets	(139,946)	72,085
Accounts payable	350,207	413,512
Accrued wages and salaries	462,838	555,361
Other accrued expenses	(56,565)	237,527
Unearned revenue and customer deposits	(35,098)	125,868

Net cash provided by operating activities	2,228,009	2,412,651

Cash flows from investing activities:
Capital expenditures	(1,329,170)	(2,751,108)
Proceeds from the sale of equipment	18,700	165,200
Proceeds from certificates of deposit	2,639,348	5,363,000
Purchases of certificates of deposit	(2,241,000)	(4,233,348)

Net cash used in investing activities	(912,122)	(1,456,256)

Cash flows from financing activities:
Cash dividends paid	(908,164)	(434,760)

Net cash used in financing activities	(908,164)	(434,760)

Net increase in cash and cash equivalents	407,723	521,635
Cash and cash equivalents at beginning of period	443,608	392,810

Cash and cash equivalents at end of period	$851,331	$914,445

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$19,966	$9,212

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2014 (unaudited) and December 31, 2013 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2014 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were 29.7% and 33.0% for the third quarter of 2014 and 2013, respectively, and 32.8% and 32.5% for the nine months ended September 30, 2014 and 2013, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2014	December 31, 2013
Raw material	$2,210,806	$2,130,718
Work-in-process	1,833,310	1,507,755
Finished goods	1,868,835	1,806,315

Inventory, gross	5,912,951	5,444,788
Valuation reserves	630,200	564,000

Inventory, net	$5,282,751	$4,880,788

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2014:
Net sales	$8,295,936	$699,889	$—	$8,995,825

Depreciation	279,258	16,066	18,440	313,764

Segment profit	1,111,165	157,153	—	1,268,318
Selling and administrative expenses	—	—	(504,849)	(504,849)
Loss from the disposal of equipment	—	—	(1,087)	(1,087)
Interest income	—	—	6,375	6,375

Income before income taxes				$768,757

Capital expenditures	532,879	—	16,170	549,049

Segment assets:
Accounts receivable, net	5,615,498	345,807	—	5,961,305
Inventories, net	4,479,552	803,199	—	5,282,751
Property, plant and equipment, net	9,199,056	1,110,475	515,138	10,824,669
Other assets			7,543,989	7,543,989

				$29,612,714

Three Months Ended September 30, 2013:
Net sales	$8,631,105	$830,673	$—	$9,461,778

Depreciation	237,621	14,050	19,199	270,870

Segment profit	1,453,799	228,013	—	1,681,812
Selling and administrative expenses	—	—	(539,643)	(539,643)
Gain from the disposal of equipment	—	—	74,235	74,235
Interest income	—	—	7,801	7,801

Income before income taxes				$1,224,205

Capital expenditures	518,150	—	267,221	785,371

Segment assets:
Accounts receivable, net	5,873,916	374,487	—	6,248,403
Inventories, net	3,994,869	899,652	—	4,894,521
Property, plant and equipment, net	8,309,105	1,124,031	554,882	9,988,018
Other assets	—	—	7,658,231	7,658,231

				$28,789,173

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2014:
Net sales	$26,148,265	$2,298,662	$—	$28,446,927

Depreciation	829,612	48,198	54,690	932,500

Segment profit	3,489,617	558,550	—	4,048,167
Selling and administrative expenses	—	—	(1,586,833)	(1,586,833)
Gain from the disposal of equipment	—	—	17,613	17,613
Interest income	—	—	19,237	19,237

Income before income taxes				$2,498,184

Capital expenditures	1,302,214	21,540	25,382	1,349,136

Nine Months Ended September 30, 2013:
Net sales	$25,397,537	$2,517,620	$—	$27,915,157

Depreciation	702,089	42,150	57,450	801,689

Segment profit	3,615,776	677,939	—	4,293,715
Selling and administrative expenses	—	—	(1,601,772)	(1,601,772)
Gain from the disposal of equipment	—	—	116,721	116,721
Interest income	—	—	23,286	23,286

Income before income taxes				$2,831,950

Capital expenditures	2,429,172	59,863	271,285	2,760,320

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net sales in the third quarter were $8,995,825 this year, compared to $9,461,778 in the third quarter of 2013. The 4.9% decline was only the second quarter in which sales did not exceed the year earlier quarter, in over five years. As of September 30, 2014, year to date sales totaled $28,446,927, an improvement of $531,770, or 1.9%, compared with the first three quarters of 2013. Net income for the third quarter was $540,757, or $0.56 per share, compared with $820,205, or $0.85 per share, in the third quarter of 2013. Net income for the first three quarters of 2014 was $1,678,184, or $1.74 per share, compared with $1,911,950, or $1.98 per share, reported in 2013. Contributing to the less profitable results for the third quarter and the current year to date were the lower sales, a less favorable product mix and increases in certain overhead costs, as well as a reduction in gains from disposals of equipment.

In the third quarter, fastener segment revenues were $8,295,936, a 3.9% decline from $8,631,105 in the year earlier quarter. For the first three quarters of the year, fastener segment revenues have increased $750,728, or 3.0%, to $26,148,265 from $25,397,537 in 2013. Fastener segment gross margin was $1,858,769 in the third quarter compared to $2,228,251 in the third quarter of 2013, as lower sales and increases in certain production costs negatively impacted margins in the quarter. Compared to the year earlier quarter, depreciation expense was $41,000 higher in the third quarter, due to recent investments in equipment, while tooling expense increased approximately $35,000, primarily related to new parts production. Labor costs were higher in the quarter and employee health insurance increased approximately $43,000 compared to last year. Fastener segment gross margin for the first three quarters of 2014 was $5,791,266 compared to $5,835,469 in 2013, a reduction of $44,203, or .8%. The increase in the year to date sales was offset by certain higher production costs in the current year, including depreciation, which has increased $125,000 and employee health insurance which has increased approximately $122,000. Additionally, labor costs have increased due to higher headcount associated with the greater volume of activity in the current year.

Assembly equipment segment revenues were $699,889 in the third quarter of 2014, a decline of $130,784 compared to the third quarter of 2013, when revenues were $830,673. Current year to date assembly equipment sales of $2,298,662 reflect an 8.7% decline compared to $2,517,620 reported for the first three quarters of 2013. The decline in third quarter and year to date sales was primarily related to a reduction in machines shipped compared to the year earlier periods, as sales of tools and parts increased during the third quarter and were relatively unchanged on a year to date basis. The reduction in assembly equipment segment sales in the third quarter resulted in a $74,209 decline in segment gross margin for the quarter and has resulted in a $138,200 reduction in the year to date segment margin.

Selling and administrative expenses for the third quarter of 2014 were $1,326,911, a reduction of $64,991, or 4.7%, compared to the year earlier quarter total of $1,391,902. The decrease is primarily due a $53,000 decline in profit sharing expense related to lower profitability in the quarter. Through the first three quarters of the year, selling and administrative expenses have increased $48,206, or 1.2%, from $4,072,643 in 2013 to $4,120,849 in 2014. Commissions have increased approximately $56,000 in the current year due to higher sales. Professional fees have increased approximately $34,000, primarily related to consulting incurred to achieve ISO/TS 16949:2009 quality certification at our H & L Tool facility. Partially offsetting these increases is a $38,000 reduction in profit sharing expense related to lower pretax profit in the current year. The remaining net difference is comprised of various smaller items of change. Selling and administrative expenses as a percentage of net sales for the first three quarters of 2014 declined to 14.5% from 14.6% in 2013.

Other income in the third quarter declined approximately $77,000 from the amount recorded in the third quarter of 2013 and has declined approximately $103,000 on a year to date basis, primarily due to gains on the sale of certain equipment reported in 2013.

The Company’s effective tax rates were 29.7% and 33.0% for the third quarter of 2014 and 2013, respectively, and 32.8% and 32.5% for the nine months ended September 30, 2014 and 2013, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Working capital as of September 30, 2014 amounted to $15.8 million, an increase of approximately $.3 million from the beginning of the year. Working capital was positively impacted by a $.5 million increase in accounts receivable and a $.4 million increase in inventories, which were only partially offset by a $.4 million increase in accounts payable and a $.4 million increase in accrued expenses. These changes are typical based on the level of activity at this time of year compared to the end of the prior year. Capital expenditures for the first three quarters of 2014 were $1.3 million, which primarily consisted of equipment used in our fastener segment operations. Dividends paid in the first three quarters were $.9 million, including three regular quarterly payments of $.18 per share and an extra dividend of $.40 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was to leave such balances relatively unchanged from the beginning of the year at $6.7 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the foreseeable future.

We are pleased to report very respectable operating results for both the third quarter and current year to date. As our business is typically stronger in the first half of the year, the unusually strong results for the third quarter of 2013 provided for difficult comparison for this year. With low interest rates, improved consumer confidence and lower fuel prices providing favorable conditions in the automotive market, upon which we rely for the majority of our revenues, we believe that we remain well positioned to deliver positive results in the future. We will continue to pursue opportunities to profitably grow our revenues in all markets and will remain focused on controlling costs wherever possible, while continuing to supply products with the level of quality and performance our customers have come to expect.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 7, 2014

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2014

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.