Form 10-K
period 2014-12-31
CHICAGO RIVET & MACHINE CO
filed 2015-03-20
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-01227

CHICAGO RIVET & MACHINE CO.

(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State of incorporation)	(I.R.S. Employer Identification Number)

901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock - $1.00 Par Value (including Preferred Stock Purchase Rights)	NYSE MKT (Trading privileges only, not registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2014 was $29,066,867.

As of March 16, 2015, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2014 (the “2014 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2014

PART I

ITEM 1—Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 9 of the Company’s 2014 Annual Report to Shareholders. The 2014 Annual Report is filed as an exhibit to this report.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2014, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 20% and 18% of the Company’s consolidated revenues in 2014 and 2013, respectively. Sales to Fisher & Company accounted for approximately 13% and 14% of the Company’s consolidated revenues in 2014 and 2013, respectively.

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

At December 31, 2014, the Company employed 236 people.

The Company has no foreign operations, and sales to foreign customers represent less than 10% of the Company’s total sales.

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

Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by fierce competition, and has undergone major restructuring in recent years in response to overcapacity, narrowing profit margins, significant pension and health care liabilities and excess debt. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before rebounding in 2010. Although automotive production and sales have increased in 2010 through 2014, any decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

Our sales to two customers constituted approximately 33% and 32% of our consolidated revenues in 2014 and 2013, respectively. Sales to TI Group Automotive Systems, LLC accounted for approximately 20% and 18% of the Company’s consolidated revenues in 2014 and 2013, respectively. Sales to Fisher & Company accounted for approximately 13% and 14% of the Company’s consolidated revenues in 2014 and 2013, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to export sales.

Our export sales have increased, and we are working to continue to expand our business relationships with customers outside of the United States. Export sales are subject to various risks, including risks related to changes in local economic, social and political conditions (particularly in emerging markets) and foreign currency exchange rate fluctuations, which could have a material adverse effect on our business, results of operations and financial condition.

Increases in our raw material costs or difficulties with our suppliers could negatively affect us.

While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. At various times in recent years, we have been adversely impacted by increased costs for steel, our principal raw material, which we have been unable to wholly mitigate, as well as increases in other materials prices. Any continued fluctuation in the price or availability of our raw materials could have a material adverse impact on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE MKT (not registered, trading privileges only). The average daily trading volume for our common stock during 2014 was less than 4,000 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

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

ITEM 4—Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 16, 2015, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	79	Chairman, Chief Executive Officer	34

Michael J. Bourg	52	President, Chief Operating Officer and Treasurer	16

•	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

•

Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE MKT (trading privileges only, not registered). As of March 6, 2015 there were approximately 170 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 13 of the 2014 Annual Report is incorporated herein by reference. The 2014 Annual Report is filed as an exhibit to this report. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends,” for additional information about the Company’s dividend policy.

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

ITEM 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to two major customers, risks related to export sales, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Net sales in 2014 increased to $37,135,207 from $37,117,830 in 2013. The first half of 2014 continued to build on the strong sales growth we have reported since the end of the recession in 2009, as net sales for the first six months of the year increased 5.4% over the first half of 2013. This growth in sales contributed to an increase in net income for the first half of the year, even though certain expenses had increased. Sales growth stalled in the second half of the year compared to the particularly strong results in the second half of 2013, with both operating segments recording declines. Overall, net sales in the third and fourth quarters reflected a decline of 5.3% compared to the same period a year earlier. While sales in 2014 were fractionally higher than a year earlier, net income declined to $1,951,889, or $2.02 per share, in 2014 from $2,479,029, or $2.57 per share, in 2013. Increases in tooling, depreciation and health insurance expense as well as a reduction in gains from equipment disposals and a less favorable product mix compared to 2013, all contributed to the reduction in net income.

2014 Compared to 2013

Fastener segment sales were $34,116,301 in 2014, compared with $33,616,593 in 2013, an increase of 1.5%. This marked the fifth consecutive year that segment sales exceeded the year earlier period. Our fastener segment, which relies on the automotive sector for the majority of its revenues, benefited from strong automobile sales in 2014. Although net sales increased in 2014, fastener segment margins declined due to increases in certain operating expenses. Tooling expense increased $267,000 in 2014 compared to 2013, primarily due to new parts production. As a result of the significant investments we have made in production equipment in the past year, depreciation increased $165,000 compared to 2013. A rise in health insurance premiums resulted in an increase of $138,000 for employee health insurance. Certain operating expenses were reduced during the year, but only partially offset the larger increases, resulting in a net reduction in gross margin for the fastener segment of $354,414 in 2014 compared to 2013.

Assembly equipment segment revenues were $3,018,906 in 2014, a decrease of $482,331, or 13.8%, compared to $3,501,237 recorded in 2013. A decline in the number of machines shipped, as well as the inclusion of a certain high-value order shipped during the fourth quarter of 2013, accounted for the decline in the assembly equipment segment sales. Machine parts and tooling sales, however, were higher in 2014 compared to 2013. While operating expenses in the assembly equipment segment were kept at levels consistent with the prior year, the lower sales resulted in a reduction in assembly equipment segment gross margins of $219,136 in 2014.

Selling and administrative expenses were $5,439,555 in 2014, an increase of $41,694, or less than 1%, compared to the 2013 total of $5,397,861. The change is primarily due to an increase in commissions of $75,402 and payroll and health insurance which increased $54,705. Partially offsetting these increases was a reduction in profit sharing expense of $77,767, related to reduced operating results. As a percentage of net sales, selling and administrative expenses were 14.6% in 2014 compared to 14.5% in 2013.

Other income was $56,939 in 2014 compared to $160,835 in 2013. The decrease was primarily due to a reduction in the amount of gains from the sale of equipment formerly used in our fastener segment operations, which resulted from the investment in new equipment.

The Company’s effective income tax rates were 32.9% and 31.6% in 2014 and 2013, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends totaling $.72 per share during 2014. In addition, an extra dividend of $.40 per share was paid during the first quarter, bringing the total distribution for the year to $1.12 per share. On February 16, 2015, the Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 20, 2015 to shareholders of record on March 5, 2015. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 81 years. At that same meeting, the Board also declared an extra dividend of $.25 per share payable March 20, 2015 to shareholders of record on March 5, 2015.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2014 were $1,735,041. Fastener segment additions accounted for $1,667,248 of the total, including $801,139 for cold heading and screw machine equipment and $201,901 for secondary processing equipment. Inspection equipment comprised $325,133 of the fastener segment additions, while the remaining additions of $339,075 were for various general plant equipment and facilities improvements. Assembly equipment segment additions in 2014 were $42,411, for production equipment. Investments for the benefit of both operating segments, primarily for building improvements, totaled $25,382 during 2014.

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

Depreciation expense amounted to $1,262,725 in 2014 and $1,093,062 in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2014 was approximately $16 million, an increase of $.4 million from the beginning of the year. Contributing to the change was a $.3 million increase in inventory and a $.2 million increase in prepaid income taxes. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $6.3 million at the end of 2014, a decrease of $.4 million. The Company’s investing activities in 2014 consisted primarily of capital expenditures of $1.7 million. The only financing activity during 2014 was the payment of $1.1 million in dividends.

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

OUTLOOK FOR 2015

The overall economy in 2015 is widely expected to improve over 2014. The timing and speed of monetary policy tightening by the Federal Reserve is an unknown variable at this time, but one that is not expected to impact growth in 2015 to a great extent. North American car and truck production increased approximately 6% during 2014, to its third largest year ever. Now that production has returned to pre-recession levels, growth is expected to be closer to the rate of the overall economy. An improving job market, low interest rates and the recent drop in gasoline prices are underpinnings that support growth in consumer spending, which is favorable to our fastener segment, as the majority of that segment’s revenue comes from the automotive sector. The outlook for our assembly equipment segment, which has had a more uneven recovery, remains more difficult to forecast.

During the past year, there were increases in certain expenses which negatively impacted margins. Unfortunately, we had limited control over some of these expenses and the increases could not be wholly mitigated by reductions elsewhere. Increased costs can be difficult to recover in our market, as many of our customers expect prices to be held constant over the life of a part. As in the past, we will continue our efforts to improve operational efficiency as a means to improve margins.

Our profitable results in recent years have allowed us to make significant investments in our operations, which have provided additional capacity and production capabilities. We believe these investments are necessary to allow us to take advantage of opportunities that may improve revenue and profitability in the future. In the upcoming year, we will continue to make significant investments in equipment and our facilities. This includes a planned expansion of our Madison Heights fastener plant in order to increase capacity and improve production efficiency. We will continue our efforts to foster new customer relationships and build on existing ones in all the markets we serve by emphasizing value over price and by focusing our efforts on producing more complex parts for which our expertise, quality and service are important factors in our customers’ purchasing decisions.

A key element of the successful results in 2014 is the dedicated efforts of our employees, who consistently work to meet the ever-changing challenges that characterize today’s manufacturing environment. We are grateful for their contributions as well as the loyalty of our customers, who have placed their confidence in us to provide them with quality solutions. We also acknowledge our shareholders for their continued support.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2014.

Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10—Directors, Executive Officers and Corporate Governance

The information in the Company’s 2015 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2015 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2015 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.

ITEM 11—Executive Compensation

The information set forth in the Company’s 2015 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott, William T. Divane, Jr. and George P. Lynch.

ITEM 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2015 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13—Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2015 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees—Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 —Principal Accountant Fees and Services

The information set forth in the Company’s 2015 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15—Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

See the section entitled “Consolidated Financial Statements” which appears on page 16 of this report.

2.	Financial Statement Schedules:

Financial statement schedules and supplementary information has been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

See the section entitled “Exhibits” which appears on page 17 of this report.

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
Michael J. Bourg
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey	Chairman of the Board of Directors,
John A. Morrissey	Chief Executive Officer (Principal
Executive Officer) and Member of the Executive Committee
March 20, 2015

/s/ Michael J. Bourg	President, Chief Operating Officer,
Michael J. Bourg	Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee
March 20, 2015

/s/ Edward L. Chott	Director, Member of
Edward L. Chott	the Audit Committee
March 20, 2015

/s/ Kent H. Cooney	Director, Member of
Kent H. Cooney	the Audit Committee
March 20, 2015

/s/ William T. Divane, Jr.	Director, Member of
William T. Divane	the Audit Committee
March 20, 2015

/s/ George P. Lynch	Director
George P. Lynch	March 20, 2015

/s/ Walter W. Morrissey	Director, Member of the Executive
Walter W. Morrissey	Committee
March 20, 2015

/s/ John L. Showel	Director
John L. Showel	March 20, 2015

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the reports thereon of Crowe Horwath LLP dated March 20, 2015 and Grant Thornton LLP dated March 21, 2014, appearing on pages 4 to 12 of the accompanying 2014 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2014 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2014 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2014 Annual Report)

Consolidated Statements of Income (page 5 of 2014 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2014 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2014 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2014 Annual Report)

Reports of Independent Registered Public Accounting Firms (pages 11 and 12 of 2014 Annual Report)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 18, 2013. Incorporated by reference to the Company’s report on Form 10-K, dated March 28, 2013. File number 0000-01227

4.1	Rights Agreement, dated December 3, 2009, between the Company and Continental Stock Transfer & Trust Company as Rights Agent. Incorporated by reference to the Company’s report on Form 8-K, dated November 16, 2009. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2014.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL):(1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.