Form 10-Q
period 2015-03-31
CHICAGO RIVET & MACHINE CO
filed 2015-05-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2015, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1.	Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$457,693	$231,252
Certificates of deposit	5,809,000	6,058,000
Accounts receivable, net of allowance of $150,000	6,267,309	5,669,654
Inventories, net	5,035,548	5,162,474
Deferred income taxes	448,191	446,191
Prepaid Income Taxes	—	173,656
Other current assets	424,084	348,413

Total current assets	18,441,825	18,089,640

Property, Plant and Equipment:
Land and improvements	1,270,242	1,270,242
Buildings and improvements	6,498,846	6,494,896
Production equipment and other	33,579,689	33,190,789

	41,348,777	40,955,927
Less accumulated depreciation	30,370,831	30,077,932

Net property, plant and equipment	10,977,946	10,877,995

Total assets	$29,419,771	$28,967,635

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,282,362	$923,819
Accrued wages and salaries	801,408	605,029
Other accrued expenses	278,049	520,723
Unearned revenue and customer deposits	184,718	69,866

Total current liabilities	2,546,537	2,119,437

Deferred income taxes	1,085,275	1,107,275

Total liabilities	3,631,812	3,226,712

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	28,124,827	28,077,791
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	25,787,959	25,740,923

Total liabilities and shareholders’ equity	$29,419,771	$28,967,635

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Net sales	$9,283,791	$9,950,424
Cost of goods sold	7,189,926	7,688,116

Gross profit	2,093,865	2,262,308
Selling and administrative expenses	1,425,825	1,414,052

Operating profit	668,040	848,256

Other income	10,433	10,117

Income before income taxes	678,473	858,373
Provision for income taxes	216,000	290,000

Net income	$462,473	$568,373

Per share data, basic and diluted:
Net income per share	$0.48	$0.59

Average common shares outstanding	966,132	966,132

Cash dividends declared per share	$0.43	$0.58

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Retained earnings at beginning of period	$28,077,791	$27,207,970

Net income	462,473	568,373

Cash dividends declared in the period; $.43 per share in 2015 and $.58 per share in 2014	(415,437)	(560,357)

Retained earnings at end of period	$28,124,827	$27,215,986

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$462,473	$568,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	312,645	305,326
(Gain) loss on disposal of equipment	1,088	(17,000)
Deferred income taxes	(24,000)	7,000
Changes in operating assets and liabilities:
Accounts receivable	(597,655)	(947,840)
Inventories	126,926	(272,644)
Other current assets	97,985	(23,971)
Accounts payable	316,075	855,106
Accrued wages and salaries	196,379	220,394
Other accrued expenses	(242,674)	(16,974)
Unearned revenue and customer deposits	114,852	(50,360)

Net cash provided by operating activities	764,094	627,410

Cash flows from investing activities:
Capital expenditures	(371,216)	(537,588)
Proceeds from the sale of equipment	—	17,000
Proceeds from certificates of deposit	1,843,000	1,245,000
Purchases of certificates of deposit	(1,594,000)	(498,000)

Net cash provided by (used in) investing activities	(122,216)	226,412

Cash flows from financing activities:
Cash dividends paid	(415,437)	(560,357)

Net cash used in financing activities	(415,437)	(560,357)

Net increase in cash and cash equivalents	226,441	293,465
Cash and cash equivalents at beginning of period	231,252	443,608

Cash and cash equivalents at end of period	$457,693	$737,073

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$42,468	$13,030

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2015 (unaudited) and December 31, 2014 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year.

Certain items in 2014 have been reclassified to conform to the presentation in 2015. These changes have no effect on net income or the financial position of the Company.

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

4. The Company has entered into a contract to expand the fastener facility in Madison Heights, Michigan in order to provide additional capacity and improve workflow through the plant. The base contract amount is $1,502,500 and is expected to be completed before the end of 2015.

5. The Company’s effective tax rates were approximately 31.8% and 33.8% for the first quarter of 2015 and 2014, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2011 through 2014 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2011 through 2014 federal income tax returns will expire on September 15, 2015 through 2018, respectively.

The Company’s state income tax returns for the 2011 through 2014 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2018. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2015	December 31, 2014
Raw material	$1,904,715	$2,154,572
Work-in-process	1,803,623	1,664,899
Finished goods	1,945,210	1,961,003

Inventory, gross	5,653,548	5,780,474
Valuation reserves	618,000	618,000

Inventory, net	$5,035,548	$5,162,474

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2015:
Net sales	$8,400,497	$883,294	$—	$9,283,791

Depreciation	273,752	20,097	18,796	312,645

Segment operating profit	1,018,047	244,589	—	1,262,636
Selling and administrative expenses	—	—	(590,996)	(590,996)
Interest income	—	—	6,833	6,833

Income before income taxes				$678,473

Capital expenditures	350,817	54,775	8,092	413,684

Segment assets:
Accounts receivable, net	5,815,951	451,358	—	6,267,309
Inventories, net	4,187,776	847,772	—	5,035,548
Property, plant and equipment, net	9,344,594	1,147,395	485,957	10,977,946
Other assets	—	—	7,138,968	7,138,968

				$29,419,771

Three Months Ended March 31, 2014:
Net sales	$9,087,735	$862,689	$—	$9,950,424

Depreciation	271,198	16,066	18,062	305,326

Segment operating profit	1,178,991	231,039	—	1,410,030
Selling and administrative expenses	—	—	(558,174)	(558,174)
Interest income	—	—	6,517	6,517

Income before income taxes				$858,373

Capital expenditures	550,618	—	—	550,618

Segment assets:
Accounts receivable, net	6,036,691	421,919	—	6,458,610
Inventories, net	4,349,163	804,269	—	5,153,432
Property, plant and equipment, net	9,006,961	1,121,067	526,384	10,654,412
Other assets	—	—	6,940,104	6,940,104

				$29,206,558

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues for the first quarter of 2015 were $9,283,791 compared to $9,950,424 in the first quarter of 2014, a decline of $666,633, or 6.7%. The reduction in sales was primarily related to weaker demand from certain automotive customers and lower export sales. While sales were lower, certain manufacturing expenses also declined, resulting in an overall gross margin rate that was only fractionally lower than in the first quarter of 2014. Net income was $462,473, or $0.48 per share, in the first quarter of this year compared to $568,373, or $0.59 per share, in the first quarter of 2014. In addition to a regular quarterly dividend of $.18 per share, an extra dividend of $.25 per share was paid in the first quarter based on the positive results achieved in 2014.

Fastener segment revenues were $8,400,497 in the first quarter of 2015, declining $687,238, or 7.6%, from $9,087,735 reported in the first quarter of 2014. The decline was primarily due to reduced demand from certain automotive customers, including a $269,000 drop in shipments to a customer with a production facility in China. North American vehicle production declined in the first two months of the year, compared to a year earlier, before rebounding in March. Additionally, even though our export sales account for less than 10% of overall sales, certain foreign markets have exhibited weakness recently. The impact of the lower sales was lessened due to a $123,000 reduction in tooling expense and a $68,000 reduction in natural gas expense from the elevated levels of 2014, as well as lower expenditures for supplies and maintenance. The net effect of these cost savings and the lower sales volume resulted in a decrease in fastener segment gross margin of approximately $178,000.

Assembly equipment segment revenues were $883,294 in the first quarter of 2015 compared to $862,689 in the first quarter of 2014, an increase of $20,605, or 2.4%. The increase in revenue was primarily due to an increase in parts and tool sales as fewer machines were shipped in the current year quarter compared to last year. The increase in sales during the quarter, while keeping manufacturing costs comparable to the same period last year, resulted in an improvement in segment margins of approximately $10,000 in the first quarter of 2015. As of March 31, 2015, machine orders trail the level of a year earlier.

Selling and administrative expenses during the first quarter of 2015 were $1,425,825, an increase of $11,773, or less than 1%, compared to $1,414,052 recorded in the first quarter of 2014. While profit sharing expense declined in the first quarter by $20,000, due to lower profitability, smaller increases in annual reporting expenses, repairs and maintenance and employee insurance contributed to the overall increase. Compared to net sales, selling and administrative expenses were 15.4% for the current year quarter compared to 14.2% in the first quarter of 2014.

Other income in the first quarter of 2015 was $10,433, compared to $10,117 in the first quarter of 2014. Other income consists primarily of interest income on certificates of deposit.

The Company’s effective tax rates were approximately 31.8% and 33.8% for the first quarter of 2015 and 2014, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Working capital amounted to $15.9 million as of March 31, 2015, a decrease of approximately $.1 million from the beginning of the current year. The largest component of the net change in the first quarter was accounts receivable, which increased by $.6 million due to greater sales activity during the quarter, compared to the seasonally lower fourth quarter of 2014. Partially offsetting this change was an increase of $.4 million in accounts payable, which relates to the greater level of activity in the quarter, and a reduction in prepaid income taxes of $.2 million since the beginning of the year. The net result of these changes and other cash flow items was to leave cash, cash equivalents and certificates of deposit relatively unchanged at March 31, 2015 from the beginning of the year at $6.3 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

We are pleased to report very respectable results for the first quarter of 2015, in spite of uneven demand in certain markets. We have adjusted our work schedules in response to reduced customer demand and will continue to emphasize cost controls wherever possible. Conditions in the automotive market, upon which we rely for the majority of our revenues, remain favorable, even though the current year growth rate is expected to be lower than in recent years. The slowing of the domestic economy experienced in late 2014 and early 2015 is currently expected to improve in coming quarters. We have seen a firming of fastener segment demand early in the second quarter, however equipment segment demand has been mixed, with increased tools and parts orders being somewhat offset by lower machine orders. Our financial condition remains sound, allowing us to make significant investments in our operations in recent years in an effort to remain competitive and pursue opportunities to profitably grow our revenues and improve our bottom line. We will continue to make adjustments to our activities which we feel are necessary based on conditions in our markets, while maintaining an emphasis on quality and reliability of service our customers demand.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)
Date: May 6, 2015

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
Date: May 6, 2015

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

101

Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.