Form 10-Q
period 2015-06-30
CHICAGO RIVET & MACHINE CO
filed 2015-08-07
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,602,497	$231,252
Certificates of deposit	5,320,000	6,058,000
Accounts receivable, net of allowance of $150,000	5,906,646	5,669,654
Inventories, net	5,010,529	5,162,474
Deferred income taxes	448,191	446,191
Prepaid Income Taxes	—	173,656
Other current assets	458,528	348,413

Total current assets	18,746,391	18,089,640

Property, Plant and Equipment:
Land and improvements	1,270,242	1,270,242
Buildings and improvements	6,521,533	6,494,896
Production equipment and other	33,970,272	33,190,789

	41,762,047	40,955,927
Less accumulated depreciation	30,628,391	30,077,932

Net property, plant and equipment	11,133,656	10,877,995

Total assets	$29,880,047	$28,967,635

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,173,018	$923,819
Accrued wages and salaries	889,749	605,029
Other accrued expenses	386,161	520,723
Unearned revenue and customer deposits	174,828	69,866

Total current liabilities	2,623,756	2,119,437
Deferred income taxes	1,071,275	1,107,275

Total liabilities	3,695,031	3,226,712

Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	28,521,884	28,077,791
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders' equity	26,185,016	25,740,923

Total liabilities and shareholders' equity	$29,880,047	$28,967,635

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$9,206,174	$9,500,678	$18,489,965	$19,451,102
Cost of goods sold	6,958,664	7,260,171	14,148,590	14,948,287

Gross profit	2,247,510	2,240,507	4,341,375	4,502,815
Selling and administrative expenses	1,408,854	1,379,886	2,834,679	2,793,938

Operating profit	838,656	860,621	1,506,696	1,708,877
Other income	10,305	10,433	20,738	20,550

Income before income taxes	848,961	871,054	1,527,434	1,729,427
Provision for income taxes	278,000	302,000	494,000	592,000

Net income	$570,961	$569,054	$1,033,434	$1,137,427

Per share data, basic and diluted:
Net income per share	$0.59	$0.59	$1.07	$1.18

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.18	$0.18	$0.61	$0.76

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Retained earnings at beginning of period	$28,077,791	$27,207,970
Net income	1,033,434	1,137,427
Cash dividends declared in the period;
$.61 per share in 2015 and $.76 per share in 2014	(589,341)	(734,260)

Retained earnings at end of period	$28,521,884	$27,611,137

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$1,033,434	$1,137,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	627,475	618,736
(Gain) loss on disposal of equipment	3,719	(18,700)
Deferred income taxes	(38,000)	(22,000)
Changes in operating assets and liabilities:
Accounts receivable	(236,992)	(683,329)
Inventories	151,945	(333,437)
Other current assets	63,541	(34,410)
Accounts payable	230,949	512,700
Accrued wages and salaries	284,720	278,018
Other accrued expenses	(134,562)	(129,411)
Unearned revenue and customer deposits	104,962	(71,339)

Net cash provided by operating activities	2,091,191	1,254,255

Cash flows from investing activities:
Capital expenditures	(868,605)	(765,051)
Proceeds from the sale of equipment	—	18,700
Proceeds from certificates of deposit	4,813,000	1,842,248
Purchases of certificates of deposit	(4,075,000)	(996,000)

Net cash provided by (used in) investing activities	(130,605)	99,897

Cash flows from financing activities:
Cash dividends paid	(589,341)	(734,260)

Net cash used in financing activities	(589,341)	(734,260)

Net increase in cash and cash equivalents	1,371,245	619,892
Cash and cash equivalents at beginning of period	231,252	443,608

Cash and cash equivalents at end of period	$1,602,497	$1,063,500

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$18,250	$35,036

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2015 (unaudited) and December 31, 2014 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2015 are not necessarily indicative of the results to be expected for the year.

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

4. The Company has entered into a contract to expand the fastener facility in Madison Heights, Michigan in order to provide additional capacity and improve workflow through the plant. The base contract amount is $1,502,500 and construction will begin in the third quarter.

5. The Company’s effective tax rates were approximately 32.7% and 34.7% for the second quarter of 2015 and 2014, respectively, and 32.3% and 34.2% for the six months ended June 30, 2015 and 2014, respectively. Rates were lower than the U.S. federal statutory rate in 2015 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2015	December 31, 2014
Raw material	$2,053,477	$2,154,572
Work-in-process	1,659,654	1,664,899
Finished goods	1,914,398	1,961,003

Inventory, gross	5,627,529	5,780,474
Valuation reserves	617,000	618,000

Inventory, net	$5,010,529	$5,162,474

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2015:
Net sales	$8,276,263	$929,911	$—	$9,206,174
Depreciation	275,612	20,097	19,121	314,830
Segment operating profit	1,129,353	293,002	—	1,422,355
Selling and administrative expenses	—	—	(579,611)	(579,611)
Interest income	—	—	6,217	6,217

Income before income taxes				$848,961

Capital expenditures	108,726	344,367	20,078	473,171
Segment assets:
Accounts receivable, net	5,546,859	359,787	—	5,906,646
Inventories, net	4,148,131	862,398	—	5,010,529
Property, plant and equipment, net	9,175,077	1,471,665	486,914	11,133,656
Other assets	—	—	7,829,216	7,829,216

				$29,880,047

Three Months Ended June 30, 2014:
Net sales	$8,764,594	$736,084	$—	$9,500,678
Depreciation	279,156	16,066	18,188	313,410
Segment operating profit	1,218,161	170,358	—	1,388,519
Selling and administrative expenses	—	—	(523,810)	(523,810)
Interest income	—	—	6,345	6,345

Income before income taxes				$871,054

Capital expenditures	218,717	21,540	9,212	249,469
Segment assets:
Accounts receivable, net	5,856,458	337,641	—	6,194,099
Inventories, net	4,427,259	786,966	—	5,214,225
Property, plant and equipment, net	8,946,522	1,126,541	517,408	10,590,471
Other assets	—	—	7,187,722	7,187,722

				$29,186,517

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Six Months Ended June 30, 2015:
Net sales	$16,676,760	$1,813,205	$—	$18,489,965
Depreciation	549,364	40,194	37,917	627,475
Segment operating profit	2,147,400	537,591	—	2,684,991
Selling and administrative expenses	—	—	(1,170,607)	(1,170,607)
Interest income	—	—	13,050	13,050

Income before income taxes				$1,527,434

Capital expenditures	459,543	399,142	28,170	886,855
Six Months Ended June 30, 2014:
Net sales	$17,852,329	$1,598,773	$—	$19,451,102
Depreciation	550,354	32,132	36,250	618,736
Segment operating profit	2,397,152	401,397	—	2,798,549
Selling and administrative expenses	—	—	(1,081,984)	(1,081,984)
Interest income	—	—	12,862	12,862

Income before income taxes				$1,729,427

Capital expenditures	769,335	21,540	9,212	800,087

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the second quarter of 2015 were $9,206,174 compared to $9,500,678 in the second quarter of 2014, a decline of $294,504, or 3.1%. Despite the lower sales, net income for the second quarter of 2015 was relatively unchanged from the previous year due to favorable raw material prices, reductions in certain production expenses and an increase in higher margin assembly equipment sales. Net income for the second quarter of 2015 was $570,961, or $0.59 per share, compared with $569,054, or $0.59 per share, in the second quarter of 2014. For the first half of 2015, net sales totaled $18,489,965 compared to $19,451,102 in the first half of 2014, a decline of $961,137, or 4.9%. Net income for the first half of 2015 was $1,033,434, or $1.07 per share, compared to $1,137,427, or $1.18 per share, reported in the first half of 2014.

Fastener segment revenues for the second quarter of 2015 were $8,276,263, a decline of $488,331, or 5.6%, compared to $8,764,594 reported in the second quarter of 2014. For the first six months of 2015, fastener segment revenues were $16,676,760, compared to $17,852,329 in the first half of 2014, a decline of $1,175,569, or 6.6%. Sales to the China location of a certain automotive customer improved to levels comparable to 2014 during the second quarter, after being down approximately $269,000 in the first quarter, but demand from certain other automotive customers remained below that of the prior year. Due in part to a $49,000 reduction in tooling expense and a $69,000 reduction in production supplies expense, as well as favorable raw material prices during the quarter, the decline in fastener segment gross margins caused by lower sales was limited to $118,254 during the second quarter. For the first half of 2015, tooling expense has been reduced $172,000 and production supplies expense has been reduced $130,000 compared to the first half of 2014. Additionally, natural gas expense has declined $67,000, primarily in the first quarter, from the elevated level of 2014, partially offsetting the decline in sales and resulting in a $296,656 reduction in segment gross margin for the first half of 2015.

Assembly equipment segment revenues were $929,911 in the second quarter of 2015, an increase of $193,827, or 26.3%, compared to the second quarter of 2014, when revenues were $736,084. The increase in second quarter sales was the result of an increase in the number and average price of machines shipped compared to the second quarter of 2014 as well as improved sales of tools and parts. For the first half of the year, assembly equipment sales increased $214,432, or 13.4%, to $1,813,205 compared to $1,598,773 reported for the first half of 2014. The increase in sales in the second quarter and the first half of the year resulted in an improvement in segment margins of $125,257 and $135,216, respectively.

Selling and administrative expenses for the second quarter of 2015 were $1,408,854, an increase of $28,968, or 2.1%, compared with the year earlier quarter total of $1,379,886. Approximately $20,000 of the increase was related to payroll and payroll related expenses. The remaining net increase related to smaller individual items. For the first six months of the year, selling and administrative expenses have increased $40,741, or 1.5%, from $2,793,938 in 2014, to $2,834,679 in 2015. Payroll and related expenses account for approximately $30,000 of the increase during the first half of 2015. The most significant item of reduction is profit sharing expense, which is down $22,000 compared to the first half of last year, due to lower profits. Repairs and maintenance increased $14,000 in the first half of the year, due to nonrecurring building maintenance, and other smaller items made up the remaining net increase. While the overall current year increase has been modest, selling and administrative expenses as a percentage of net sales for the first half of 2015 increased to 15.3%, from 14.4% in 2014, due to the decline in sales.

Other Income

Other income in the second quarter of 2015 was $10,305, compared to $10,433 in the second quarter of 2014. Other income for the first half of 2015 was $20,738, compared to $20,550 in the first six months of 2014. Other income consists primarily of interest income on certificates of deposit.

Income Tax Expense

The Company’s effective tax rates were approximately 32.7% and 34.7% for the second quarter of 2015 and 2014, respectively, and 32.3% and 34.2% for the six months ended June 30, 2015 and 2014, respectively. Rates were lower than the U.S. federal statutory rate in 2015 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital at June 30, 2015 amounted to $16.1 million, an increase of approximately $.2 million from the beginning of the year. The most significant change in the individual working capital components since the beginning of the year was the net increase in cash, cash equivalents and certificates of deposits. Capital expenditures for the first half of 2015 were $.9 million, which primarily consisted of equipment used in production activities. Dividends paid in the first two quarters were $.6 million, including two regular quarterly payments of $.18 per share and an extra dividend of $.25 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $.6 million increase in such total balances from the beginning of the year, to $6.9 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Sales in the second quarter were mixed, with the increase in assembly equipment sales more than offset by lower fastener segment sales. Fastener segment demand remained uneven during the second quarter, but improved order activity for machines resulted in strong assembly equipment sales compared to last year. We have made adjustments to our operations in response to changing demand and will continue to emphasize cost controls wherever possible. Cost savings achieved during the second quarter resulted in net income that was relatively unchanged from the second quarter of 2014, at $.59 per share, despite the lower sales. Although the domestic economy did not perform as well as projected in the first half of 2015, our financial condition remains sound and has allowed us to continue to make investments in our operations in an effort to remain competitive and report positive operating results.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 7, 2015
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015
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

101

Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.