Form 10-Q
period 2015-09-30
CHICAGO RIVET & MACHINE CO
filed 2015-11-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,080,803	$231,252
Certificates of deposit	6,316,000	6,058,000
Accounts receivable, net of allowance of $146,000 and $150,000, respectively	5,902,138	5,669,654
Inventories, net	4,864,052	5,162,474
Deferred income taxes	448,191	446,191
Prepaid Income Taxes	17,112	173,656
Other current assets	489,468	348,413

Total current assets	19,117,764	18,089,640

Property, Plant and Equipment:
Land and improvements	1,281,982	1,270,242
Buildings and improvements	6,528,761	6,494,896
Production equipment and other	33,578,649	33,190,789

	41,389,392	40,955,927
Less accumulated depreciation	30,135,229	30,077,932

Net property, plant and equipment	11,254,163	10,877,995

Total assets	$30,371,927	$28,967,635

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,275,949	$923,819
Accrued wages and salaries	913,435	605,029
Other accrued expenses	450,997	520,723
Unearned revenue and customer deposits	228,688	69,866

Total current liabilities	2,869,069	2,119,437
Deferred income taxes	1,069,275	1,107,275

Total liabilities	3,938,344	3,226,712

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	28,770,451	28,077,791
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	26,433,583	25,740,923

Total liabilities and shareholders’ equity	$30,371,927	$28,967,635

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$9,018,272	$8,995,825	$27,508,237	$28,446,927
Cost of goods sold	7,107,714	6,910,132	21,256,304	21,858,419

Gross profit	1,910,558	2,085,693	6,251,933	6,588,508
Selling and administrative expenses	1,294,140	1,326,911	4,128,819	4,120,849

Operating profit	616,418	758,782	2,123,114	2,467,659

Other income	12,053	9,975	32,791	30,525

Income before income taxes	628,471	768,757	2,155,905	2,498,184
Provision for income taxes	206,000	228,000	700,000	820,000

Net income	$422,471	$540,757	$1,455,905	$1,678,184

Per share data, basic and diluted:
Net income per share	$0.44	$0.56	$1.51	$1.74

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.18	$0.18	$0.79	$0.94

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Retained earnings at beginning of period	$28,077,791	$27,207,970

Net income	1,455,905	1,678,184
Cash dividends declared in the period;
$.79 per share in 2015 and $.94 per share in 2014	(763,245)	(908,164)

Retained earnings at end of period	$28,770,451	$27,977,990

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$1,455,905	$1,678,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	943,595	932,500
(Gain) loss on disposal of equipment	17,485	(17,613)
Deferred income taxes	(40,000)	(94,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(232,484)	(450,535)
Inventories	298,422	(401,963)
Other current assets	15,489	(139,946)
Accounts payable	349,057	350,207
Accrued wages and salaries	308,406	462,838
Other accrued expenses	(69,726)	(56,565)
Unearned revenue and customer deposits	158,822	(35,098)

Net cash provided by operating activities	3,204,971	2,228,009

Cash flows from investing activities:
Capital expenditures	(1,339,044)	(1,329,170)
Proceeds from the sale of equipment	4,869	18,700
Proceeds from certificates of deposit	5,560,000	2,639,348
Purchases of certificates of deposit	(5,818,000)	(2,241,000)

Net cash used in investing activities	(1,592,175)	(912,122)

Cash flows from financing activities:
Cash dividends paid	(763,245)	(908,164)

Net cash used in financing activities	(763,245)	(908,164)

Net increase in cash and cash equivalents	849,551	407,723
Cash and cash equivalents at beginning of period	231,252	443,608

Cash and cash equivalents at end of period	$1,080,803	$851,331

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$3,073	$19,966

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2015 (unaudited) and December 31, 2014 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2015 are not necessarily indicative of the results to be expected for the year.

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

4. The Company has entered into a contract to expand the fastener segment facility in Madison Heights, Michigan in order to provide additional capacity and improve workflow in the plant. The base contract amount is $1,502,500 and construction began during the third quarter.

5. The Company’s effective tax rates were 32.8% and 29.7% for the third quarter of 2015 and 2014, respectively, and 32.5% and 32.8% for the nine months ended September 30, 2015 and 2014, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2012, 2013 and 2014 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2012, 2013 and 2014 federal income tax returns will expire on September 15, 2016, 2017 and 2018, respectively.

The Company’s state income tax returns for the 2012 through 2014 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2018. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2015	December 31, 2014
Raw material	$2,018,773	$2,154,572
Work-in-process	1,690,510	1,664,899
Finished goods	1,771,769	1,961,003

Inventory, gross	5,481,052	5,780,474
Valuation reserves	617,000	618,000

Inventory, net	$4,864,052	$5,162,474

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2015:
Net sales	$8,153,422	$864,850	$—	$9,018,272

Depreciation	276,252	20,097	19,771	316,120
Segment operating profit	893,862	237,849	—	1,131,711
Selling and administrative expenses	—	—	(509,169)	(509,169)
Interest income	—	—	5,929	5,929

Income before income taxes				$628,471

Capital expenditures	360,898	49,119	45,245	455,262

Segment assets:
Accounts receivable, net	5,536,738	365,400	—	5,902,138
Inventories, net	3,959,195	904,857	—	4,864,052
Property, plant and equipment, net	9,259,723	1,482,052	512,388	11,254,163
Other assets			8,351,574	8,351,574

				$30,371,927

Three Months Ended September 30, 2014:
Net sales	$8,295,936	$699,889	$—	$8,995,825

Depreciation	279,258	16,066	18,440	313,764

Segment operating profit	1,110,078	157,153	—	1,267,231
Selling and administrative expenses	—	—	(504,849)	(504,849)
Interest income	—	—	6,375	6,375

Income before income taxes				$768,757

Capital expenditures	532,879	—	16,170	549,049

Segment assets:
Accounts receivable, net	5,615,498	345,807	—	5,961,305
Inventories, net	4,479,552	803,199	—	5,282,751
Property, plant and equipment, net	9,199,056	1,110,475	515,138	10,824,669
Other assets			7,543,989	7,543,989

				$29,612,714

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Nine Months Ended September 30, 2015:
Net sales	$24,830,182	$2,678,055	$—	$27,508,237

Depreciation	825,616	60,291	57,688	943,595
Segment operating profit	3,041,262	775,440	—	3,816,702
Selling and administrative expenses	—	—	(1,679,776)	(1,679,776)
Interest income	—	—	18,979	18,979

Income before income taxes				$2,155,905

Capital expenditures	820,441	448,261	73,415	1,342,117
Nine Months Ended September 30, 2014:
Net sales	$26,148,265	$2,298,662	$—	$28,446,927

Depreciation	829,612	48,198	54,690	932,500
Segment operating profit	3,507,230	558,550	—	4,065,780
Selling and administrative expenses	—	—	(1,586,833)	(1,586,833)
Interest income	—	—	19,237	19,237

Income before income taxes				$2,498,184

Capital expenditures	1,302,214	21,540	25,382	1,349,136

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales in the third quarter were $9,018,272 this year, compared to $8,995,825 in the third quarter of 2014, a 0.2% increase. As of September 30, 2015, year to date sales totaled $27,508,237 compared to $28,446,927, for the first three quarters of 2014, a decline of 3.3%. Net income for the third quarter was $422,471, or $0.44 per share, compared with $540,757, or $0.56 per share, in the third quarter of 2014. Net income for the first three quarters of 2015 was $1,455,905, or $1.51 per share, compared with $1,678,184, or $1.74 per share, reported in 2014. Contributing to the less profitable results for the third quarter and the current year to date were lower fastener segment sales and increases in certain overhead costs.

In the third quarter, fastener segment revenues were $8,153,422, down $142,514, or 1.7%, from $8,295,936 in the year earlier quarter. For the first three quarters of the year, fastener segment revenues have declined $1,318,083, or 5.0%, to $24,830,182 from $26,148,265 in 2014. Sales to the China location of a certain automotive customer slowed dramatically during the third quarter and declined approximately $288,000 compared to the year earlier quarter. On a year to date basis, the decline accounted for approximately $592,000 of the net decrease in fastener segment sales in the current year. Fastener segment gross margin was $1,600,848 in the third quarter compared to $1,857,682 in the third quarter of 2014, as lower sales and increases in payroll and employee insurance negatively impacted margins in the quarter. Fastener segment gross margin for the first three quarters of 2015 was $5,255,390 compared to $5,808,879 in 2014, a reduction of $553,489, or 9.5%. While we were able to achieve savings of $168,000 in tooling and $98,000 related to supplies, production payroll costs, including a $65,000 increase in employee insurance, did not fall in proportion to the lower sales.

Assembly equipment segment revenues were $864,850 in the third quarter of 2015, an increase of $164,961, or 23.6%, compared to the third quarter of 2014, when revenues were $699,889. The increase in third quarter sales was primarily the result of an increase in the number of machines shipped compared to the third quarter of 2014. Sales of tools and parts also improved during the quarter compared to the year earlier period. For the first three quarters of the year, assembly equipment sales were $2,678,055, an increase of $379,393, or 16.5%, compared to $2,298,662 reported for the first three quarters of 2014. The increase in sales in the third quarter and the first nine months of the year resulted in an improvement in segment margins of $98,700 and $216,914, respectively.

Selling and administrative expenses for the third quarter of 2015 were $1,294,140, a decline of $32,771, or 2.5%, compared to the year earlier quarter total of $1,326,911. The decrease is due in part to a $19,000 reduction in consulting expense in the quarter, related to ISO/TS 16949:2009 quality certification efforts in 2014, and an $18,000 decline in profit sharing expense related to lower profitability in the current year quarter. Additionally, payroll expenses declined $25,000 during the quarter compared to last year. The largest item to partially offset these declines was a $17,000 increase related to computer system upgrades during the quarter. For the first three quarters of 2015, selling and administrative expenses were $4,128,819 compared to $4,120,849 for the same period of 2014, an increase of $7,970, or 0.2%. Year to date, consulting expenses have declined $27,000 while profit sharing expense has declined $40,000. Partially offsetting these declines is a $38,000 increase in maintenance and supplies primarily related to computer system upgrades and an $18,000 increase in employee insurance expense due to higher rates. The remaining net difference is comprised of various smaller items of change. While the overall current year increase has been modest, selling and administrative expenses as a percentage of net sales for the first nine months of 2015 increased to 15.0%, from 14.5% in 2014, due to the net decline in sales.

Other Income

Other income in the third quarter of 2015 was $12,053, compared to $9,975 in the third quarter of 2014. Other income for the first three quarters of 2015 was $32,791, compared to $30,525 in the first nine months of 2014. Other income consists primarily of interest income on certificates of deposit.

Income Tax Expense

The Company’s effective tax rates were 32.8% and 29.7% for the third quarter of 2015 and 2014, respectively, and 32.5% and 32.8% for the nine months ended September 30, 2015 and 2014, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital as of September 30, 2015 amounted to $16.2 million, an increase of approximately $.3 million from the beginning of the year. The most significant change in the individual working capital components since the beginning of the year was the net increase in cash, cash equivalents and certificates of deposits. Capital expenditures for the first three quarters of 2015 were $1.3 million, which consisted of approximately $387,000 for equipment used in our fastener segment operations, $407,000 for equipment used in our assembly equipment segment, $336,000 for the building expansion at H & L Tool and the remainder for various building and computer system upgrades. Dividends paid in the first three quarters were $.8 million, including three regular quarterly payments of $.18 per share and an extra dividend of $.25 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was to increase such balances by $1.1 million, from the beginning of the year, to $7.4 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate coverage for working capital for the next twelve months and the Madison Heights, Michigan expansion.

Results of Operations Summary

Sales in the third quarter were mixed, with the increase in assembly equipment sales being largely offset by lower fastener segment sales. Fastener segment demand remained uneven during the third quarter, but improved order activity for machines resulted in strong assembly equipment sales compared to last year. Conditions in the automotive market, upon which we rely for the majority of our revenues, remain favorable, even though foreign shipments, especially to China, trail last year. We have made adjustments to our operations in response to changing demand and will continue to emphasize cost controls wherever possible. Our financial condition remains sound and has allowed us to continue to make investments in our operations in an effort to remain competitive and report positive operating results.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 6, 2015

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.