Form 10-K
period 2015-12-31
CHICAGO RIVET & MACHINE CO
filed 2016-03-21
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-01227

CHICAGO RIVET & MACHINE CO.

(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State of incorporation)	(I.R.S. Employer Identification Number)
901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock - $1.00 Par Value	NYSE MKT
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2015 was $21,996,744.

As of March 16, 2016, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2015 (the “2015 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2016 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2015

PART I

ITEM 1 – Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 10 of the Company’s 2015 Annual Report to Shareholders. The 2015 Annual Report is filed as an exhibit to this report.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2015, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 21% and 20% of the Company’s consolidated revenues in 2015 and 2014, respectively. Sales to Fisher & Company accounted for approximately 12% and 13% of the Company’s consolidated revenues in 2015 and 2014, respectively.

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

At December 31, 2015, the Company employed 234 people.

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

Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by fierce competition, and has undergone major restructuring in recent years in response to overcapacity, narrowing profit margins, significant pension and health care liabilities and excess debt. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before rebounding in 2010. Although automotive production and sales have increased in 2010 through 2015, any decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

Our sales to two customers constituted approximately 33% of our consolidated revenues in 2015 and 2014. Sales to TI Group Automotive Systems, LLC accounted for approximately 21% and 20% of the Company’s consolidated revenues in 2015 and 2014, respectively. Sales to Fisher & Company accounted for approximately 12% and 13% of the Company’s consolidated revenues in 2015 and 2014, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to export sales.

Our export sales have increased in recent years, and we are working to continue to expand our business relationships with customers outside of the United States. Export sales are subject to various risks, including risks related to changes in local economic, social and political conditions (particularly in emerging markets) and foreign currency exchange rate fluctuations, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE MKT (not registered, trading privileges only). The average daily trading volume for our common stock during 2015 was less than 7,500 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B – Unresolved Staff Comments

None.

ITEM 2 – Properties

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

ITEM 3 – Legal Proceedings

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 16, 2016, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer

John A. Morrissey	80	Chairman, Chief Executive Officer	35

Michael J. Bourg	53	President, Chief Operating Officer and Treasurer	17

•	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

•	Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE MKT (trading privileges only, not registered). As of March 4, 2016 there were approximately 160 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2015 Annual Report is incorporated herein by reference. The 2015 Annual Report is filed as an exhibit to this report. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends,” for additional information about the Company’s dividend policy.

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

ITEM 6 – Selected Financial Data

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we have elected scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 6.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Financial results for 2015 were positive, though mixed, with an 18.7% increase in assembly equipment segment revenues offset by a 4.5% decline in the larger fastener segment. The strength in assembly equipment segment sales was evident in all major product categories, while the decline in the fastener segment sales was primarily due to lower export sales and the transition period where certain parts reached the end of their normal production life before newer parts started shipping in full production quantities. Overall, net sales in 2015 were $36,174,604 compared to $37,135,207 in 2014, a decline of 2.6%. Net income for 2015 was $1,687,641, or $1.75 per share, compared to $1,951,889, or $2.02 per share, in 2014.

2015 Compared to 2014

Fastener segment revenues were $7,759,833 in the fourth quarter of 2015, a decline of $208,203, or 2.6%, from $7,968,036 in the fourth quarter of 2014. Fastener segment sales for the full year were $32,590,015 in 2015, compared with $34,116,301 in 2014, a decline of $1,526,286, or 4.5%. This breaks a string of five consecutive years of fastener segment sales growth. Our fastener segment, which relies on the automotive sector for the majority of its revenues, was supported by another year of growth in domestic automobile and light truck sales, however, our sales to certain export markets experienced significant declines. Shipments to China were down approximately $700,000 as their economy went through a significant slowdown in 2015. Also contributing to the decline in sales were certain automotive parts that reached the end of their regular production lives during the year. The decrease in net sales was the primary factor contributing to lower fastener segment margins during 2015. Although we experienced favorable raw material prices during the year and reduced our tooling expense by $396,000, the lower production volume negatively impacted our labor efficiency while our health insurance expense increased approximately $101,000 during the year, resulting in a net reduction in gross margin for the fastener segment of $98,106 in the fourth quarter of 2015 and $651,598 for the full year of 2015 compared to 2014.

Assembly equipment segment revenues were $906,534 in the fourth quarter of 2015, an increase of $186,290, or 25.9%, compared to the fourth quarter of 2014, when revenues were $720,244. For the full year, 2015 assembly equipment segment revenues were $3,584,589, an increase of $565,683, or 18.7%, compared to $3,018,906 reported in 2014. The increase in fourth quarter and full year sales was the result of an increase in the number of machines shipped compared to the year earlier periods and an increase in the sale of tools and machine parts. The increase in sales in the fourth quarter and the full year resulted in an improvement in segment margins of $25,015 and $241,910, respectively.

Selling and administrative expenses were $5,408,281 in 2015, a decrease of $31,274, or 0.6%, compared to the 2014 total of $5,439,555. The change is primarily due to a reduction in profit sharing expense of $40,917, related to lower operating profit. As a percentage of net sales, selling and administrative expenses were 15% in 2015 compared to 14.6% in 2014.

Other income was $44,443 in 2015 compared to $41,280 in 2014. Both interest income and other miscellaneous income increased slightly in 2015 compared to the prior year.

The Company’s effective income tax rates were 33.3% and 32.9% in 2015 and 2014, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends totaling $.72 per share during 2015. In addition, an extra dividend of

$.25 per share was paid during the first quarter, bringing the total distribution for the year to $.97 per share. On February 15, 2016, the Board of Directors declared a regular quarterly dividend of $.18 per share, payable March 18, 2016 to shareholders of record on March 4, 2016. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 82 years. At that same meeting, the Board also declared an extra dividend of $.25 per share payable March 18, 2016 to shareholders of record on March 4, 2016.

PROPERTY, PLANT AND EQUIPMENT

Capital expenditures during 2015 totaled $2,104,267, of which $1,545,533 related to investments in our fastener operations. The expansion of our H & L Tool manufacturing plant, undertaken to increase capacity and improve production efficiency, totaled $696,246. Cold heading and screw machine equipment comprised $416,268 of the fastener segment additions, $333,395 was expended for equipment used in performing secondary operations on parts and quality control and the remaining $99,624 relates to general plant equipment. Assembly equipment segment additions totaled $455,139, primarily for the installation of a new state-of-the-art horizontal machining center. Additional investments of $103,595 for technology upgrades and building improvements were made in 2015 that benefit both operating segments.

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

Depreciation expense amounted to $1,261,446 in 2015 and $1,262,725 in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2015 was approximately $16.1 million, an increase of $.1 million from the beginning of the year. Contributing to the change was a $.6 million reduction in inventory which was only partially offset by a $.4 million increase in unearned revenue. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $7.4 million at the end of 2015, an increase of $1.1 million. The Company’s investing activities in 2015 consisted primarily of capital expenditures of $2.1 million. The only financing activity during 2015 was the payment of $.9 million in dividends.

Management believes that current cash, cash equivalents and operating cash flow will be sufficient to provide adequate working capital for the next twelve months.

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

OUTLOOK FOR 2016

U.S. auto and light truck sales are forecast to remain at record levels in 2016 due to the improving job market, favorable financing rates and lower gasoline prices. This is favorable to our fastener segment, as the majority of that segment’s revenue comes from the automotive sector. However, there is expected to be continuing weakness in certain foreign markets we serve.

The near-term outlook for our assembly equipment segment remains favorable based on current order backlog, but a cautious sentiment for capital expenditures is a concern in looking at the second half of the year as the overall economy is expected to continue the tepid growth rate of recent years.

During the past year, we benefited from declining commodity prices and lower fuel costs, but along with lower volume, increases in certain other expenses, especially health insurance, partially offset these lower costs and resulted in fractionally lower margins overall. Increased costs can be difficult to recover in our market, as many of our customers expect prices to be held constant over the life of a part. As in the past, we will continue our efforts to improve operational efficiency as a means to improve margins.

Our profitable results in recent years have allowed us to consistently make investments in our operations which we consider necessary to remain competitive. Over the last five years, we have invested $10.1 million on such upgrades. The investments we made in 2015 in our facilities and equipment have expanded our production capacity and should result in more efficient operations. We believe these investments are necessary to allow us to take advantage of opportunities that may improve revenue and profitability in the future. In the upcoming year, we will continue to make investments designed to further improve operations. We will continue our efforts to foster new customer relationships and build on existing ones in all the markets we serve by emphasizing value over price and by focusing our efforts on producing more complex parts for which our expertise, quality and customer service are important factors in purchasing decisions.

The positive results in the past year would not have been possible without the dedicated efforts of our employees, who consistently work to meet the daily challenges of today’s manufacturing environment. We are grateful for their contributions as well as the loyalty of our customers, who have placed their confidence in us to help them achieve their goals. We also take this opportunity to acknowledge our shareholders for their support.

ITEM 7A Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.

ITEM 8 – Financial Statements and Supplementary Data

See the section entitled “Consolidated Financial Statements” which appears on page 16 of this report.

ITEM 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the 2013 criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2015.

Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2016 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2016 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2016 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 – Executive Compensation

The information set forth in the Company’s 2016 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott and William T. Divane, Jr.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2016 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2016 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees – Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2016 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

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

Chicago Rivet & Machine Co.

By	/s/Michael J. Bourg
Michael J. Bourg
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/John A. Morrissey John A. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee March 21, 2016

/s/Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee March 21, 2016

/s/Edward L. Chott Edward L. Chott	Director, Member of the Audit Committee March 21, 2016

/s/Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee March 21, 2016

/s/William T. Divane, Jr. William T. Divane	Director, Member of the Audit Committee March 21, 2016

/s/Walter W. Morrissey Walter W. Morrissey	Director, Member of the Executive Committee March 21, 2016

/s/John L. Showel John L. Showel	Director March 21, 2016

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Crowe Horwath LLP dated March 21, 2016, appearing on pages 4 to 11 of the accompanying 2015 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2015 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2015 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2015 Annual Report)

Consolidated Statements of Income (page 5 of 2015 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2015 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2015 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2015 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2015 Annual Report)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 15, 2016.

13*	Annual Report to Shareholders for the year ended December 31, 2015.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL):(1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.