Form 10-Q
period 2016-03-31
CHICAGO RIVET & MACHINE CO
filed 2016-05-05
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 2, 2016, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$965,148	$800,894
Certificates of deposit	6,067,000	6,565,000
Accounts receivable - Less allowances of $150,000	6,111,917	5,438,332
Inventories, net	4,919,704	4,538,212
Prepaid income taxes	—	273,112
Other current assets	386,448	383,953

Total current assets	18,450,217	17,999,503

Property, Plant and Equipment:
Land and improvements	1,281,982	1,281,982
Buildings and improvements	7,531,420	7,271,006
Production equipment and other	33,378,011	33,295,529

	42,191,413	41,848,517
Less accumulated depreciation	30,192,944	30,150,074

Net property, plant and equipment	11,998,469	11,698,443

Total assets	$30,448,686	$29,697,946

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,420,080	$768,111
Accrued wages and salaries	633,925	611,484
Other accrued expenses	337,372	465,662
Unearned revenue and customer deposits	448,189	467,189

Total current liabilities	2,839,566	2,312,446

Deferred income taxes	886,084	894,084

Total liabilities	3,725,650	3,206,530

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	29,059,904	28,828,284
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	26,723,036	26,491,416

Total liabilities and shareholders’ equity	$30,448,686	$29,697,946

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Net sales	$9,596,395	$9,283,791
Cost of goods sold	7,167,778	7,189,926

Gross profit	2,428,617	2,093,865
Selling and administrative expenses	1,458,719	1,425,825

Operating profit	969,898	668,040

Other income	13,159	10,433

Income before income taxes	983,057	678,473
Provision for income taxes	336,000	216,000

Net income	$647,057	$462,473

Per share data, basic and diluted:
Net income per share	$0.67	$0.48

Average common shares outstanding	966,132	966,132

Cash dividends declared per share	$0.43	$0.43

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Retained earnings at beginning of period	$28,828,284	$28,077,791

Net income	647,057	462,473

Cash dividends declared in the period; $.43 per share in 2016 and 2015	(415,437)	(415,437)

Retained earnings at end of period	$29,059,904	$28,124,827

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$647,057	$462,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	299,355	312,645
(Gain) loss on disposal of equipment	(1,022)	1,088
Deferred income taxes	(8,000)	(24,000)
Changes in operating assets and liabilities:
Accounts receivable	(673,585)	(597,655)
Inventories	(381,492)	126,926
Other current assets	270,617	97,985
Accounts payable	649,419	316,075
Accrued wages and salaries	22,441	196,379
Other accrued expenses	(128,290)	(242,674)
Unearned revenue and customer deposits	(19,000)	114,852

Net cash provided by operating activities	677,500	764,094

Cash flows from investing activities:
Capital expenditures	(596,831)	(371,216)
Proceeds from the sale of equipment	1,022	—
Proceeds from certificates of deposit	1,494,000	1,843,000
Purchases of certificates of deposit	(996,000)	(1,594,000)

Net cash used in investing activities	(97,809)	(122,216)

Cash flows from financing activities:
Cash dividends paid	(415,437)	(415,437)

Net cash used in financing activities	(415,437)	(415,437)

Net increase in cash and cash equivalents	164,254	226,441
Cash and cash equivalents at beginning of period	800,894	231,252

Cash and cash equivalents at end of period	$965,148	$457,693

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$2,550	$42,468

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2016 (unaudited) and December 31, 2015 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were approximately 34.2% and 31.8% for the first quarter of 2016 and 2015, respectively. The rate was lower than the U.S. federal statutory rate in 2015 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”) to simplify the presentation of deferred income taxes. Under this update, all deferred income tax assets and liabilities, along with any related valuation allowance, are required to be classified as noncurrent on the balance sheet. Effective January 1, 2016, the Company early adopted ASU No. 2015-17 and retrospectively reclassified $425,191 of current deferred income tax assets to long-term deferred income tax liability on the December 31, 2015 consolidated balance sheet.

The Company’s federal income tax returns for the 2012 through 2015 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2012 through 2015 federal income tax returns will expire on September 15, 2016 through 2019, respectively.

The Company’s state income tax returns for the 2012 through 2015 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2019. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2016	December 31, 2015
Raw material	$1,782,163	$1,923,932
Work-in-process	1,792,635	1,606,389
Finished goods	1,920,906	1,584,891

Inventory, gross	5,495,704	5,115,212
Valuation reserves	(576,000)	(577,000)

Inventory, net	$4,919,704	$4,538,212

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2016:
Net sales	$8,447,329	$1,149,066	$—	$9,596,395

Depreciation	260,823	21,582	16,950	299,355

Segment operating profit	1,226,361	433,199	—	1,659,560
Selling and administrative expenses	—	—	(685,262)	(685,262)
Interest income	—	—	8,759	8,759

Income before income taxes				$983,057

Capital expenditures	409,785	181,368	8,228	599,381

Segment assets:
Accounts receivable, net	5,701,331	410,586	—	6,111,917
Inventories, net	3,951,985	967,719	—	4,919,704
Property, plant and equipment, net	9,858,184	1,628,796	511,489	11,998,469
Other assets	—	—	7,418,596	7,418,596

				$30,448,686

Three Months Ended March 31, 2015:
Net sales	$8,400,497	$883,294	$—	$9,283,791

Depreciation	273,752	20,097	18,796	312,645

Segment operating profit	1,018,047	244,589	—	1,262,636
Selling and administrative expenses	—	—	(590,996)	(590,996)
Interest income	—	—	6,833	6,833

Income before income taxes				$678,473

Capital expenditures	350,817	54,775	8,092	413,684

Segment assets:
Accounts receivable, net	5,815,951	451,358	—	6,267,309
Inventories, net	4,187,776	847,772	—	5,035,548
Property, plant and equipment, net	9,344,594	1,147,395	485,957	10,977,946
Other assets	—	—	6,690,777	6,690,777

				$28,971,580

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the first quarter of 2016 were $9,596,395 compared to $9,283,791 in the first quarter of 2015, an increase of $312,604, or 3.4%. The increase is primarily attributable to strong machine sales and improved demand from automotive customers in China. A more profitable sales mix and favorable raw material prices resulted in improved gross margins compared to a year earlier. Net income was $647,057, or $0.67 per share, in the first quarter of this year compared to $462,473, or $0.48 per share, in the first quarter of 2015. In addition to a regular quarterly dividend of $0.18 per share, an extra dividend of $0.25 per share was paid in the first quarter based on the positive results achieved in 2015.

Fastener segment revenues were $8,447,329 in the first quarter of 2016, an increase of $46,832, or 0.6%, from $8,400,497 reported in the first quarter of 2015. The increase in sales reflects the modest growth in North American vehicle sales during the first quarter of 2016 and reduced demand for certain non-automotive parts. Overall, fastener segment overhead in the first quarter was consistent with the year earlier quarter, however, favorable raw material prices resulted in improved gross margins in the current year. The net impact of these factors was to increase fastener segment gross margin by $244,506.

Assembly equipment segment revenues were $1,149,066 in the first quarter of 2016 compared to $883,294 in the first quarter of 2015, an increase of $265,772, or 30.1%. The increase in revenue was primarily due to an increase in the number of machines shipped in the current year quarter compared to last year. The increase in revenue during the quarter, while keeping manufacturing costs comparable to the same period last year, resulted in an improvement in segment margins of $90,246 in the first quarter of 2016. As of the end of the first quarter, the machine order backlog has improved over that of a year earlier.

Selling and administrative expenses during the first quarter of 2016 were $1,458,719, an increase of $32,894, or 2.3%, compared to $1,425,825 recorded in the first quarter of 2015. An increase in profit sharing expense, due to improved operating results, was primarily responsible for the change. Compared to net sales, selling and administrative expenses declined to 15.2% in the first quarter of 2016 from 15.4% in the first quarter of 2015.

Other Income

Other income in the first quarter of 2016 was $13,159, compared to $10,433 in the first quarter of 2015. The increase is primarily related to an increase in interest income on certificates of deposit.

Income Tax Expense

The Company’s effective tax rates were approximately 34.2% and 31.8% for the first quarter of 2016 and 2015, respectively. The 2015 rate was lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital amounted to $15.6 million as of March 31, 2016, a decrease of approximately $0.1 million from the beginning of the current year. The largest component of the net change in the first quarter was accounts receivable, which increased by $0.7 million due to greater sales activity during the quarter, compared to the seasonally lower fourth quarter of 2015. Offsetting this change was an increase of $0.6 million in accounts payable, which relates to the greater level of activity in the quarter, and a reduction in prepaid income taxes of $0.3 million since the beginning of the year. The net result of these changes and other cash flow items was to leave cash, cash equivalents and certificates of deposit at $7 million at March 31, 2016 compared to $7.4 million as of the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

We are pleased to report improvement in both sales and net income in the first quarter. Demand for our fastener segment products remains stable and is supported by a healthy domestic automotive market. Although the fastener segment benefited from lower material prices during the first quarter of 2016, we have experienced some increases early in the second quarter that are difficult to mitigate. Our assembly equipment segment should benefit in the near-term from a machine order backlog which exceeds that of one year ago. Our financial condition remains sound and has allowed us to invest approximately $0.6 million in equipment and facilities improvements during the first quarter. We feel such investments are necessary to remain competitive and pursue opportunities to profitably grow our revenues and improve our bottom line. We will continue to make adjustments to our activities which we feel are necessary based on conditions in our markets, while maintaining an emphasis on quality and reliability of service our customers demand.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

	31	Rule 13a-14(a) or 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)
Date: May 5, 2016
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2016	/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.