Form 10-Q
period 2016-06-30
CHICAGO RIVET & MACHINE CO
filed 2016-08-05
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 1, 2016, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$907,384	$800,894
Certificates of deposit	6,565,000	6,565,000
Accounts receivable—Less allowances of $150,000	6,278,622	5,438,332
Inventories, net	4,991,208	4,538,212
Prepaid income taxes	—	273,112
Other current assets	319,604	383,953

Total current assets	19,061,818	17,999,503

Property, Plant and Equipment:
Land and improvements	1,424,689	1,281,982
Buildings and improvements	7,478,507	7,271,006
Production equipment and other	33,613,257	33,295,529

	42,516,453	41,848,517
Less accumulated depreciation	30,488,131	30,150,074

Net property, plant and equipment	12,028,322	11,698,443

Total assets	$31,090,140	$29,697,946

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,240,204	$768,111
Accrued wages and salaries	892,712	611,484
Other accrued expenses	470,217	465,662
Unearned revenue and customer deposits	263,732	467,189

Total current liabilities	2,866,865	2,312,446
Deferred income taxes	879,084	894,084

Total liabilities	3,745,949	3,206,530

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	29,681,059	28,828,284
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	27,344,191	26,491,416

Total liabilities and shareholders’ equity	$31,090,140	$29,697,946

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$9,820,730	$9,206,174	$19,417,125	$18,489,965
Cost of goods sold	7,211,820	6,958,664	14,379,598	14,148,590

Gross profit	2,608,910	2,247,510	5,037,527	4,341,375
Selling and administrative expenses	1,449,902	1,408,854	2,908,621	2,834,679

Operating profit	1,159,008	838,656	2,128,906	1,506,696
Other income	16,051	10,305	29,210	20,738

Income before income taxes	1,175,059	848,961	2,158,116	1,527,434
Provision for income taxes	380,000	278,000	716,000	494,000

Net income	$795,059	$570,961	$1,442,116	$1,033,434

Per share data, basic and diluted:
Net income per share	$0.82	$0.59	$1.49	$1.07

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.18	$0.18	$0.61	$0.61

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Retained earnings at beginning of period	$28,828,284	$28,077,791
Net income	1,442,116	1,033,434
Cash dividends declared in the period; $.61 per share in 2016 and 2015	(589,341)	(589,341)

Retained earnings at end of period	$29,681,059	$28,521,884

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$1,442,116	$1,033,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	607,477	627,475
Loss on disposal of equipment	318	3,719
Deferred income taxes	(15,000)	(38,000)
Changes in operating assets and liabilities:
Accounts receivable	(840,290)	(236,992)
Inventories	(452,996)	151,945
Other current assets	337,461	63,541
Accounts payable	469,508	230,949
Accrued wages and salaries	281,228	284,720
Other accrued expenses	4,555	(134,562)
Unearned revenue and customer deposits	(203,457)	104,962

Net cash provided by operating activities	1,630,920	2,091,191

Cash flows from investing activities:
Capital expenditures	(936,111)	(868,605)
Proceeds from the sale of equipment	1,022	—
Proceeds from certificates of deposit	2,988,000	4,813,000
Purchases of certificates of deposit	(2,988,000)	(4,075,000)

Net cash used in investing activities	(935,089)	(130,605)

Cash flows from financing activities:
Cash dividends paid	(589,341)	(589,341)

Net cash used in financing activities	(589,341)	(589,341)

Net increase in cash and cash equivalents	106,490	1,371,245
Cash and cash equivalents at beginning of period	800,894	231,252

Cash and cash equivalents at end of period	$907,384	$1,602,497

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$2,585	$18,250

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2016 (unaudited) and December 31, 2015 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2016 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were approximately 32.3% and 32.7% for the second quarter of 2016 and 2015, respectively, and 33.2% and 32.3% for the six months ended June 30, 2016 and 2015, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2016	December 31, 2015
Raw material	$2,034,329	$1,923,932
Work-in-process	1,976,821	1,606,389
Finished goods	1,539,058	1,584,891

Inventory, gross	5,550,208	5,115,212
Valuation reserves	(559,000)	(577,000)

Inventory, net	$4,991,208	$4,538,212

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2016:
Net sales	$8,858,036	$962,694	$—	$9,820,730
Depreciation	268,450	22,032	17,640	308,122
Segment operating profit	1,487,070	345,575	—	1,832,645
Selling and administrative expenses	—	—	(667,149)	(667,149)
Interest income	—	—	9,563	9,563

Income before income taxes				$1,175,059

Capital expenditures	298,237	7,180	33,898	339,315
Segment assets:
Accounts receivable, net	5,979,118	299,504	—	6,278,622
Inventories, net	3,976,986	1,014,222	—	4,991,208
Property, plant and equipment, net	9,887,971	1,613,944	526,407	12,028,322
Other assets	—	—	7,791,988	7,791,988

				$31,090,140

Three Months Ended June 30, 2015:
Net sales	$8,276,263	$929,911	$—	$9,206,174
Depreciation	275,612	20,097	19,121	314,830
Segment operating profit	1,129,353	293,002	—	1,422,355
Selling and administrative expenses	—	—	(579,611)	(579,611)
Interest income	—	—	6,217	6,217

Income before income taxes				$848,961

Capital expenditures	108,726	344,367	20,078	473,171
Segment assets:
Accounts receivable, net	5,546,859	359,787	—	5,906,646
Inventories, net	4,148,131	862,398	—	5,010,529
Property, plant and equipment, net	9,175,077	1,471,665	486,914	11,133,656
Other assets	—	—	7,829,216	7,829,216

				$29,880,047

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Six Months Ended June 30, 2016:
Net sales	$17,305,365	$2,111,760	$—	$19,417,125
Depreciation	529,273	43,614	34,590	607,477
Segment operating profit	2,713,431	778,774	—	3,492,205
Selling and administrative expenses	—	—	(1,352,411)	(1,352,411)
Interest income	—	—	18,322	18,322

Income before income taxes				$2,158,116

Capital expenditures	708,022	188,548	42,126	938,696
Six Months Ended June 30, 2015:
Net sales	$16,676,760	$1,813,205	$—	$18,489,965
Depreciation	549,364	40,194	37,917	627,475
Segment operating profit	2,147,400	537,591	—	2,684,991
Selling and administrative expenses	—	—	(1,170,607)	(1,170,607)
Interest income	—	—	13,050	13,050

Income before income taxes				$1,527,434

Capital expenditures	459,543	399,142	28,170	886,855

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the second quarter of 2016 were $9,820,730, an increase of $614,556, or 6.7%, compared to the second quarter of 2015, and an increase of $224,335, or 2.3%, compared to the first quarter of 2016. Net income for the second quarter of 2016 was $795,059, or $0.82 per share, compared to $570,961, or $0.59 per share, in the second quarter of 2015 and $647,057, or $0.67 per share, in the first quarter of 2016. For the first half of 2016, net sales totaled $19,417,125 compared to $18,489,965 in the first half of 2015, an increase of $927,160, or 5.0%. Net income for the first half of 2016 was $1,442,116, or $1.49 per share, compared to $1,033,434, or $1.07 per share, reported in the first half of 2015, an increase of 39.5%. The increase in net income during the second quarter and year to date is primarily attributable to higher sales in both operating segments, a more profitable sales mix and favorable raw material prices compared to the year earlier periods.

Fastener segment revenues were $8,858,036 in the second quarter of 2016, an increase of $581,773, or 7.0%, compared to $8,276,263 reported in the second quarter of 2015 and a 4.9% increase over the first quarter of 2016. For the first six months of 2016, fastener segment revenues were $17,305,365, compared to $16,676,760 in the first half of 2015, an increase of $628,605, or 3.8%. The increase in sales exceeded the percentage increase in U.S. vehicle sales in the first half of 2016. The automotive sector is the primary market for our fastener segment products. Other than the increase in sales during the current year, favorable raw material prices was the most significant factor resulting in improved margins compared to the year earlier periods. The net impact of these factors was to increase fastener segment gross margin by $402,550 in the second quarter of 2016 compared to the second quarter of 2015 and to increase gross margin by $647,056 in the first half of 2016 compared to the first half of 2015.

Assembly equipment segment revenues were $962,694 in the second quarter of 2016, an increase of $32,783, or 3.5%, compared to the second quarter of 2015, when revenues were $929,911. For the first half of the year, assembly equipment sales were $2,111,760, an increase of $298,555, or 16.5%, from $1,813,205 reported for the first half of 2015. The increase in sales during the second quarter and first six months of the year was primarily due to an increase in the number of machines shipped. However, tools and parts sales have declined during the current year, contributing to lower gross margin of $41,150 in the second quarter of 2016 compared to the second quarter of 2015. Gross margins for the first half of 2016 exceed the first six months of 2015 by $49,096, primarily due to the strength of machine sales in the current year.

Selling and administrative expenses for the second quarter of 2016 were $1,449,902, an increase of $41,048, or 2.9%, compared with the year earlier quarter total of $1,408,854. An increase in profit sharing expense, due to improved operating results, accounts for $33,000 of the change, with the remainder of the net increase related to smaller individual items. For the first six months of the year, selling and administrative expenses have increased $73,942, or 2.6%, to $2,908,621 from $2,834,679 in 2015. Profit sharing expense has increased $73,000 in the current year compared to the first half of 2015, due to the improvement in operating profit. Selling and administrative expenses as a percentage of net sales for the first half of 2016 are relatively unchanged from a year earlier at 15.3%.

Other Income

Other income in the second quarter of 2016 was $16,051, compared to $10,305 in the second quarter of 2015. Other income for the first half of 2016 was $29,210, compared to $20,738 in the first six months of 2015. Other income consists primarily of interest income on certificates of deposit.

Income Tax Expense

The Company’s effective tax rates were approximately 32.3% and 32.7% for the second quarter of 2016 and 2015, respectively, and 33.2% and 32.3% for the six months ended June 30, 2016 and 2015, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital at June 30, 2016 amounted to $16.2 million, an increase of approximately $.5 million from the beginning of the year. The largest component of the net change in the first quarter was accounts receivable, which increased by $0.8 million due to greater sales activity during the quarter compared to the seasonally lower fourth quarter of 2015. Offsetting this change was an increase of $0.5 million in accounts payable, which relates to the greater level of activity in the quarter, and a reduction in prepaid income taxes of $0.3 million since the beginning of the year. Capital expenditures for the first half of 2016 were $.9 million, which primarily consisted of equipment used in production activities. Dividends paid in the first two quarters were $.6 million, including two regular quarterly payments of $.18 per share and an extra dividend of $.25 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $.1 million increase in such total balances from the beginning of the year, to $7.5 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

We are pleased to report improvement in both sales and net income in the second quarter and first half of 2016. The automotive sector, upon which we rely for the majority of our fastener segment sales, remains healthy, but the pace of growth in that market in first half of 2016 was less than in recent years and may have plateaued. Additionally, the benefits derived from lower material prices can reverse quickly and would be difficult to mitigate. Our assembly equipment segment has benefited from strong demand for machines in recent quarters, however, that demand has abated somewhat in recent months. During 2016 we have invested approximately $0.9 million in equipment and facilities improvements which we feel will help us remain competitive and allow us to pursue opportunities to profitably grow our revenues and improve our bottom line. We will continue to make adjustments to our activities we feel are necessary based on conditions in our markets, while maintaining an emphasis on quality and reliability of service our customers demand.

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

PART II—OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO. (Registrant)

Date: August 5, 2016
	/s/	John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2016
	/s/	Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.