Form 10-Q
period 2016-09-30
CHICAGO RIVET & MACHINE CO
filed 2016-11-04
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$896,107	$800,894
Certificates of deposit	6,814,000	6,565,000
Accounts receivable - Less allowances of $150,000	5,896,286	5,438,332
Inventories, net	4,804,294	4,538,212
Prepaid income taxes	105,112	273,112
Other current assets	368,568	383,953

Total current assets	18,884,367	17,999,503

Property, Plant and Equipment:
Land and improvements	1,424,689	1,281,982
Buildings and improvements	7,730,120	7,271,006
Production equipment and other	34,197,387	33,295,529

	43,352,196	41,848,517
Less accumulated depreciation	30,791,599	30,150,074

Net property, plant and equipment	12,560,597	11,698,443

Total assets	$31,444,964	$29,697,946

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30,	December 31,
	2016	2015
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,122,334	$768,111
Accrued wages and salaries	946,696	611,484
Other accrued expenses	476,841	465,662
Unearned revenue and customer deposits	272,393	467,189

Total current liabilities	2,818,264	2,312,446

Deferred income taxes	994,084	894,084

Total liabilities	3,812,348	3,206,530

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	29,969,484	28,828,284
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	27,632,616	26,491,416

Total liabilities and shareholders’ equity	$31,444,964	$29,697,946

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$8,854,274	$9,018,272	$28,271,399	$27,508,237
Cost of goods sold	6,869,074	7,107,714	21,248,672	21,256,304

Gross profit	1,985,200	1,910,558	7,022,727	6,251,933
Selling and administrative expenses	1,322,064	1,294,140	4,230,685	4,128,819

Operating profit	663,136	616,418	2,792,042	2,123,114

Other income	16,193	12,053	45,403	32,791

Income before income taxes	679,329	628,471	2,837,445	2,155,905
Provision for income taxes	217,000	206,000	933,000	700,000

Net income	$462,329	$422,471	$1,904,445	$1,455,905

Per share data, basic and diluted:
Net income per share	$0.48	$0.44	$1.97	$1.51

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.18	$0.18	$0.79	$0.79

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Retained earnings at beginning of period	$28,828,284	$28,077,791

Net income	1,904,445	1,455,905

Cash dividends declared in the period; $.79 per share in 2016 and 2015	(763,245)	(763,245)

Retained earnings at end of period	$29,969,484	$28,770,451

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$1,904,445	$1,455,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	919,392	943,595
(Gain) loss on disposal of equipment	(1,782)	17,485
Deferred income taxes	100,000	(40,000)
Changes in operating assets and liabilities:
Accounts receivable	(457,954)	(232,484)
Inventories	(266,082)	298,422
Other current assets	183,385	15,489
Accounts payable	354,223	349,057
Accrued wages and salaries	335,212	308,406
Other accrued expenses	11,179	(69,726)
Unearned revenue and customer deposits	(194,796)	158,822

Net cash provided by operating activities	2,887,222	3,204,971

Cash flows from investing activities:
Capital expenditures	(1,782,886)	(1,339,044)
Proceeds from the sale of equipment	3,122	4,869
Proceeds from certificates of deposit	4,731,000	5,560,000
Purchases of certificates of deposit	(4,980,000)	(5,818,000)

Net cash used in investing activities	(2,028,764)	(1,592,175)

Cash flows from financing activities:
Cash dividends paid	(763,245)	(763,245)

Net cash used in financing activities	(763,245)	(763,245)

Net increase in cash and cash equivalents	95,213	849,551
Cash and cash equivalents at beginning of period	800,894	231,252

Cash and cash equivalents at end of period	$896,107	$1,080,803

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$3,073

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2016 (unaudited) and December 31, 2015 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2016 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were 31.9% and 32.8% for the third quarter of 2016 and 2015, respectively, and 32.9% and 32.5% for the nine months ended September 30, 2016 and 2015, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

The Company’s federal income tax returns for the 2013, 2014 and 2015 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2013, 2014 and 2015 federal income tax returns will expire on September 15, 2017, 2018 and 2019, respectively.

The Company’s state income tax returns for the 2013 through 2015 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2019. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2016	December 31, 2015
Raw material	$1,855,819	$1,923,932
Work-in-process	1,873,641	1,606,389
Finished goods	1,637,834	1,584,891

Inventory, gross	5,367,294	5,115,212
Valuation reserves	(563,000)	(577,000)

Inventory, net	$4,804,294	$4,538,212

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2016:
Net sales	$8,089,800	$764,474	$—	$8,854,274

Depreciation	272,212	22,063	17,640	311,915

Segment operating profit	1,031,736	233,758	—	1,265,494
Selling and administrative expenses	—	—	(596,358)	(596,358)
Interest income	—	—	10,193	10,193

Income before income taxes				$679,329

Capital expenditures	842,048	2,142	—	844,190

Segment assets:
Accounts receivable, net	5,611,689	284,597	—	5,896,286
Inventories, net	3,766,136	1,038,158	—	4,804,294
Property, plant and equipment, net	10,457,807	1,594,023	508,767	12,560,597
Other assets	—	—	8,183,787	8,183,787

				$31,444,964

Three Months Ended September 30, 2015:
Net sales	$8,153,422	$864,850	$—	$9,018,272

Depreciation	276,252	20,097	19,771	316,120

Segment operating profit	893,862	237,849	—	1,131,711
Selling and administrative expenses	—	—	(509,169)	(509,169)
Interest income	—	—	5,929	5,929

Income before income taxes				$628,471

Capital expenditures	360,898	49,119	45,245	455,262

Segment assets:
Accounts receivable, net	5,536,738	365,400	—	5,902,138
Inventories, net	3,959,195	904,857	—	4,864,052
Property, plant and equipment, net	9,259,723	1,482,052	512,388	11,254,163
Other assets	—	—	8,351,574	8,351,574

				$30,371,927

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Nine Months Ended September 30, 2016:
Net sales	$25,395,165	$2,876,234	$—	$28,271,399

Depreciation	801,485	65,677	52,230	919,392

Segment operating profit	3,745,167	1,012,532	—	4,757,699
Selling and administrative expenses	—	—	(1,948,769)	(1,948,769)
Interest income	—	—	28,515	28,515

Income before income taxes				$2,837,445

Capital expenditures	1,550,070	190,690	42,126	1,782,886

Nine Months Ended September 30, 2015:
Net sales	$24,830,182	$2,678,055	$—	$27,508,237

Depreciation	825,616	60,291	57,688	943,595

Segment operating profit	3,041,262	775,440	—	3,816,702
Selling and administrative expenses	—	—	(1,679,776)	(1,679,776)
Interest income	—	—	18,979	18,979

Income before income taxes				$2,155,905

Capital expenditures	820,441	448,261	73,415	1,342,117

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales in the third quarter were $8,854,274 this year compared to $9,018,272 in the third quarter of 2015, a decline of $163,998, or 1.8%. As of September 30, 2016, year to date sales totaled $28,271,399 compared to $27,508,237, for the first three quarters of 2015, an increase of $763,162, or 2.8%. Net income for the third quarter of 2016 was $462,329, or $0.48 per share, compared with $422,471, or $0.44 per share, in the third quarter of 2015, an improvement of 9.4%. Net income for the first three quarters of 2016 was $1,904,445, or $1.97 per share, compared with $1,455,905, or $1.51 per share, reported in 2015.

Fastener segment revenues were $8,089,800 in the third quarter of 2016 compared to $8,153,422 in the year earlier quarter, a decline of $63,622, or 0.8%. For the first three quarters of 2016, fastener segment revenues were $25,395,165 compared to $24,830,182 in 2015, an increase of $564,983, or 2.3%. The automotive sector is the primary market for our fastener segment products and the percentage increase in year to date segment sales exceeded that of domestic automotive sales. The decline in sales during the third quarter was offset by lower material costs during the period, resulting in a 10.5% increase in third quarter gross margin to $1,768,625 from $1,600,848 in the third quarter of 2015. For the first nine months of 2016, the increase in sales combined with favorable raw material prices resulted in improved margins compared to the year earlier periods. Fastener segment gross margin for the first three quarters of 2016 was $6,070,222 compared to $5,255,390 in 2015, an increase of $814,832, or 15.5%.

Assembly equipment segment revenues were $764,474 in the third quarter of 2016, a decline of $100,376, or 11.6%, compared to the third quarter of 2015, when revenues were $864,850. The decrease in third quarter sales was primarily the result of fewer machines being shipped compared to the third quarter of 2015. However, tools and parts sales also declined during the quarter, resulting in a reduction in segment gross margin of $110,136. For the first three quarters of the year, assembly equipment sales were $2,876,234, an increase of $198,179, or 7.4%, compared to $2,678,055 reported for the first three quarters of 2015. Although down in the third quarter, on a year to date basis machine sales have increased and offset a year to date decline in tools and parts sales. Due to the change in product sales mix and higher labor and health insurance expenses, gross margins for the first three quarters have declined $44,038, or 4.4%, to $952,505 from $996,543 in the same period of 2015.

Selling and administrative expenses for the third quarter of 2016 were $1,322,064, an increase of $27,924, or 2.2%, compared to the year earlier quarter total of $1,294,140. The largest components of the increase were salaries of $33,000, related to headcount changes, and office supplies of $13,000, primarily related to computer system expenditures. Partially offsetting these increases was a reduction in commissions of $17,000. Selling and administrative expenses for the first three quarters of 2016 were $4,230,685 compared to $4,128,819 for the same period of 2015, an increase of $101,866, or 2.5%. Profit sharing expense, which increased $76,000 due to greater operating profit, is the largest component of the increase. Salaries account for $57,000 of the increase. Partially offsetting these increases is a reduction in commissions of $18,000. The remaining net difference is comprised of various smaller items of change. Selling and administrative expenses as a percentage of net sales for the first nine months of 2016 remained unchanged from 2015 at 15.0%.

Other Income

Other income in the third quarter of 2016 was $16,193 compared to $12,053 in the third quarter of 2015. Other income for the first three quarters of 2016 was $45,403 compared to $32,791 in the same period of 2015. Other income consists primarily of interest income on certificates of deposit.

Income Tax Expense

The Company’s effective tax rates were 31.9% and 32.8% for the third quarter of 2016 and 2015, respectively, and 32.9% and 32.5% for the nine months ended September 30, 2016 and 2015, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital as of September 30, 2016 amounted to $16.1 million, an increase of approximately $0.4 million from the beginning of the year. The most significant change in the individual working capital components since the beginning of the year was accounts receivable, which increased by $0.5 million due to greater sales activity during the quarter compared to the seasonally lower fourth quarter of 2015. Partially offsetting this change was an increase of $0.4 million in accounts payable, which relates to the greater level of activity in the quarter. Capital expenditures for the first three quarters of 2016 were $1.8 million, which consisted of approximately $959,000 for equipment used in our fastener segment operations, $191,000 for equipment used in our assembly equipment segment, $591,000 for the building expansion at H & L Tool and the remainder for various building and computer system upgrades. Dividends paid in the first three quarters of 2016 were $0.8 million, including three regular quarterly payments of $0.18 per share and an extra dividend of $0.25 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was to increase such balances by $0.3 million from the beginning of the year, to $7.7 million. Management believes that current cash, cash equivalents and operating cash flow will provide adequate coverage for working capital for the next twelve months.

Results of Operations Summary

While sales in the third quarter were modestly lower, we were able to report an increase in net income for the quarter by successfully managing our costs. The automotive sector, upon which we rely for the majority of our fastener segment revenue, remains healthy, but domestic automotive sales in 2016 appear to have plateaued, which will make future growth for that segment more challenging. Sales of our assembly equipment segment products have increased in 2016, but that improvement was primarily due to an increase in the number of machines shipped. The current machine backlog is less than a year ago when demand was particularly strong. Net income for the first nine months of in 2016 improved 30.8% compared to 2015, contributing to our continued sound financial condition. That strength has allowed us to invest $1.8 million in equipment and facilities improvements during the first three quarters of 2016 while also paying $0.8 million to our shareholders in dividends.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 4, 2016

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.