Form 10-K
period 2016-12-31
CHICAGO RIVET & MACHINE CO
filed 2017-03-20
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-01227

CHICAGO RIVET & MACHINE CO.

(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	NYSE MKT (Trading privileges only, not registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2016 was $21,211,146.

As of March 17, 2017, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2016 (the “2016 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2017 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2016

PART I

ITEM 1 – Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 10 of the Company’s 2016 Annual Report to Shareholders. The 2016 Annual Report is filed as an exhibit to this report.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2016, sales to two customers exceeded 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 19% and 21% of the Company’s consolidated revenues in 2016 and 2015, respectively. Sales to Fisher & Company accounted for approximately 12% of the Company’s consolidated revenues in 2016 and 2015.

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

At December 31, 2016, the Company employed 231 people.

The Company has no foreign operations. Sales to foreign customers represent approximately 12% of the Company’s total sales.

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

Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by fierce competition, and has undergone major restructuring in recent years in response to overcapacity, narrowing profit margins, significant pension and health care liabilities and excess debt. Conditions in the domestic automotive industry declined significantly during 2008, and worsened further in 2009 as the global recession took hold, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before rebounding in 2010. Although automotive production and sales have increased in 2010 through 2016, any decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition.

We compete with a number of other manufacturers and distributors that produce and sell products similar to ours. Price, quality and service are the primary elements of competition. Our competitors include a large number of independent domestic and international suppliers. We are not as large as a number of these companies and do not have as many financial or other resources. The competitive environment has also changed dramatically over the past several years as our customers, faced with intense international competition and pressure to reduce costs, have expanded their worldwide sourcing of components. As a result, we have experienced competition from suppliers in other parts of the world that benefit from economic advantages, such as lower labor costs, lower health care costs and fewer regulatory burdens. There can be no assurance that we will be able to compete successfully with existing or new competitors. Increased competition could have a material adverse effect on our business, results of operations and financial condition.

We rely on sales to two major customers.

Our sales to two customers constituted approximately 31% and 33% of our consolidated revenues in 2016 and 2015, respectively. Sales to TI Group Automotive Systems, LLC accounted for approximately 19% and 21% of the Company’s consolidated revenues in 2016 and 2015, respectively. Sales to Fisher & Company accounted for approximately 12% of the Company’s consolidated revenues in 2016 and 2015. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to export sales.

Our export sales have increased in recent years, and we are working to continue to expand our business relationships with customers outside of the United States. Export sales are subject to various risks, including risks related to changes in local economic, social and political conditions (particularly in emerging markets), changes in tariffs and trade policies and foreign currency exchange rate fluctuations, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE MKT (not registered, trading privileges only). The average daily trading volume for our common stock during 2016 was less than 3,000 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 17, 2017, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer		Position	Years an Officer
John A. Morrissey	81	Chairman, Chief Executive Officer	36

Michael J. Bourg	54	President, Chief Operating Officer and Treasurer	18

•	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

•	Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE MKT (trading privileges only, not registered). As of March 3, 2017 there were approximately 160 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2016 Annual Report is incorporated herein by reference. The 2016 Annual Report is filed as an exhibit to this report. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends,” for additional information about the Company’s dividend policy.

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

RESULTS OF OPERATIONS

Financial results for 2016 were very positive, with both operating segments recording increases in sales while net income improved by an impressive 39.7% compared to 2015. Overall, net sales in 2016 were $37,022,378 compared to $36,174,604 in 2015, an increase of $847,774, or 2.3%. Net income for 2016 was $2,356,980, or $2.44 per share, compared to $1,687,641, or $1.75 per share, in 2015.

2016 Compared to 2015

Fastener segment revenues were $7,731,434 in the fourth quarter of 2016, a decline of $28,399, or 0.4%, from $7,759,833 in the fourth quarter of 2015. Fastener segment revenues for the full year were $33,126,599 in 2016 compared with $32,590,015 in 2015, an increase of $536,584, or 1.6%. Our fastener segment, which relies on the automotive sector for the majority of its revenues, was supported by modest growth in domestic automobile and light truck sales during 2016. In addition to the increase in sales, segment margins were further improved by favorable raw material prices during the year and a $141,000 reduction in tooling expense, contributing to a net increase in gross margin for the fastener segment of $329,235 in the fourth quarter and $1,144,067 for the full year of 2016 compared to 2015.

Assembly equipment segment revenues were $1,019,545 in the fourth quarter of 2016, an increase of $113,011, or 12.5%, compared to the fourth quarter of 2015, when revenues were $906,534. For the full year 2016, assembly equipment segment revenues were $3,895,779, an increase of $311,190, or 8.7%, compared to $3,584,589 reported in 2015. The increase in fourth quarter and full year sales was the result of an increase in the number and average selling price of machines shipped compared to the prior year periods. These gains were partially offset by lower tools and machine parts sales during 2016. The net increase in assembly equipment segment sales in the fourth quarter resulted in an improvement in segment margins of $46,634, while the increase in margins for the year was limited to $2,615 due to a less favorable overall sales mix.

Selling and administrative expenses were $5,559,436 in 2016, compared to $5,408,281 in 2015, an increase of $151,155, or 2.8%. The change is primarily due to an increase in profit sharing expense of $111,037, related to greater operating profit. As a percentage of net sales, selling and administrative expenses were unchanged at 15% in 2016 compared to 2015.

Other income was $65,255 in 2016 compared to $44,443 in 2015. Other income is comprised primarily of interest income which increased during the year due to rising interest rates and greater amounts invested in certificates of deposit compared to the prior year.

The Company’s effective income tax rates were 33.6% and 33.3% in 2016 and 2015, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. In November 2016, the quarterly dividend was increased from $.18 per share to $.20 per share. The Company paid four regular quarterly dividends totaling $.74 per share during 2016. In addition, an extra dividend of $.25 per share was paid during the first quarter, bringing the total distribution for the year to $.99 per share. On February 20, 2017, the Board of Directors declared a regular quarterly dividend of $.20 per share, payable March 20, 2017 to shareholders of record on March 3, 2017. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 83 years. At that same meeting, the Board also declared an extra dividend of $.35 per share payable March 20, 2017 to shareholders of record on March 3, 2017.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2016 were $2,027,860. Fastener segment additions accounted for $1,683,953 of the total, including $758,467 for the substantial completion of the H & L Tool building expansion that was begun in 2015. Cold heading and screw machine equipment additions totaled $180,818 while secondary processing equipment totaled $301,932. Inspection equipment comprised $247,330 of the fastener segment additions and the remaining additions of $195,406 were for various general plant equipment. Assembly equipment segment additions in 2016 were $189,568, for production equipment. Investments for the benefit of both operating segments, primarily for building improvements, totaled $154,339 during 2016.

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

Depreciation expense amounted to $1,242,357 in 2016 and $1,261,446 in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2016 was approximately $16.5 million, an increase of $.8 million from the beginning of the year. The most significant factor in the change was the net increase in cash and certificates of deposit as a result of more profitable operations in 2016. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $8.4 million at the end of 2016, an increase of $1 million. The Company’s investing activities in 2016 consisted primarily of capital expenditures of $2 million. The only financing activity during 2016 was the payment of approximately $1 million in dividends.

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

OUTLOOK FOR 2017

With U.S. auto and light truck sales posting strong gains in December 2016, it was not surprising that 2017 started with the first January decline in retail light vehicle sales since 2010. However, many forecasts call for 2017 sales to be near the record levels achieved the last two years due to the anticipated improvement in the economy if potential economic stimulus and deregulation initiatives are enacted. This environment is favorable to our fastener segment which derives the majority of its revenue from the automotive sector. While recent demand for products in our assembly equipment segment remains stable, due to the particularly strong sales reported in the first half of 2016, achieving similar results for that segment in early 2017 will be difficult.

In addition to the increase in sales during 2016, our margins benefited from lower raw material prices compared to the year earlier period. Predicting the direction of commodities prices is difficult due to the many factors impacting them and prices have had periods of volatility in the past. Increases in costs can be difficult to recover in some of the markets we serve as many of our customers expect prices to be held constant over the multi-year life of a part. Accordingly, we will continue our efforts to improve operational efficiency as a means of improving margins.

Over the last six years, we have invested $12.1 million in equipment and facilities upgrades in order to increase our capabilities, expand production capacity and improve operating efficiency. These investments, which we feel are necessary to remain competitive, have been made possible by our consistent profitability during that period. That profitability has also allowed us to pay dividends of $4.9 million over the last six years and declare an additional special dividend of $.3 million, to be paid in the first quarter of 2017, based on the results in 2016. As in the past, we will continue our efforts to develop new customer relationships and build on existing ones in all the markets we serve by emphasizing our experience, quality and customer service in a very competitive global marketplace.

The positive results in the past year would not have been possible without the dedicated efforts of our employees, who consistently work to meet the ever-changing challenges that characterize today’s manufacturing environment. We are grateful for their contributions to our efforts towards continual improvement as well as the loyalty of our customers, who have placed their confidence in us to help them achieve their goals. We also take this opportunity to acknowledge our shareholders for their support.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2016.

Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2017 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2017 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2017 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 – Executive Compensation

The information set forth in the Company’s 2017 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott and William T. Divane, Jr.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2017 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2017 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees – Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2017 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

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

ITEM 16 – Form 10-K Summary

None.

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
Michael J. Bourg
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey John A. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee March 20, 2017

/s/ Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee March 20, 2017

/s/ Edward L. Chott Edward L. Chott	Director, Member of the Audit Committee March 20, 2017

/s/ Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee March 20, 2017

/s/ William T. Divane, Jr. William T. Divane, Jr.	Director, Member of the Audit Committee March 20, 2017

/s/ Walter W. Morrissey Walter W. Morrissey	Director, Member of the Executive Committee March 20, 2017

/s/ John L. Showel John L. Showel	Director March 20, 2017

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Crowe Horwath LLP dated March 20, 2017, appearing on pages 4 to 11 of the accompanying 2016 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2016 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2016 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2016 Annual Report)

Consolidated Statements of Income (page 5 of 2016 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2016 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2016 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2016 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2016 Annual Report)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 15, 2016 Incorporated by reference to the Company’s report on Form 10-K, dated March 21, 2016. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2016.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10-K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

*	Only the portions of this exhibit which are specifically incorporated herein by reference shall be deemed to be filed herewith.