Form 10-Q
period 2017-03-31
CHICAGO RIVET & MACHINE CO
filed 2017-05-05
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

INDEX

		Page
PART I.	FINANCIAL INFORMATION (Unaudited)

	Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016	2-3

	Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2017 and 2016	4

	Condensed Consolidated Statements of Retained Earnings for the Three Months Ended March 31, 2017 and 2016	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	6

	Notes to the Condensed Consolidated Financial Statements	7-8

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-10

	Controls and Procedures	11

PART II.	OTHER INFORMATION	12-18

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$751,534	$353,475
Certificates of deposit	6,814,000	8,059,000
Accounts receivable - Less allowances of $150,000	6,173,784	5,323,519
Inventories, net	5,287,442	4,537,693
Prepaid income taxes	—	56,112
Other current assets	390,746	423,952

Total current assets	19,417,506	18,753,751

Property, Plant and Equipment:
Land and improvements	1,424,689	1,424,689
Buildings and improvements	7,917,521	7,333,942
Production equipment and other	34,040,928	34,447,193

	43,383,138	43,205,824
Less accumulated depreciation	31,058,463	30,755,266

Net property, plant and equipment	12,324,675	12,450,558

Total assets	$31,742,181	$31,204,309

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,352,096	$703,467
Accrued wages and salaries	685,169	690,526
Other accrued expenses	477,063	604,174
Unearned revenue and customer deposits	345,295	286,133

Total current liabilities	2,859,623	2,284,300

Deferred income taxes	1,011,084	1,028,084

Total liabilities	3,870,707	3,312,384

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	30,208,342	30,228,793
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	27,871,474	27,891,925

Total liabilities and shareholders’ equity	$31,742,181	$31,204,309

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Net sales	$9,483,327	$9,596,395
Cost of goods sold	7,226,816	7,167,778

Gross profit	2,256,511	2,428,617
Selling and administrative expenses	1,506,272	1,458,719

Operating profit	750,239	969,898

Other income	20,683	13,159

Income before income taxes	770,922	983,057
Provision for income taxes	260,000	336,000

Net income	$510,922	$647,057

Per share data, basic and diluted:
Net income per share	$0.53	$0.67

Average common shares outstanding	966,132	966,132

Cash dividends declared per share	$0.55	$0.43

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Retained earnings at beginning of period	$30,228,793	$28,828,284

Net income	510,922	647,057

Cash dividends declared in the period; $.55 per share in 2017 and $.43 in 2016	(531,373)	(415,437)

Retained earnings at end of period	$30,208,342	$29,059,904

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$510,922	$647,057
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	303,197	299,355
Gain on disposal of equipment	(400)	(1,022)
Deferred income taxes	(17,000)	(8,000)
Changes in operating assets and liabilities:
Accounts receivable	(850,265)	(673,585)
Inventories	(749,749)	(381,492)
Other current assets	89,318	270,617
Accounts payable	646,777	649,419
Accrued wages and salaries	(5,357)	22,441
Other accrued expenses	(127,111)	(128,290)
Unearned revenue and customer deposits	59,162	(19,000)

Net cash provided by (used in) operating activities	(140,506)	677,500

Cash flows from investing activities:
Capital expenditures	(175,462)	(596,831)
Proceeds from the sale of equipment	400	1,022
Proceeds from certificates of deposit	1,992,000	1,494,000
Purchases of certificates of deposit	(747,000)	(996,000)

Net cash provided by (used in) investing activities	1,069,938	(97,809)

Cash flows from financing activities:
Cash dividends paid	(531,373)	(415,437)

Net cash used in financing activities	(531,373)	(415,437)

Net increase in cash and cash equivalents	398,059	164,254
Cash and cash equivalents at beginning of period	353,475	800,894

Cash and cash equivalents at end of period	$751,534	$965,148

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$1,852	$2,550

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2017 (unaudited) and December 31, 2016 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the year.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) which is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which updated ASU 2014-09. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods after December 15, 2017 and interim periods within those reporting periods, and are to be applied using either the modified retrospective or full retrospective transition methods, with early adoption permitted. The Company has reviewed its revenue sources and contracts within the scope of the ASU and based on its evaluation to date, does not anticipate this standard will have a material impact on its consolidated financial statements. The Company does not plan to early adopt the ASU and has not yet determined the transition method.

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

4. The Company’s effective tax rates were approximately 33.7% and 34.2% for the first quarter of 2017 and 2016, respectively. The rate was lower than the U.S. federal statutory rate in 2017 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2013 through 2016 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2013 through 2016 federal income tax returns will expire on September 15, 2017 through 2020, respectively.

The Company’s state income tax returns for the 2013 through 2016 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2020. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2017	December 31, 2016
Raw material	$1,930,432	$1,675,143
Work-in-process	2,007,716	1,684,321
Finished goods	1,881,294	1,740,229

Inventory, gross	5,819,442	5,099,693
Valuation reserves	(532,000)	(562,000)

Inventory, net	$5,287,442	$4,537,693

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2017:
Net sales	$8,736,188	$747,139	$—	$9,483,327

Depreciation	269,837	24,390	8,970	303,197

Segment operating profit	1,191,547	245,620	—	1,437,167
Selling and administrative expenses	—	—	(680,928)	(680,928)
Interest income	—	—	14,683	14,683

Income before income taxes				$770,922

Capital expenditures	174,789	2,525	—	177,314

Segment assets:
Accounts receivable, net	5,797,234	376,550	—	6,173,784
Inventories, net	4,075,856	1,211,586	—	5,287,442
Property, plant and equipment, net	10,187,799	1,542,837	594,039	12,324,675
Other assets	—	—	7,956,280	7,956,280

				$31,742,181

Three Months Ended March 31, 2016:
Net sales	$8,447,329	$1,149,066	$—	$9,596,395

Depreciation	260,823	21,582	16,950	299,355

Segment operating profit	1,226,361	433,199	—	1,659,560
Selling and administrative expenses	—	—	(685,262)	(685,262)
Interest income	—	—	8,759	8,759

Income before income taxes				$983,057

Capital expenditures	409,785	181,368	8,228	599,381

Segment assets:
Accounts receivable, net	5,701,331	410,586	—	6,111,917
Inventories, net	3,951,985	967,719	—	4,919,704
Property, plant and equipment, net	9,858,184	1,628,796	511,489	11,998,469
Other assets	—	—	7,418,596	7,418,596

				$30,448,686

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the first quarter of 2017 were $9,483,327 compared to $9,596,395 in the first quarter of 2016, a decline of $113,068, or 1.2%. The decline was primarily due to lower machine sales which more than offset an improvement in fastener segment sales during the quarter. The shift to a less favorable product mix, along with the net decline in sales, contributed to lower gross margins compared to a year earlier. Net income was $510,922, or $0.53 per share, in the first quarter of this year compared to $647,057, or $0.67 per share, in the first quarter of 2016. In addition to a regular quarterly dividend of $0.20 per share, an extra dividend of $0.35 per share was paid in the first quarter based on the strong operating results achieved in 2016.

Fastener segment revenues were $8,736,188 in the first quarter of 2017, an increase of $288,859, or 3.4%, from $8,447,329 reported in the first quarter of 2016. The automotive sector is the primary market for our fastener segment products and the increase in sales was achieved despite a decline in U.S. auto and light-truck sales during the quarter. Production costs in the first quarter were comparable to last year with the notable exception of tooling expense which was $52,000 greater, primarily due to new parts being produced. That increase was the primary factor limiting the improvement in the fastener segment gross margin to $15,290.

Assembly equipment segment revenues were $747,139 in the first quarter of 2017 compared to $1,149,066 in the first quarter of 2016, a decline of $401,927, or 35%. The decline in revenue was primarily due to fewer machines being shipped in the current year quarter compared to the particularly strong results in the first quarter of last year. The decline in revenue during the quarter compared to the same period last year, resulted in a reduction in the assembly equipment segment margin of $187,396 compared to the first quarter of 2016.

Selling and administrative expenses during the first quarter of 2017 were $1,506,272, an increase of $47,553, or 3.3%, compared to $1,458,719 recorded in the first quarter of 2016. The installation of a new ERP system at one of our locations was primarily responsible for the increase during the quarter. Expenditures for the system upgrade were approximately $77,000 during the first quarter and the project is expected to be completed before the end of the year. Partially offsetting the higher computer related expenses was a reduction in profit sharing expense of $26,000 due to lower operating profit in the current year. Compared to net sales, selling and administrative expenses were 15.9% in the first quarter of 2017 compared to 15.2% in the first quarter of 2016.

Other Income

Other income in the first quarter of 2017 was $20,683 compared to $13,159 in the first quarter of 2016. The increase is primarily related to an increase in interest income on certificates of deposit due to higher interest rates and greater invested balances.

Income Tax Expense

The Company’s effective tax rates were approximately 33.7% and 34.2% for the first quarter of 2017 and 2016, respectively. The 2017 rate was lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital amounted to $16.6 million as of March 31, 2017, an increase of approximately $0.1 million from the beginning of the current year. The components making the largest contribution to the increase in working capital in the first quarter were accounts receivable, which increased by $0.9 million due to greater sales activity during the quarter compared to the seasonally lower fourth quarter of 2016, and inventory, which increased $0.7 million to support greater production activity during the quarter compared to the fourth quarter of the prior year. Partially offsetting these increases was a reduction in cash and certificates of deposit of $0.8 million, due in part to the payment of dividends during the first quarter of $.5 million. The net result of these changes and other cash flow items was to leave cash, cash equivalents and certificates of deposit at $7.6 million as of March 31, 2017 compared to $8.4 million as of the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Sales in the first quarter were mixed as the increase in fastener segment revenues was offset by the reduction in the smaller assembly equipment segment. Sales of machines were particularly strong in 2016 which provided for difficult comparison to current year figures. Most costs during the first quarter were relatively comparable to a year earlier although we have experienced increases in certain raw materials recently that could adversely impact results going forward if sustained. Since material price increases can be difficult to mitigate, we will emphasize cost controls in other areas and strive for greater operating efficiencies in an effort to improve operating results. Due to our sound financial condition, we believe that we remain in a position to pursue future opportunities to profitably grow our revenues and improve net income.

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

PART II – OTHER INFORMATION

Item 6.	Exhibits

	31	Rule 13a-14(a) or 15d-14(a) Certifications

	31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Section 1350 Certifications

	32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)
Date: May 5, 2017
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	15

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	16

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	17

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	18

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.