Form 10-Q
period 2017-06-30
CHICAGO RIVET & MACHINE CO
filed 2017-08-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$893,210	$353,475
Certificates of deposit	6,814,000	8,059,000
Accounts receivable - Less allowances of $150,000	5,952,843	5,323,519
Inventories, net	4,995,843	4,537,693
Prepaid income taxes	—	56,112
Other current assets	472,692	423,952

Total current assets	19,128,588	18,753,751

Property, Plant and Equipment:
Land and improvements	1,535,434	1,424,689
Buildings and improvements	7,984,453	7,333,942
Production equipment and other	34,448,415	34,447,193

	43,968,302	43,205,824
Less accumulated depreciation	31,331,753	30,755,266

Net property, plant and equipment	12,636,549	12,450,558

Total assets	$31,765,137	$31,204,309

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$994,469	$703,467
Accrued wages and salaries	852,126	690,526
Other accrued expenses	546,117	604,174
Unearned revenue and customer deposits	251,738	286,133

Total current liabilities	2,644,450	2,284,300

Deferred income taxes	980,084	1,028,084

Total liabilities	3,624,534	3,312,384

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized:
1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	30,477,471	30,228,793
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	28,140,603	27,891,925

Total liabilities and shareholders’ equity	$31,765,137	$31,204,309

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$9,435,508	$9,820,730	$18,918,835	$19,417,125
Cost of goods sold	7,366,100	7,211,820	14,592,916	14,379,598

Gross profit	2,069,408	2,608,910	4,325,919	5,037,527
Selling and administrative expenses	1,420,575	1,449,902	2,926,847	2,908,621

Operating profit	648,833	1,159,008	1,399,072	2,128,906

Other income	22,522	16,051	43,205	29,210

Income before income taxes	671,355	1,175,059	1,442,277	2,158,116
Provision for income taxes	209,000	380,000	469,000	716,000

Net income	$462,355	$795,059	$973,277	$1,442,116

Per share data, basic and diluted:
Net income per share	$0.48	$0.82	$1.01	$1.49

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.20	$0.18	$0.75	$0.61

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Retained earnings at beginning of period	$30,228,793	$28,828,284

Net income	973,277	1,442,116

Cash dividends declared in the period; $.75 per share in 2017 and $.61 in 2016	(724,599)	(589,341)

Retained earnings at end of period	$30,477,471	$29,681,059

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$973,277	$1,442,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	613,167	607,477
(Gain) loss on disposal of equipment	(1,600)	318
Deferred income taxes	(48,000)	(15,000)
Changes in operating assets and liabilities:
Accounts receivable	(629,324)	(840,290)
Inventories	(458,150)	(452,996)
Other current assets and prepaid income taxes	7,372	337,461
Accounts payable	288,102	469,508
Accrued wages and salaries	161,600	281,228
Other accrued expenses	(58,057)	4,555
Unearned revenue and customer deposits	(34,395)	(203,457)

Net cash provided by operating activities	813,992	1,630,920

Cash flows from investing activities:
Capital expenditures	(796,258)	(936,111)
Proceeds from the sale of equipment	1,600	1,022
Proceeds from certificates of deposit	3,328,000	2,988,000
Purchases of certificates of deposit	(2,083,000)	(2,988,000)

Net cash provided by (used in) investing activities	450,342	(935,089)

Cash flows from financing activities:
Cash dividends paid	(724,599)	(589,341)

Net cash used in financing activities	(724,599)	(589,341)

Net increase in cash and cash equivalents	539,735	106,490
Cash and cash equivalents at beginning of period	353,475	800,894

Cash and cash equivalents at end of period	$893,210	$907,384

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$2,900	$2,585

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2017 (unaudited) and December 31, 2016 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2017 are not necessarily indicative of the results to be expected for the year.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”) which is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which updated ASU 2014-09. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods after December 15, 2017 and interim periods within those reporting periods, and are to be applied using either the modified retrospective or full retrospective transition methods, with early adoption permitted. The Company is reviewing its revenue sources and contracts within the scope of the ASU and based on its preliminary evaluation to date, does not anticipate this standard will have a material impact on its consolidated financial statements except for the expanded disclosure requirements. The Company does not plan to early adopt the ASU and has not yet determined the transition method.

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

4. The Company’s effective tax rates were approximately 31.1% and 32.3% for the second quarter of 2017 and 2016, respectively, and 32.5% and 33.2% for the six months ended June 30, 2017 and 2016, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2017	December 31, 2016
Raw material	$1,879,625	$1,675,143
Work-in-process	1,703,145	1,684,321
Finished goods	1,944,503	1,740,229

Inventory, gross	5,527,273	5,099,693
Valuation reserves	(531,430)	(562,000)

Inventory, net	$4,995,843	$4,537,693

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2017:
Net sales	$8,097,344	$1,338,164	$—	$9,435,508

Depreciation	276,610	24,390	8,970	309,970

Segment operating profit	756,226	525,867	—	1,282,093
Selling and administrative expenses	—	—	(626,772)	(626,772)
Interest income	—	—	16,034	16,034

Income before income taxes				$671,355

Capital expenditures	510,981	110,863	—	621,844

Segment assets:
Accounts receivable, net	5,588,046	364,797	—	5,952,843
Inventories, net	3,990,878	1,004,965	—	4,995,843
Property, plant and equipment, net	10,422,170	1,629,310	585,069	12,636,549
Other assets	—	—	8,179,902	8,179,902

				$31,765,137

Three Months Ended June 30, 2016:
Net sales	$8,858,036	$962,694	$—	$9,820,730

Depreciation	268,450	22,032	17,640	308,122

Segment operating profit	1,487,070	345,575	—	1,832,645
Selling and administrative expenses	—	—	(667,149)	(667,149)
Interest income	—	—	9,563	9,563

Income before income taxes				$1,175,059

Capital expenditures	298,237	7,180	33,898	339,315

Segment assets:
Accounts receivable, net	5,979,118	299,504	—	6,278,622
Inventories, net	3,976,986	1,014,222	—	4,991,208
Property, plant and equipment, net	9,887,971	1,613,944	526,407	12,028,322
Other assets	—	—	7,791,988	7,791,988

				$31,090,140

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Six Months Ended June 30, 2017:
Net sales	$16,833,532	$2,085,303	$—	$18,918,835

Depreciation	546,447	48,780	17,940	613,167

Segment operating profit	1,947,773	771,487	—	2,719,260
Selling and administrative expenses	—	—	(1,307,700)	(1,307,700)
Interest income	—	—	30,717	30,717

Income before income taxes				$1,442,277

Capital expenditures	685,770	113,388	—	799,158

Six Months Ended June 30, 2016:
Net sales	$17,305,365	$2,111,760	$—	$19,417,125

Depreciation	529,273	43,614	34,590	607,477

Segment operating profit	2,713,431	778,774	—	3,492,205
Selling and administrative expenses	—	—	(1,352,411)	(1,352,411)
Interest income	—	—	18,322	18,322

Income before income taxes				$2,158,116

Capital expenditures	708,022	188,548	42,126	938,696

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the second quarter of 2017 were $9,435,508, a decline of $385,222, or 3.9%, compared to the second quarter of 2016. For the first half of 2017, net sales totaled $18,918,835 compared to $19,417,125 in the first half of 2016, a decline of $498,290, or 2.6%. Net income for the second quarter of 2017 was $462,355, or $0.48 per share, compared to $795,059, or $0.82 per share, in the second quarter of 2016. Net income for the first half of 2017 was $973,277, or $1.01 per share, compared to $1,442,116, or $1.49 per share, reported in the first half of 2016. Overall, results for the second quarter and the first half of the year were negatively impacted by lower sales and certain non-recurring expenses.

Fastener segment revenues were $8,097,344 in the second quarter of 2017, a decline of $760,692, or 8.6%, compared to $8,858,036 reported in the second quarter of 2016. For the first six months of 2017, fastener segment revenues were $16,833,532, compared to $17,305,365 in the first half of 2016, a decline of $471,833, or 2.7%. The decline in fastener segment sales was primarily due to reduced shipments to certain large automotive customers. The automotive sector is the primary market for our fastener segment products and domestic automotive sales have declined in the current year, which has negatively impacted demand for our products. Fastener segment gross margin was $1,554,670 in the second quarter of 2017 compared to $2,284,073 in the second quarter of 2016. For the first half of 2017, the gross margin was $3,587,484 compared to $4,301,597 in the first half of 2016. Other than the decline in sales volume, the most significant item affecting margins was an increase in tooling expense of approximately $122,000 and $174,000 in the second quarter and first half of 2017, respectively, primarily related to new parts being produced.

Assembly equipment segment revenues were $1,338,164 in the second quarter of 2017, an increase of $375,470, or 39.0%, compared to the second quarter of 2016, when revenues were $962,694. The large increase in sales during the second quarter was due to the shipment of certain high dollar value machine orders and reversed most of the sales decline reported in the first quarter. For the first half of the year, assembly equipment sales were $2,085,303, a decline of $26,457, or 1.3%, from $2,111,760 reported for the first half of 2016. The strong second quarter machine sales was the primary factor in improving assembly equipment segment gross margins by $188,701 during the quarter compared to last year’s second quarter. For the first half of the year, gross margins were $738,435 compared to $735,930 in 2016, an increase of $2,505.

Selling and administrative expenses for the second quarter of 2017 were $1,420,575, a decline of $29,327, or 2%, compared with the year earlier quarter total of $1,449,902. Expenditures for a new ERP system at one of our locations resulted in a $75,000 increase in expenditures during the second quarter. Offsetting the system conversion expenses was a $35,000 decline in salaries related to headcount reduction and a $61,000 decline in profit sharing expense due to lower operating profit. For the first six months of the year, selling and administrative expenses were $2,926,847 compared to $2,908,621 in 2016, an increase of $18,226, or 0.6%. As in the second quarter, expenditures were significantly impacted by the ERP system conversion undertaken at one of our locations. This accounted for $150,000 of additional expenses during the first half of the year, which was only partially offset by lower salaries of $60,000 and lower profit sharing of $87,000. Selling and administrative expenses as a percentage of net sales for the first half of 2017 were 15.5% compared to 15.0% in the first half of 2016.

Other Income

Other income in the second quarter of 2017 was $22,522, compared to $16,051 in the second quarter of 2016. Other income for the first half of 2017 was $43,205, compared to $29,210 in the first six months of 2016. Other income consists primarily of interest income on certificates of deposit.

Income Tax Expense

The Company’s effective tax rates were approximately 31.1% and 32.3% for the second quarter of 2017 and 2016, respectively, and 32.5% and 33.2% for the six months ended June 30, 2017 and 2016, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital at June 30, 2017 was relatively unchanged from the beginning of the year at $16.5 million. Accounts receivable, inventory and accounts payable have increased $0.6 million, $0.5 million and $0.3 million, respectively since the beginning of the year due to the greater level of activity compared to the seasonally lower fourth quarter of 2016. Offsetting this net change was the reduction in cash and certificates of deposit. Net cash provided by operating activities declined by $0.8 million for the first half of 2017 compared to the same period in 2016, primarily due to lower net income in the current year. Capital expenditures for the first half of 2017 were $0.8 million, which primarily consisted of equipment used in production activities. Dividends paid in the first two quarters were $0.7 million, including two regular quarterly payments of $0.20 per share and an extra dividend of $0.35 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $0.7 million decline in such total balances from the beginning of the year, to $7.7 million.

Results of Operations Summary

After several years of growth in automobile sales, many analysts had forecast that vehicle sales had reached a peak in 2016. The decline in new vehicle sales in the first half of 2017 seems to confirm that sentiment. The increase in incentives used to achieve the current level of sales is also a concern. As a result, our results for 2017 have fallen short of those reported in 2016. Based on the current economic environment, we don’t believe overall business conditions during the second half of the year will be markedly different from those of the first half. Expenses related to a computer system conversion at one of our locations should decline in the second half of the year with the project expected to be completed before year-end. While our strong financial condition should enable us to pursue opportunities to profitably grow revenues and improve net income, our results will continue to be impacted by the overall level of activity in the automotive market, and as such, we plan to emphasize our efforts to control costs and improve operating efficiencies.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO. (Registrant)

Date: August 8, 2017

	/s/	John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2017

	/s/	Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)

CHICAGO RIVET & MACHINE CO.

EXHIBITS

INDEX TO EXHIBITS

Exhibit Number		Page

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.