Form 10-Q
period 2017-09-30
CHICAGO RIVET & MACHINE CO
filed 2017-11-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$759,138	$353,475
Certificates of deposit	7,312,000	8,059,000
Accounts receivable - Less allowances of $150,000	5,871,092	5,323,519
Inventories, net	5,088,117	4,537,693
Prepaid income taxes	—	56,112
Other current assets	381,087	423,952

Total current assets	19,411,434	18,753,751

Property, Plant and Equipment:
Land and improvements	1,535,434	1,424,689
Buildings and improvements	8,010,023	7,333,942
Production equipment and other	34,410,155	34,447,193

	43,955,612	43,205,824
Less accumulated depreciation	31,356,355	30,755,266

Net property, plant and equipment	12,599,257	12,450,558

Total assets	$32,010,691	$31,204,309

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30,	December 31,
	2017	2016
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,165,125	$703,467
Accrued wages and salaries	890,507	690,526
Other accrued expenses	472,912	604,174
Unearned revenue and customer deposits	240,851	286,133

Total current liabilities	2,769,395	2,284,300

Deferred income taxes	958,084	1,028,084

Total liabilities	3,727,479	3,312,384

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding 1,138,096		1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	30,620,080	30,228,793
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	28,283,212	27,891,925

Total liabilities and shareholders’ equity	$32,010,691	$31,204,309

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$8,386,756	$8,854,274	$27,305,591	$28,271,399

Cost of goods sold	6,632,070	6,869,074	21,224,986	21,248,672

Gross profit	1,754,686	1,985,200	6,080,605	7,022,727
Selling and administrative expenses	1,278,646	1,322,064	4,205,493	4,230,685

Operating profit	476,040	663,136	1,875,112	2,792,042

Other income	24,795	16,193	68,000	45,403

Income before income taxes	500,835	679,329	1,943,112	2,837,445
Provision for income taxes	165,000	217,000	634,000	933,000

Net income	$335,835	$462,329	$1,309,112	$1,904,445

Per share data, basic and diluted:
Net income per share	$0.35	$0.48	$1.36	$1.97

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.20	$0.18	$0.95	$0.79

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Retained earnings at beginning of period	$30,228,793	$28,828,284

Net income	1,309,112	1,904,445

Cash dividends declared in the period; $.95 per share in 2017 and $.79 in 2016	(917,825)	(763,245)

Retained earnings at end of period	$30,620,080	$29,969,484

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$1,309,112	$1,904,445
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	922,347	919,392
Gain on disposal of equipment	(1,700)	(1,782)
Deferred income taxes	(70,000)	100,000
Changes in operating assets and liabilities:
Accounts receivable	(547,573)	(457,954)
Inventories	(550,424)	(266,082)
Other current assets and prepaid income taxes	98,977	183,385
Accounts payable	460,171	354,223
Accrued wages and salaries	199,981	335,212
Other accrued expenses	(131,262)	11,179
Unearned revenue and customer deposits	(45,282)	(194,796)

Net cash provided by operating activities	1,644,347	2,887,222

Cash flows from investing activities:
Capital expenditures	(1,069,559)	(1,782,886)
Proceeds from the sale of equipment	1,700	3,122
Proceeds from certificates of deposit	5,320,000	4,731,000
Purchases of certificates of deposit	(4,573,000)	(4,980,000)

Net cash used in investing activities	(320,859)	(2,028,764)

Cash flows from financing activities:
Cash dividends paid	(917,825)	(763,245)

Net cash used in financing activities	(917,825)	(763,245)

Net increase in cash and cash equivalents	405,663	95,213
Cash and cash equivalents at beginning of period	353,475	800,894

Cash and cash equivalents at end of period	$759,138	$896,107

Supplemental schedule of non-cash investing activities: Capital expenditures in accounts payable	$1,487	$—

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2017 (unaudited) and December 31, 2016 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2017 are not necessarily indicative of the results to be expected for the year.

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

4. The Company’s effective tax rates were 32.9% and 31.9% for the third quarter of 2017 and 2016, respectively, and 32.6% and 32.9% for the nine months ended September 30, 2017 and 2016, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2014, 2015 and 2016 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2014, 2015 and 2016 federal income tax returns will expire on September 15, 2018, 2019 and 2020, respectively.

The Company’s state income tax returns for the 2014 through 2016 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2020. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

5. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2017	December 31, 2016
Raw material	$2,024,739	$1,675,143
Work-in-process	1,621,373	1,684,321
Finished goods	1,953,005	1,740,229

Inventory, gross	5,599,117	5,099,693
Valuation reserves	(511,000)	(562,000)

Inventory, net	$5,088,117	$4,537,693

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2017:
Net sales	$7,486,193	$900,563	$—	$8,386,756

Depreciation	275,820	24,390	8,970	309,180

Segment operating profit	768,247	317,602	—	1,085,849
Selling and administrative expenses	—	—	(603,809)	(603,809)
Interest income	—	—	18,795	18,795

Income before income taxes				$500,835

Capital expenditures	263,563	8,325	—	271,888

Segment assets:
Accounts receivable, net	5,576,022	295,070	—	5,871,092
Inventories, net	4,134,219	953,898	—	5,088,117
Property, plant and equipment, net	10,409,913	1,613,245	576,099	12,599,257
Other assets	—	—	8,452,225	8,452,225

				$32,010,691

Three Months Ended September 30, 2016:
Net sales	$8,089,800	$764,474	$—	$8,854,274

Depreciation	272,212	22,063	17,640	311,915

Segment operating profit	1,031,736	233,758	—	1,265,494
Selling and administrative expenses	—	—	(596,358)	(596,358)
Interest income	—	—	10,193	10,193

Income before income taxes				$679,329

Capital expenditures	842,048	2,142	—	844,190

Segment assets:
Accounts receivable, net	5,611,689	284,597	—	5,896,286
Inventories, net	3,766,136	1,038,158	—	4,804,294
Property, plant and equipment, net	10,457,807	1,594,023	508,767	12,560,597
Other assets	—	—	8,183,787	8,183,787

				$31,444,964

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2017:
Net sales	$24,319,725	$2,985,866	$—	$27,305,591

Depreciation	822,267	73,170	26,910	922,347

Segment operating profit	2,716,020	1,089,089	—	3,805,109
Selling and administrative expenses	—	—	(1,911,509)	(1,911,509)
Interest income	—	—	49,512	49,512

Income before income taxes				$1,943,112

Capital expenditures	949,333	121,713	—	1,071,046

Nine Months Ended September 30, 2016:
Net sales	$25,395,165	$2,876,234	$—	$28,271,399

Depreciation	801,485	65,677	52,230	919,392

Segment operating profit	3,745,167	1,012,532	—	4,757,699
Selling and administrative expenses	—	—	(1,948,769)	(1,948,769)
Interest income	—	—	28,515	28,515

Income before income taxes				$2,837,445

Capital expenditures	1,550,070	190,690	42,126	1,782,886

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales in the third quarter were $8,386,756 this year compared to $8,854,274 in the third quarter of 2016, a decline of $467,518, or 5.3%. As of September 30, 2017, year to date sales totaled $27,305,591 compared to $28,271,399, for the first three quarters of 2016, a decline of $965,808, or 3.4%. Net income for the third quarter of 2017 was $335,835, or $0.35 per share, compared with $462,329, or $0.48 per share, in the third quarter of 2016. Net income for the first three quarters of 2017 was $1,309,112, or $1.36 per share, compared with $1,904,445, or $1.97 per share, reported in 2016.

Fastener segment revenues were $7,486,193 in the third quarter of 2017 compared to $8,089,800 in the year earlier quarter, a decline of $603,607, or 7.5%. For the first three quarters of 2017, fastener segment revenues were $24,319,725 compared to $25,395,165 in 2016, a decline of $1,075,440, or 4.2%. The automotive sector is the primary market for our fastener segment products and the sales declines in the third quarter and year to date primarily relate to reduced sales to certain large automotive customers. North American light-vehicle production has fallen more than 3% in the first nine months of 2017 compared to the year earlier period, contributing to the sales decline among our automotive customers. Additionally, we have experienced higher material prices throughout the year, which combined with the decline in sales, has resulted in lower segment gross margins in the current year. For the third quarter, the fastener segment gross margin was $1,457,421 compared to $1,768,625 in the year earlier quarter, a decline of $311,204. For the first nine months of the year, the gross margin was $5,044,905 compared to $6,070,222 in the same period of 2016, a decline of $1,025,317.

Assembly equipment segment revenues were $900,563 in the third quarter of 2017, an increase of $136,089, or 17.8%, compared to the third quarter of 2016 when revenues were $764,474. The increase in third quarter sales was primarily due to higher dollar value machines being shipped compared to the sales mix in the third quarter of 2016. This contributed to an $80,690 increase in assembly equipment segment gross margin in the quarter, to $297,265, from $216,575 in last year’s third quarter. For the first nine months of the year, assembly equipment segment sales were $2,985,866, an increase of $109,632, or 3.8%, compared to $2,876,234 reported for the first nine months of 2016. The strong third quarter sales reversed a decline in year to date sales that existed at the conclusion of the first half of the year and contributed to an increase in segment gross margin. Assembly equipment segment gross margin for the first nine months of 2017 was $1,035,700 compared to $952,505 in the same period of 2016, an increase of $83,195.

Selling and administrative expenses for the third quarter of 2017 were $1,278,646 compared to the year earlier quarter total of $1,322,064, a reduction of $43,418, or 3.3%. The largest components of the decline were payroll expense, which declined $27,000 due to headcount reductions, and profit sharing expense which declined $11,000 due to lower operating profit in the current year. Selling and administrative expenses for the first three quarters of 2017 were $4,205,493 compared to $4,230,685 for the same period of 2016, a reduction of $25,192, or 0.6%. Profit sharing expense has declined $98,000 on a year to date basis due to lower operating profit and payroll expense has declined $87,000 due to reduced headcount. Largely offsetting these reductions was approximately $167,000 in expenses related to the implementation of a new ERP system at one of our locations. Selling and administrative expenses as a percentage of net sales for the first nine months of 2017 was 15.4% compared to 15.0% for the first nine months of 2016.

Other Income

Other income in the third quarter of 2017 was $24,795 compared to $16,193 in the third quarter of 2016. Other income for the first three quarters of 2017 was $68,000 compared to $45,403 in the same period of 2016. Other income consists primarily of interest income on certificates of deposit.

Income Tax Expense

The Company’s effective tax rates were 32.9% and 31.9% for the third quarter of 2017 and 2016, respectively, and 32.6% and 32.9% for the nine months ended September 30, 2017 and 2016, respectively. Rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital as of September 30, 2016 amounted to $16.6 million, an increase of approximately $0.2 million from the beginning of the year. The most significant changes in the individual working capital components since the beginning of the year were accounts receivable, inventory and accounts payable which have increased $0.5 million, $0.6 million and $0.5 million, respectively due to the greater level of activity compared to the seasonally lower fourth quarter of 2016. Partially offsetting this net change was the reduction in cash and certificates of deposit. Capital expenditures for the first three quarters of 2017 were $1.1 million, which primarily consisted of equipment used in production activities. Dividends paid in the first three quarters of 2017 were $0.9 million, including three regular quarterly payments of $0.20 per share and an extra dividend of $0.35 per share paid in the first quarter. The net result of these changes and other cash flow items on cash, cash equivalents and certificates of deposit was a $0.3 million decline in such total balances from the beginning of the year, to $8.1 million.

Results of Operations Summary

Following several years of growth, domestic automotive sales, not unexpectedly, declined during the first eight months of 2017 before spiking in September in the aftermath of hurricanes Harvey and Irma. Fastener segment results in 2017 have fallen short of those reported in 2016, primarily due to lower sales to automotive sector customers. The need to replace vehicles damaged or destroyed in the storms could boost demand by our automotive customers during the fourth quarter, although general economic conditions are expected to be relatively unchanged compared to the first three quarters of 2017. Equipment segment results improved in the first three quarters of 2017, but may fall short of last year in the fourth quarter due to particularly strong sales last year that included a certain large order. The computer system conversion at one of our locations, which accounted for significant expenses during the first three quarters of 2017, was completed during the third quarter, eliminating the most significant increase in selling and administrative expenses incurred this year. While our results overall have not matched the excellent performance of 2016, our financial condition remains strong and should enable us to pursue opportunities to profitably grow revenues and improve net income in the future.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 6, 2017

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2017

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)