Form 10-K
period 2017-12-31
CHICAGO RIVET & MACHINE CO
filed 2018-03-20
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-01227

CHICAGO RIVET & MACHINE CO.

(Exact name of registrant as specified in its charter)

ILLINOIS	36-0904920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 Frontenac Road, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $1.00 per share	NYSE American (Trading privileges only, not registered)

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

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2017 was $29,342,085.

As of March 16, 2018, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2017 (the “2017 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2017

PART I

ITEM 1 – Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co. The Company operates in two segments of the fastener industry: fasteners and assembly equipment. The fastener segment consists of the manufacture and sale of rivets, cold-formed fasteners and parts, and screw machine products. The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines, automatic assembly equipment and parts and tools for such machines. For further discussion regarding the Company’s operations and segments, see Note 6 of the financial statements which appears on page 10 of the Company’s 2017 Annual Report to Shareholders. The 2017 Annual Report is filed as an exhibit to this report.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2017, sales to one customer exceeded 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 19% of the Company’s consolidated revenues in both 2017 and 2016. Sales to Fisher & Company accounted for approximately 12% of the Company’s consolidated revenues in 2016.

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

At December 31, 2017, the Company employed 219 people.

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

Demand for our products is directly related to conditions in the domestic automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The domestic automotive industry is characterized by fierce competition, and has undergone major restructuring in recent years in response to overcapacity, narrowing profit margins, significant pension and health care liabilities and excess debt. Conditions in the domestic automotive industry declined significantly during the global recession of 2008 and 2009, resulting in a substantial decline in vehicle sales. Overall, automotive production in the United States declined approximately 50 percent between 2000 and 2009, before starting to recover in 2010. Although automotive production recently improved to pre-recession levels, any decline in the domestic automotive industry could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on sales to major customers.

Our sales to two customers constituted approximately 19% and 31% of our consolidated revenues in 2017 and 2016, respectively. Sales to TI Group Automotive Systems, LLC accounted for approximately 19% of the Company’s consolidated revenues in 2017 and 2016. Sales to Fisher & Company accounted for approximately 12% of the Company’s consolidated revenues in 2016. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE American (not registered, trading privileges only). The average daily trading volume for our common stock during 2017 was less than 2,000 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 19, 2018, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer	Position	Years an Officer
John A. Morrissey 82	Chairman, Chief Executive Officer	37
Michael J. Bourg 55	President, Chief Operating Officer and Treasurer	19

-	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

-	Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE American (trading privileges only, not registered). As of March 5, 2018 there were approximately 160 shareholders of record of such stock. The information on the market price of, and dividends paid with respect to, the Company’s common stock, set forth in the section entitled “Information on Company’s Common Stock” which appears on page 12 of the 2017 Annual Report is incorporated herein by reference. The 2017 Annual Report is filed as an exhibit to this report. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends,” for additional information about the Company’s dividend policy.

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

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales to a major customer, risks related to export sales, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Financial results for 2017 were positive, although not as strong as those reported in 2016. Net sales were $35,764,714 in 2017 compared to $37,022,378 in 2016, a decline of $1,257,664, or 3.4%. Net income for 2017 was $2,079,082, or $2.15 per share, compared to $2,356,980, or $2.44 per share, in 2016.

2017 Compared to 2016

Fastener segment revenues were $7,658,239 in the fourth quarter of 2017, a decline of $73,195, or 0.9%, from $7,731,434 reported in the fourth quarter of 2016. Fastener segment revenues for the full year were $31,977,964 in 2017 compared with $33,126,599 in 2016, a decline of $1,148,635, or 3.5%. Our fastener segment relies on the automotive sector for the majority of its revenues. Domestic automobile and light truck sales declined approximately 2% during 2017, which negatively impacted our sales. During 2017, fastener segment margins were pressured due to greater quality related expenses and a reversal of the favorable raw material prices experienced in 2016. These factors contributed to a net reduction in gross margin for the fastener segment of $103,117 in the fourth quarter and $1,128,434 for the full year of 2017 compared to 2016.

Assembly equipment segment revenues were $800,884 in the fourth quarter of 2017, a decline of $218,661, or 21.4%, compared to the strong results in the fourth quarter of 2016, when revenues were $1,019,545. For the full year 2017, assembly equipment segment revenues were $3,786,750, a decline of $109,029, or 2.8%, compared to $3,895,779 reported in 2016. The decrease in fourth quarter and full year sales was primarily due to a reduction in the number of rivet setting machines shipped compared to the prior year periods. These declines were partially offset by an increase in machine parts and tool sales during 2017. The net decline in assembly equipment segment sales was the primary cause of the $83,200 reduction in segment margins in the fourth quarter of 2017, however through effective cost controls, margins for the year were relatively unchanged.

Selling and administrative expenses were $5,548,541 in 2017 compared to $5,559,436 in 2016, a decline of $10,895, or 0.2%. Profit sharing expense declined $118,000 for the year due to lower operating profit and payroll expense declined $83,000 due to reduced headcount. Largely offsetting these reductions was approximately $167,000 in expenses related to the implementation of a new ERP system at one of our locations. As a percentage of net sales, selling and administrative expenses were 15.5% compared to 15% in 2016.

Other income was $100,901 in 2017 compared to $65,255 in 2016. Other income is primarily comprised of interest income which increased during the year due to rising interest rates and greater amounts invested in certificates of deposit compared to the prior year.

The Company’s effective income tax rates were 15.7% and 33.6% in 2017 and 2016, respectively. The rate was lower than the U.S. federal statutory rate in 2017 primarily due to the enactment of the Tax Cuts and Jobs Act (“the Act”) in December 2017. Among other changes, the Act reduced the maximum corporate tax rate from 35% to 21% beginning in 2018. Although the lower tax rate takes effect in 2018, deferred tax assets and liabilities should be measured using the enacted tax rate expected to apply in the years in which they are expected to be settled. The Company recorded a one-time net income tax benefit of $432,000 in the fourth quarter of 2017 as a result of the revaluation of the Company’s deferred tax assets and liabilities to reflect the lower future U.S. corporate tax rates. The 2016 rate was lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends totaling $.80 per share during 2017. In addition, an extra dividend of $.35 per share was paid during the first quarter, bringing the total distribution for the year to $1.15 per share. On February 19, 2018, the Board of Directors declared a regular quarterly dividend of $.21 per share, an increase of 5% from the prior quarter, payable March 20, 2018 to shareholders of record on March 5, 2018. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 84 years. At that same meeting, the Board also declared an extra dividend of $.30 per share payable March 20, 2018 to shareholders of record on March 5, 2018.

PROPERTY, PLANT AND EQUIPMENT

Capital expenditures during 2017 totaled $1,337,941. The fastener segment accounted for $1,093,539 of the total, including $904,312 for production equipment. Cold heading and screw machine equipment additions were $303,992, quality control equipment additions were $281,983, additions for equipment to perform secondary operations on parts were $261,143 and $57,194 was expended for general plant equipment. The remainder of the fastener segment additions relate to building improvements and technology equipment. Assembly equipment segment additions totaled $178,761, primarily for production equipment. Additional investments of $65,641 were made in 2017 for building improvements that benefit both operating segments.

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

Depreciation expense amounted to $1,231,546 in 2017 and $1,242,357 in 2016.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2017 was approximately $17 million, an increase of $.6 million from the beginning of the year. The most significant factor in the change was the net increase in cash and certificates of deposit as a result of continued profitable operations in 2017 and the reduction in capital expenditures compared to the prior year. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $9 million at the end of 2017, an increase of $.6 million. The Company’s investing activities in 2017 consisted primarily of capital expenditures of $1.3 million. The only financing activity during 2017 was the payment of approximately $1.1 million in dividends.

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

OUTLOOK FOR 2018

We started 2018 with a more cautious outlook than a year ago. U.S. auto and light truck sales, not unexpectedly, declined from their recent peaks during 2017 and are forecast to decline further in 2018. With the majority of our fastener segment revenues coming from the automotive sector, revenue growth may be more difficult as a result. During 2017, we did add a number of non-automotive customers in the fastener segment which should help offset any shortfalls related to lower domestic automobile production. Additionally, we experienced increases in the cost of our primary raw materials during 2017 and have seen further increases in early 2018. Increases in costs can be difficult to recover in some of the markets we serve as certain customers expect prices of their parts to be held constant over the multi-year life of that part. Both of these factors will contribute to a more challenging environment for our fastener segment operations. The assembly equipment segment reported results in 2017 that were comparable to those of the prior year, however we entered 2018 with less of a machine order backlog than a year ago which will make achieving similar results for that segment more difficult.

The recently enacted tax reform and the expected increase in interest rates are two more variables that will impact results in 2018. In anticipation of the challenges ahead, we will continue our efforts to improve operational efficiency as a means of improving margins. We will also continue our efforts to develop new customer relationships and build on existing ones in all the markets we serve by emphasizing our experience, product quality and customer service in a very competitive global marketplace.

Over the last five years, we have invested $10.7 million in equipment and facilities upgrades in order to increase our capabilities, expand production capacity and improve operating efficiency. These investments, which we feel are necessary to remain competitive, have been made possible by our consistent profitability during that period. That profitability has also allowed us to pay dividends of $4.7 million over the same period and declare an additional special dividend of $.3 million, to be paid in the first quarter of 2018.

The positive results in the past year would not have been possible without the conscientious efforts of our dedicated employees, who consistently strive to meet the challenges that characterize today’s manufacturing environment. We are grateful for their contributions towards meeting our customers’ expectations related to quality, price and service. We also take this opportunity to thank our customers for having the confidence in us to be a part of their success and our shareholders for their continued support.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.

ITEM 8 – Financial Statements and Supplementary Data

See the section entitled “Consolidated Financial Statements” which appears on page 18 of this report.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2017.

Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2018 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2018 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2018 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 – Executive Compensation

The information set forth in the Company’s 2018 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott and William T. Divane, Jr.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2018 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2018 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees—Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2018 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

See the section entitled “Consolidated Financial Statements” which appears on page 18 of this report.

2.	Financial Statement Schedules:

Financial statement schedules and supplementary information has been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

See the section entitled “Exhibits” which appears on page 16 of this report.

ITEM 16 – Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 15, 2016 Incorporated by reference to the Company’s report on Form 10-K, dated March 21, 2016. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2017.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10-K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL):(1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

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
Michael J. Bourg
President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/John A. Morrissey John A. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee	March 20, 2018

/s/Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee	March 20, 2018

/s/Edward L. Chott Edward L. Chott	Director, Member of the Audit Committee	March 20, 2018

/s/Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee	March 20, 2018

/s/William T. Divane, Jr. William T. Divane, Jr.	Director, Member of the Audit Committee	March 20, 2018

/s/Walter W. Morrissey Walter W. Morrissey	Director, Member of the Executive Committee	March 20, 2018

/s/John L. Showel John L. Showel	Director	March 20, 2018

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Crowe Horwath LLP dated March 20, 2018, appearing on pages 4 to 11 of the accompanying 2017 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2017 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2017 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2017 Annual Report)

Consolidated Statements of Income (page 5 of 2017 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2017 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2017 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2017 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2017 Annual Report)