Form 10-Q
period 2018-03-31
CHICAGO RIVET & MACHINE CO
filed 2018-05-04
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2018, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1.	Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$898,643	$1,152,569
Certificates of deposit	7,561,000	7,810,000
Accounts receivable - Less allowances of $140,000	6,754,505	5,326,650
Inventories, net	4,596,678	4,528,100
Prepaid income taxes	—	84,112
Other current assets	339,131	357,918

Total current assets	20,149,957	19,259,349

Property, Plant and Equipment:
Land and improvements	1,535,434	1,535,434
Buildings and improvements	8,039,831	8,039,831
Production equipment and other	34,824,982	34,607,507

	44,400,247	44,182,772
Less accumulated depreciation	31,943,387	31,625,819

Net property, plant and equipment	12,456,860	12,556,953

Total assets	$32,606,817	$31,816,302

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,647,297	$737,040
Accrued wages and salaries	659,681	674,316
Other accrued expenses	427,686	495,132
Unearned revenue and customer deposits	74,053	312,775

Total current liabilities	2,808,717	2,219,263

Deferred income taxes	723,084	737,084

Total liabilities	3,531,801	2,956,347

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,411,884	31,196,823
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,075,016	28,859,955

Total liabilities and shareholders’ equity	$32,606,817	$31,816,302

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Net sales	$10,011,641	$9,483,327
Cost of goods sold	7,668,636	7,226,816

Gross profit	2,343,005	2,256,511
Selling and administrative expenses	1,464,718	1,506,272

Operating profit	878,287	750,239

Other income	33,501	20,683

Income before income taxes	911,788	770,922
Provision for income taxes	204,000	260,000

Net income	$707,788	$510,922

Per share data, basic and diluted:
Net income per share	$0.73	$0.53

Average common shares outstanding	966,132	966,132

Cash dividends declared per share	$0.51	$0.55

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Retained earnings at beginning of period	$31,196,823	$30,228,793

Net income	707,788	510,922

Cash dividends declared in the period; $.51 per share in 2018 and $.55 in 2017	(492,727)	(531,373)

Retained earnings at end of period	$31,411,884	$30,208,342

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$707,788	$510,922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	326,520	303,197
Gain on disposal of equipment	(300)	(400)
Deferred income taxes	(14,000)	(17,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,427,855)	(850,265)
Inventories	(68,578)	(749,749)
Other current assets	102,899	89,318
Accounts payable	908,830	646,777
Accrued wages and salaries	(14,635)	(5,357)
Other accrued expenses	(67,446)	(127,111)
Unearned revenue and customer deposits	(238,722)	59,162

Net cash provided by (used in) operating activities	214,501	(140,506)

Cash flows from investing activities:
Capital expenditures	(225,000)	(175,462)
Proceeds from the sale of equipment	300	400
Proceeds from certificates of deposit	1,494,000	1,992,000
Purchases of certificates of deposit	(1,245,000)	(747,000)

Net cash provided by investing activities	24,300	1,069,938

Cash flows from financing activities:
Cash dividends paid	(492,727)	(531,373)

Net cash used in financing activities	(492,727)	(531,373)

Net (decrease) increase in cash and cash equivalents	(253,926)	398,059
Cash and cash equivalents at beginning of period	1,152,569	353,475

Cash and cash equivalents at end of period	$898,643	$751,534

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$1,427	$1,852

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2018 (unaudited) and December 31, 2017 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance in this ASU supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which updated ASU 2014-09. ASU 2016-12 clarifies certain core recognition principles including collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition and disclosures no longer required if the full retrospective transition method is adopted. ASU 2014-09 and ASU 2016-12 are effective for annual reporting periods after December 15, 2017 and interim periods within those reporting periods, and are to be applied using either the modified retrospective or full retrospective transition methods. Effective January 1, 2018, the Company adopted the standard using the modified retrospective method. The adoption of this standard did not impact the timing of revenue recognition for our customer sales. The adoption did not result in the recognition of a cumulative adjustment to beginning retained earnings, nor did it have a material impact on the condensed consolidated financial statements. For the Company, the most significant impact of the new standard is the addition of required disclosures within the notes to the financial statements.

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

4. Revenue—On January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers” using the modified retrospective method. The adoption of Topic 606 did not have a material effect on the Company’s financial position or results of operations.

The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If it is determined that an obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of March 31, 2018 and December 31, 2017 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2018:
Automotive	6,049,194	49,362	6,098,556
Non-automotive	2,875,905	1,037,180	3,913,085

Total	8,925,099	1,086,542	10,011,641

5. The Company’s effective tax rates were approximately 22.4% and 33.7% for the first quarter of 2018 and 2017, respectively. The lower rate in 2018 is due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the maximum federal corporate tax rate from 35% to 21% beginning in 2018. The effective rate was lower than the U.S. federal statutory rate in 2017 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2014 through 2017 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2014 through 2017 federal income tax returns will expire on September 15, 2018 through 2021, respectively.

The Company’s state income tax returns for the 2014 through 2017 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2021. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2018	December 31, 2017
Raw material	$1,756,392	$1,812,603
Work-in-process	1,651,849	1,604,867
Finished goods	1,749,437	1,674,630

Inventory, gross	5,157,678	5,092,100
Valuation reserves	(561,000)	(564,000)

Inventories, net	$4,596,678	$4,528,100

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2018:
Net sales	$8,925,099	$1,086,542	$—	$10,011,641

Depreciation	291,881	27,298	7,341	326,520

Segment operating profit	1,177,462	384,185	—	1,561,647
Selling and administrative expenses	—	—	(676,939)	(676,939)
Interest income	—	—	27,080	27,080

Income before income taxes				$911,788

Capital expenditures	184,227	31,495	10,705	226,427

Segment assets:
Accounts receivable, net	6,420,410	334,095	—	6,754,505
Inventories, net	3,658,938	937,740	—	4,596,678
Property, plant and equipment, net	10,175,256	1,646,752	634,852	12,456,860
Other assets	—	—	8,798,774	8,798,774

				$32,606,817

Three Months Ended March 31, 2017:
Net sales	$8,736,188	$747,139	$—	$9,483,327

Depreciation	269,837	24,390	8,970	303,197

Segment operating profit	1,191,547	245,620	—	1,437,167
Selling and administrative expenses	—	—	(680,928)	(680,928)
Interest income	—	—	14,683	14,683

Income before income taxes				$770,922

Capital expenditures	174,789	2,525	—	177,314

Segment assets:
Accounts receivable, net	5,797,234	376,550	—	6,173,784
Inventories, net	4,075,856	1,211,586	—	5,287,442
Property, plant and equipment, net	10,187,799	1,542,837	594,039	12,324,675
Other assets	—	—	7,956,280	7,956,280

				$31,742,181

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the first quarter of 2018 were $10,011,641 compared to $9,483,327 in the first quarter of 2017, an increase of $528,314, or 5.6%. The increase was the result of improved sales in both of our operating segments. Net income was $707,788, or $0.73 per share, in the first quarter of this year compared to $510,922, or $0.53 per share, in the first quarter of 2017. In addition to a regular quarterly dividend of $0.21 per share, an extra dividend of $0.30 per share was paid in the first quarter of 2018 based on the strong operating results achieved in 2017.

Fastener segment revenues were $8,925,099 in the first quarter of 2018, an increase of $188,911, or 2.2%, from $8,736,188 reported in the first quarter of 2017. The automotive sector is the primary market for our fastener segment products. U.S. light-vehicle sales rose approximately 2% during the first quarter of 2018 after experiencing the first full year decline in seven years in 2017. The improvement in automotive sales and the addition of a number of non-automotive customers in the second half of 2017 contributed to the revenue increase in the first quarter. Overall, production costs in the first quarter were higher than a year earlier, as higher material costs exceeded savings related to tooling expense of $123,000 and certain other items. As a result, despite the increase in revenue, fastener segment gross margins declined from $2,032,814 in the first quarter of 2017 to $1,976,640 in the first quarter of 2018.

Assembly equipment segment revenues were $1,086,542 in the first quarter of 2018 compared to $747,139 in the first quarter of 2017, an increase of $339,403, or 45.4%. The increase in revenue was primarily due to the shipment of a high-dollar machine order in the current year quarter. The higher revenue contributed to a $142,668 increase in segment gross margin from $223,697 in 2017 to $366,365 in 2018. Material costs increased during the current year quarter, but were offset by an overall reduction in overhead expenses.

Selling and administrative expenses during the first quarter of 2018 were $1,464,718 compared to $1,506,272 recorded in the first quarter of 2017, a decline of $41,554, or 2.8%. The decline was primarily due to $77,000 in expenses related to an ERP system upgrade at one of our locations incurred in the prior year quarter. Partially offsetting that reduction were a $35,000 increase in commission expense related to higher sales in the current year and an $18,000 increase in profit sharing expense related to the improvement in operating profit. Compared to net sales, selling and administrative expenses declined to 14.6% in the first quarter of 2018 from 15.9% in the first quarter of 2017.

Other Income

Other income in the first quarter of 2018 was $33,501 compared to $20,683 in the first quarter of 2017. The increase is primarily related to an increase in interest income on certificates of deposit due to higher interest rates and greater average invested balances.

Income Tax Expense

The Company’s effective tax rates were approximately 22.4% and 33.7% for the first quarter of 2018 and 2017, respectively. The lower rate in 2018 is due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the maximum federal corporate tax rate from 35% to 21% beginning in 2018. The new tax law had the estimated impact of reducing income tax expense by $101,000 during the first quarter. The 2017 rate was lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital amounted to $17.3 million as of March 31, 2018, an increase of $0.3 million from the beginning of the current year. The largest component of the net increase in working capital in the first quarter was accounts receivable, which increased by $1.4 million due to greater sales activity during the quarter compared to the seasonally lower fourth quarter of 2017. Partially offsetting this increase were an increase in accounts payable during the first quarter of $0.9 million, related to an increase in operating activity and a reduction in cash and certificates of deposit of $0.5 million, which was due in part to the payment of dividends during the first quarter of $0.5 million. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $8.5 million as of March 31, 2018 compared to $9 million as of the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

We are pleased to report improvement in both sales and net income in the first quarter and that our near-term outlook remains positive. Demand for our fastener segment products remains stable and is supported by a healthy domestic automotive market. We have experienced increases in steel prices, our primary raw material, in recent months that have negatively impacted our gross margins and remain a concern as further increases are expected. Since material price increases can be difficult to mitigate, we will emphasize cost controls in other areas and strive for greater operating efficiencies in an effort to improve operating results as well as pursuing new sales opportunities. Our assembly equipment segment should benefit in the near-term from a machine order backlog that has grown in recent weeks. We will continue to make adjustments to our activities which we feel are necessary based on changing conditions in our markets, while maintaining an emphasis on quality and reliability of service our customers demand.

Forward-Looking Statements

This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, those disclosed under “Risk Factors” in our Annual Report on Form 10-K and in the other filings we make with the United States Securities and Exchange Commission. These factors, include among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with a major customer, risks related to export sales, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, the loss of the services of our key employees and difficulties in achieving cost savings. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 4, 2018	/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)