Form 10-Q
period 2018-06-30
CHICAGO RIVET & MACHINE CO
filed 2018-08-09
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 3, 2018, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1.	Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets

Current Assets:
Cash and cash equivalents	$1,287,212	$1,152,569
Certificates of deposit	7,063,000	7,810,000
Accounts receivable - Less allowances of $140,000	6,907,426	5,326,650
Inventories, net	5,450,221	4,528,100
Prepaid income taxes	—	84,112
Other current assets	330,476	357,918

Total current assets	21,038,335	19,259,349

Property, Plant and Equipment:
Land and improvements	1,535,434	1,535,434
Buildings and improvements	8,039,831	8,039,831
Production equipment and other	35,005,062	34,607,507

	44,580,327	44,182,772
Less accumulated depreciation	32,041,193	31,625,819

Net property, plant and equipment	12,539,134	12,556,953

Total assets	$33,577,469	$31,816,302

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
	(Unaudited)
Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,516,822	$737,040
Accrued wages and salaries	921,288	674,316
Other accrued expenses	632,485	495,132
Unearned revenue and customer deposits	221,570	312,775

Total current liabilities	3,292,165	2,219,263

Deferred income taxes	710,084	737,084

Total liabilities	4,002,249	2,956,347

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,912,088	31,196,823
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,575,220	28,859,955

Total liabilities and shareholders’ equity	$33,577,469	$31,816,302

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$9,792,784	$9,435,508	$19,804,425	$18,918,835
Cost of goods sold	7,504,350	7,366,100	15,172,986	14,592,916

Gross profit	2,288,434	2,069,408	4,631,439	4,325,919
Selling and administrative expenses	1,411,969	1,420,575	2,876,687	2,926,847

Operating profit	876,465	648,833	1,754,752	1,399,072

Other income	37,627	22,522	71,128	43,205

Income before income taxes	914,092	671,355	1,825,880	1,442,277
Provision for income taxes	211,000	209,000	415,000	469,000

Net income	$703,092	$462,355	$1,410,880	$973,277

Per share data, basic and diluted:
Net income per share	$0.73	$0.48	$1.46	$1.01

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.21	$0.20	$0.72	$0.75

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Retained earnings at beginning of period	$31,196,823	$30,228,793

Net income	1,410,880	973,277

Cash dividends declared in the period; $.72 per share in 2018 and $.75 in 2017	(695,615)	(724,599)

Retained earnings at end of period	$31,912,088	$30,477,471

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$1,410,880	$973,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	653,537	613,167
Gain on disposal of equipment	(17,485)	(1,600)
Deferred income taxes	(27,000)	(48,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,580,776)	(629,324)
Inventories	(922,121)	(458,150)
Other current assets and prepaid income taxes	111,554	7,372
Accounts payable	779,782	288,102
Accrued wages and salaries	246,972	161,600
Other accrued expenses	137,353	(58,057)
Unearned revenue and customer deposits	(91,205)	(34,395)

Net cash provided by operating activities	701,491	813,992

Cash flows from investing activities:
Capital expenditures	(635,718)	(796,258)
Proceeds from the sale of equipment	17,485	1,600
Proceeds from certificates of deposit	1,992,000	3,328,000
Purchases of certificates of deposit	(1,245,000)	(2,083,000)

Net cash provided by investing activities	128,767	450,342

Cash flows from financing activities:
Cash dividends paid	(695,615)	(724,599)

Net cash used in financing activities	(695,615)	(724,599)

Net increase in cash and cash equivalents	134,643	539,735
Cash and cash equivalents at beginning of period	1,152,569	353,475

Cash and cash equivalents at end of period	$1,287,212	$893,210

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$2,900

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2018 (unaudited) and December 31, 2017 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2018 are not necessarily indicative of the results to be expected for the year.

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

The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of June 30, 2018 and December 31, 2017 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended June 30, 2018:
Automotive	5,845,574	38,842	5,884,416
Non-automotive	3,188,701	719,667	3,908,368

Total	9,034,275	758,509	9,792,784

Three Months Ended June 30, 2017:
Automotive	5,696,401	34,690	5,731,091
Non-automotive	2,400,943	1,303,474	3,704,417

Total	8,097,344	1,338,164	9,435,508

Six Months Ended June 30, 2018:
Automotive	11,913,584	88,905	12,002,489
Non-automotive	6,045,790	1,756,146	7,801,936

Total	17,959,374	1,845,051	19,804,425

Six Months Ended June 30, 2017:
Automotive	11,934,425	81,592	12,016,017
Non-automotive	4,899,107	2,003,711	6,902,818

Total	16,833,532	2,085,303	18,918,835

5. The Company’s effective tax rates were approximately 23.1% and 31.1% for the second quarter of 2018 and 2017, respectively, and 22.7% and 32.5% for the six months ended June 30, 2018 and 2017, respectively. The lower rate in 2018 is due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the maximum federal corporate tax rate from 35% to 21% beginning in 2018. The effective rate was lower than the U.S. federal statutory rate in 2017 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

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

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2018	December 31, 2017
Raw material	$2,377,560	$1,812,603
Work-in-process	1,559,978	1,604,867
Finished goods	2,103,683	1,674,630

Inventories, gross	6,041,221	5,092,100
Valuation reserves	(591,000)	(564,000)

Inventories, net	$5,450,221	$4,528,100

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended June 30, 2018:
Net sales	$9,034,275	$758,509	$—	$9,792,784

Depreciation	292,378	27,298	7,341	327,017

Segment operating profit	1,229,717	249,376	—	1,479,093
Selling and administrative expenses	—	—	(591,640)	(591,640)
Interest income	—	—	26,639	26,639

Income before income taxes				$914,092

Capital expenditures	281,692	—	127,599	409,291

Segment assets:
Accounts receivable, net	6,508,150	399,276	—	6,907,426
Inventories, net	4,399,770	1,050,451	—	5,450,221
Property, plant and equipment, net	10,164,570	1,619,454	755,110	12,539,134
Other assets	—	—	8,680,688	8,680,688

				$33,577,469

Three Months Ended June 30, 2017:
Net sales	$8,097,344	$1,338,164	$—	$9,435,508

Depreciation	276,610	24,390	8,970	309,970

Segment operating profit	756,226	525,867	—	1,282,093
Selling and administrative expenses	—	—	(626,772)	(626,772)
Interest income	—	—	16,034	16,034

Income before income taxes				$671,355

Capital expenditures	510,981	110,863	—	621,844

Segment assets:
Accounts receivable, net	5,588,046	364,797	—	5,952,843
Inventories, net	3,990,878	1,004,965	—	4,995,843
Property, plant and equipment, net	10,422,170	1,629,310	585,069	12,636,549
Other assets	—	—	8,179,902	8,179,902

				$31,765,137

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Six Months Ended June 30, 2018:
Net sales	$17,959,374	$1,845,051	$—	$19,804,425

Depreciation	584,259	54,596	14,682	653,537

Segment operating profit	2,407,179	633,561	—	3,040,740
Selling and administrative expenses	—	—	(1,268,579)	(1,268,579)
Interest income	—	—	53,719	53,719

Income before income taxes				$1,825,880

Capital expenditures	465,919	31,495	138,304	635,718

Six Months Ended June 30, 2017:
Net sales	$16,833,532	$2,085,303	$—	$18,918,835

Depreciation	546,447	48,780	17,940	613,167

Segment operating profit	1,947,773	771,487	—	2,719,260
Selling and administrative expenses	—	—	(1,307,700)	(1,307,700)
Interest income	—	—	30,717	30,717

Income before income taxes				$1,442,277

Capital expenditures	685,770	113,388	—	799,158

CHICAGO RIVET & MACHINE CO.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues for the second quarter of 2018 were $9,792,784, an increase of $357,276, or 3.8%, compared to $9,435,508 reported for the second quarter of 2017. For the first half of 2018, net sales totaled $19,804,425 compared to $18,918,835 in the first half of 2017, an increase of $885,590, or 4.7%. Net income for the second quarter of 2018 was $703,092, or $0.73 per share, compared to $462,355, or $0.48 per share, in the second quarter of 2017. Net income for the first half of 2018 was $1,410,880, or $1.46 per share, compared to $973,277, or $1.01 per share, in the first half of 2017.

Fastener segment revenues were $9,034,275 in the second quarter of 2018, an increase of $936,931, or 11.6%, compared to $8,097,344 reported in the second quarter of 2017. For the first six months of 2018, fastener segment revenues were $17,959,374, compared to $16,833,532 in the first half of 2017, an increase of $1,125,842, or 6.7%. The automotive sector is the primary market for our fastener segment products and our current year fastener segment sales have been supported by a 2% increase in U.S. light-vehicle sales. Additionally, we have added a number of non-automotive customers in the past year which has contributed to an increase in such sales of 32.8% and 23.4% in the second quarter and the first six months of 2018, respectively, compared to 2017. Fastener segment gross margins were $2,047,372 in the second quarter of 2018 compared to $1,554,670 in the second quarter of 2017, an increase of $492,702, or 31.7%. For the first half of 2018, gross margins for the segment were $4,024,012 compared to $3,587,484 in the first half of 2017, an increase of $436,528, or 12.2%. The overall improvement in fastener segment margins during the first six months of 2018 was primarily due to the increase in sales in the current year as well as the reduction in certain overhead expenses, most significantly tooling which declined $127,000, which helped offset the impact of higher steel prices.

Assembly equipment segment revenues were $758,509 in the second quarter of 2018 compared to $1,338,164 in the second quarter of 2017, a decline of $579,655, or 43.3%. The large decline in sales during the second quarter, which reversed a first quarter gain, was due to the shipment of certain high dollar value machine orders in the prior year quarter. For the first half of 2018, assembly equipment sales were $1,845,051 compared to $2,085,303 for the first half of 2017, a decline of $240,252, or 11.5%. Lower machine sales was the primary cause of the decline in assembly equipment segment gross margins to $241,062 in the second quarter of 2018 from $514,738 in the second quarter of 2017. For the first half of the year, gross margins were $607,427 compared to $738,435 in 2017, a decline of $131,008.

Selling and administrative expenses for the second quarter of 2018 were $1,411,969, a decline of $8,606, or 0.6%, compared with the year earlier quarter total of $1,420,575. Although sales commissions increased $40,000, due to higher sales, and profit sharing expense increased $36,000, due to the improvement in operating profit, these increases were offset by expenditures for a new ERP system that one of our locations incurred in the second quarter of 2017. For the first six months of 2018, selling and administrative expenses were $2,876,687 compared to $2,926,847 in 2017, a decline of $50,160, or 1.7%. As in the second quarter, expenditures for the first half of 2018 were favorably impacted by the ERP system conversion undertaken at one of our locations last year. This accounted for $150,000 of additional expenses during the first half of 2017, which was only partially offset by increases in sales commissions of $75,000 and profit sharing expense of $54,000 in the current year. Selling and administrative expenses as a percentage of net sales for the first half of 2018 were 14.5% compared to 15.5% in the first half of 2017.

Other Income

Other income in the second quarter of 2018 was $37,627, compared to $22,522 in the second quarter of 2017. Other income for the first half of 2018 was $71,128, compared to $43,205 in the first six months of 2017. The increases were primarily related to greater interest income on certificates of deposit due to higher interest rates and greater average invested balances in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 23.1% and 31.1% for the second quarter of 2018 and 2017, respectively, and 22.7% and 32.5% for the six months ended June 30, 2018 and 2017, respectively. The lower rates in 2018 are due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the maximum federal corporate tax rate from 35% to 21% beginning in 2018. The new tax law had the estimated impact of reducing income tax expense by $92,000 and $193,000 during the second quarter and first half of 2018, respectively. The 2017 rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital at June 30, 2018 was $17.7 million, an increase of $0.7 million from the beginning of the year. The largest component of the net increase in working capital in the first half of 2018 was accounts receivable which increased $1.6 million since the beginning of the year due to the greater sales during the second quarter compared to the seasonally lower fourth quarter of 2017. Raw material purchases were accelerated during the second quarter in an effort to avoid tariff charges which contributed to a $0.9 million increase in inventory and a $0.8 million increase in accounts payable. Capital expenditures for the first half of 2018 were $0.6 million, which primarily consisted of equipment used in production activities. Dividends paid in the first two quarters were $0.7 million, including two regular quarterly payments of $0.21 per share and an extra dividend of $0.30 per share paid in the first quarter. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $8.4 million as of June 30, 2018 compared to $9.0 million at the beginning of the year.

Results of Operations Summary

We are pleased to report improvement in both sales and net income in the second quarter and the first half of 2018 compared to the year earlier periods. Demand for our fastener segment products has benefited from an increase in domestic automotive sales and the addition of new non-automotive customers in the past year. However, we have experienced increases in steel prices, our primary raw material, in recent months that have negatively impacted our gross margins and remain a concern as further increases are expected. The near-term outlook for our assembly equipment segment is positive due to a machine order backlog that exceeds that of a year ago. Our results will continue to be impacted by higher prices for raw materials and the disruption that sourcing changes may bring, however, we will continue to make adjustments to our activities which we feel are necessary based on changing conditions in our markets while maintaining an emphasis on quality and reliability of service our customers demand.

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

PART II — OTHER INFORMATION

Item 6.	Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 9, 2018
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2018
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)