Form 10-Q
period 2018-09-30
CHICAGO RIVET & MACHINE CO
filed 2018-11-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,084,363	$1,152,569
Certificates of deposit	6,814,000	7,810,000
Accounts receivable - Less allowances of $140,000	6,502,374	5,326,650
Inventories, net	5,254,333	4,528,100
Prepaid income taxes	148,686	84,112
Other current assets	399,682	357,918

Total current assets	20,203,438	19,259,349

Property, Plant and Equipment:
Land and improvements	1,616,041	1,535,434
Buildings and improvements	8,039,831	8,039,831
Production equipment and other	35,510,017	34,607,507

	45,165,889	44,182,772
Less accumulated depreciation	31,939,664	31,625,819

Net property, plant and equipment	13,226,225	12,556,953

Total assets	$33,429,663	$31,816,302

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

	September 30, 2018	December 31, 2017
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,204,908	$737,040
Accrued wages and salaries	895,390	674,316
Other accrued expenses	440,352	495,132
Unearned revenue and customer deposits	373,848	312,775

Total current liabilities	2,914,498	2,219,263
Deferred income taxes	855,084	737,084

Total liabilities	3,769,582	2,956,347

Commitments and contingencies (Note 3)

Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,996,949	31,196,823
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,660,081	28,859,955

Total liabilities and shareholders’ equity	$33,429,663	$31,816,302

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$8,856,049	$8,386,756	$28,660,474	$27,305,591
Cost of goods sold	7,221,815	6,632,070	22,394,801	21,224,986

Gross profit	1,634,234	1,754,686	6,265,673	6,080,605
Selling and administrative expenses	1,308,884	1,278,646	4,185,571	4,205,493

Operating profit	325,350	476,040	2,080,102	1,875,112

Other income	38,399	24,795	109,527	68,000

Income before income taxes	363,749	500,835	2,189,629	1,943,112
Provision for income taxes	76,000	165,000	491,000	634,000

Net income	$287,749	$335,835	$1,698,629	$1,309,112

Per share data, basic and diluted:
Net income per share	$0.30	$0.35	$1.76	$1.36

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.21	$0.20	$0.93	$0.95

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Retained Earnings

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Retained earnings at beginning of period	$31,196,823	$30,228,793

Net income	1,698,629	1,309,112

Cash dividends declared in the period; $.93 per share in 2018 and $.95 in 2017	(898,503)	(917,825)

Retained earnings at end of period	$31,996,949	$30,620,080

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income	$1,698,629	$1,309,112
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	973,182	922,347
Gain on disposal of equipment	(26,135)	(1,700)
Deferred income taxes	118,000	(70,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,175,724)	(547,573)
Inventories	(726,233)	(550,424)
Other current assets and prepaid income taxes	(106,338)	98,977
Accounts payable	460,603	460,171
Accrued wages and salaries	221,074	199,981
Other accrued expenses	(54,780)	(131,262)
Unearned revenue and customer deposits	61,073	(45,282)

Net cash provided by operating activities	1,443,351	1,644,347

Cash flows from investing activities:
Capital expenditures	(1,635,189)	(1,069,559)
Proceeds from the sale of equipment	26,135	1,700
Proceeds from certificates of deposit	3,735,000	5,320,000
Purchases of certificates of deposit	(2,739,000)	(4,573,000)

Net cash used in investing activities	(613,054)	(320,859)

Cash flows from financing activities:
Cash dividends paid	(898,503)	(917,825)

Net cash used in financing activities	(898,503)	(917,825)

Net increase (decrease) in cash and cash equivalents	(68,206)	405,663
Cash and cash equivalents at beginning of period	1,152,569	353,475

Cash and cash equivalents at end of period	$1,084,363	$759,138

Supplemental schedule of non-cash investing activities: Capital expenditures in accounts payable	$7,265	$1,487

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2018 (unaudited) and December 31, 2017 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2018 are not necessarily indicative of the results to be expected for the year.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The ASU will increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU will require lessees to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. The impact of adopting this ASU is not expected to be significant based on current lease agreements.

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

The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of September 30, 2018 and December 31, 2017 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended September 30, 2018:
Automotive	5,291,033	100,751	5,391,784
Non-automotive	2,645,765	818,500	3,464,265

Total	7,936,798	919,251	8,856,049

Three Months Ended September 30, 2017:
Automotive	5,181,974	49,040	5,231,014
Non-automotive	2,304,219	851,523	3,155,742

Total	7,486,193	900,563	8,386,756

Nine Months Ended September 30, 2018:
Automotive	17,225,475	189,656	17,415,131
Non-automotive	8,670,697	2,574,646	11,245,343

Total	25,896,172	2,764,302	28,660,474

Nine Months Ended September 30, 2017:
Automotive	17,116,399	130,631	17,247,030
Non-automotive	7,203,326	2,855,235	10,058,561

Total	24,319,725	2,985,866	27,305,591

5. The Company’s effective tax rates were 20.9% and 32.9% for the third quarter of 2018 and 2017, respectively, and 22.4% and 32.6% for the nine months ended September 30, 2018 and 2017, respectively. The lower rate in 2018 is due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the maximum federal corporate tax rate from 35% to 21% beginning in 2018. The effective rate was lower than the U.S. federal statutory rate in 2017 primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

The Company’s federal income tax returns for the 2015, 2016 and 2017 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2015, 2016 and 2017 federal income tax returns will expire on September 15, 2019, 2020 and 2021, respectively.

The Company’s state income tax returns for the 2015 through 2017 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2021. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2018	December 31, 2017
Raw material	$2,231,154	$1,812,603
Work-in-process	1,828,478	1,604,867
Finished goods	1,784,701	1,674,630

Inventories, gross	5,844,333	5,092,100
Valuation reserves	(590,000)	(564,000)

Inventories, net	$5,254,333	$4,528,100

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2018:
Net sales	$7,936,798	$919,251	$—	$8,856,049

Depreciation	281,418	28,358	9,869	319,645

Segment operating profit	599,188	297,009	—	896,197
Selling and administrative expenses	—	—	(563,347)	(563,347)
Interest income	—	—	30,899	30,899

Income before income taxes				$363,749

Capital expenditures	813,649	5,489	187,598	1,006,736

Segment assets:
Accounts receivable, net	5,961,946	540,428	—	6,502,374
Inventories, net	4,226,263	1,028,070	—	5,254,333
Property, plant and equipment, net	10,696,801	1,596,585	932,839	13,226,225
Other assets	—	—	8,446,731	8,446,731

				$33,429,663

Three Months Ended September 30, 2017:
Net sales	$7,486,193	$900,563	$—	$8,386,756

Depreciation	275,820	24,390	8,970	309,180

Segment operating profit	768,247	317,602	—	1,085,849
Selling and administrative expenses	—	—	(603,809)	(603,809)
Interest income	—	—	18,795	18,795

Income before income taxes				$500,835

Capital expenditures	263,563	8,325	—	271,888

Segment assets:
Accounts receivable, net	5,576,022	295,070	—	5,871,092
Inventories, net	4,134,219	953,898	—	5,088,117
Property, plant and equipment, net	10,409,913	1,613,245	576,099	12,599,257
Other assets	—	—	8,452,225	8,452,225

				$32,010,691

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2018:
Net sales	$25,896,172	$2,764,302	$—	$28,660,474

Depreciation	865,677	82,954	24,551	973,182

Segment operating profit	3,006,367	930,570	—	3,936,937
Selling and administrative expenses	—	—	(1,831,926)	(1,831,926)
Interest income	—	—	84,618	84,618

Income before income taxes				$2,189,629

Capital expenditures	1,279,568	36,984	325,902	1,642,454

Nine Months Ended September 30, 2017:
Net sales	$24,319,725	$2,985,866	$—	$27,305,591

Depreciation	822,267	73,170	26,910	922,347

Segment operating profit	2,716,020	1,089,089	—	3,805,109
Selling and administrative expenses	—	—	(1,911,509)	(1,911,509)
Interest income	—	—	49,512	49,512

Income before income taxes				$1,943,112

Capital expenditures	949,333	121,713	—	1,071,046

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales in the third quarter were $8,856,049 this year compared to $8,386,756 in the third quarter of 2017, an increase of $469,293, or 5.6%. As of September 30, 2018, year to date sales totaled $28,660,474 compared to $27,305,591, for the first three quarters of 2017, an increase of $1,354,883, or 5.0%. Net income for the third quarter of 2018 was $287,749, or $0.30 per share, compared with $335,835, or $0.35 per share, in the third quarter of 2017. Net income for the first three quarters of 2018 was $1,698,629, or $1.76 per share, compared with $1,309,112, or $1.36 per share, reported in 2017.

Fastener segment revenues were $7,936,798 in the third quarter of 2018 compared to $7,486,193 in the year earlier quarter, an increase of $450,605, or 6.0%. For the first three quarters of 2018, fastener segment revenues were $25,896,172 compared to $24,319,725 in 2017, an increase of $1,576,447, or 6.5%. The automotive sector is the primary market for our fastener segment products and while North American light-vehicle production has declined in 2018 compared to the first nine months of 2017, our sales to automotive customers increased 2.1% during the third quarter and 0.6% on a year to date basis. Additionally, we have added a number of non-automotive customers in the past year which has contributed to an increase in such sales of 14.8% and 20.4% in the third quarter and the first nine months of 2018, respectively, compared to 2017. For the third quarter, the fastener segment gross margin was $1,336,359 compared to $1,457,421 in the year earlier quarter, a decline of $121,062. Steel is our primary raw material and while we had incurred higher steel prices early in the current year, such increases were more pronounced during the third quarter compared to a year earlier, and were primarily responsible for the net decline in gross margins during the quarter despite the increase in sales. Further impacting third quarter margins was an increase in tooling expense of $202,000 compared to the third quarter of 2017. For the first nine months of the year, the gross margin was $5,360,071 compared to $5,044,905 in the same period of 2017, an increase of $315,166. In addition to higher raw material prices, we have also incurred higher than expected wages in the current year due to the tight labor market. These factors combined to limit the improvement in gross margins reported on a year to date basis.

Assembly equipment segment revenues were $919,251 in the third quarter of 2018, an increase of $18,688, or 2.1%, compared to the third quarter of 2017 when revenues were $900,563. The increase in third quarter sales was primarily due to an increase in the number of machines sold. The increase in sales for the quarter left segment gross margin relatively unchanged compared to last year’s third quarter at $297,725. For the first nine months of 2018, assembly equipment segment sales were $2,764,302 compared to $2,985,866 for the first nine months of 2017, a decline of $221,564, or 7.4%. Although we have shipped a greater number of machines through the first three quarters of 2018 than a year earlier, there have been fewer high-dollar machines shipped in the current year. Due to the decline in machine sales, assembly equipment segment gross margin for the first nine months of 2018 declined to $905,152 from $1,035,700 for the same period of 2017.

Selling and administrative expenses for the third quarter of 2018 were $1,308,884 compared to the year earlier quarter total of $1,278,646, an increase of $30,238, or 2.4%. The increase during the quarter was primarily due to higher commissions related to the increase in sales. Selling and administrative expenses for the first three quarters of 2018 were $4,185,571 compared to $4,205,493 for the same period of 2017, a reduction of $19,922, or 0.5%. Expenditures for the first three quarters of 2018 were lower than the prior year primarily due to the ERP system conversion that was completed at one of our locations last year. This accounted for $167,000 of additional expenses over the first three quarters of 2017, which was only partially offset by increases in sales commissions of $113,000 and profit sharing expense of $28,000 during the current year. Selling and administrative expenses as a percentage of net sales for the first nine months of 2018 was 14.6% compared to 15.4% for the first nine months of 2017.

Other Income

Other income in the third quarter of 2018 was $38,399 compared to $24,795 in the third quarter of 2017. Other income for the first three quarters of 2018 was $109,527 compared to $68,000 in the same period of 2017. Other income consists primarily of interest income on certificates of deposit. The increases were primarily due to higher interest rates in the current year compared to the year earlier periods.

Income Tax Expense

The Company’s effective tax rates were 20.9% and 32.9% for the third quarter of 2018 and 2017, respectively, and 22.4% and 32.6% for the nine months ended September 30, 2018 and 2017, respectively. The lower rates in 2018 are due to the enactment of the Tax Cuts and Jobs Act in December 2017 that reduced the maximum federal corporate tax rate from 35% to 21% beginning in 2018. The new tax law has resulted in an estimated reduction in income tax expense of $168,000 during the first three quarters of 2018. The 2017 rates were lower than the U.S. federal statutory rate primarily due to the Domestic Production Activities Deduction allowed under Internal Revenue Code Section 199.

Liquidity and Capital Resources

Working capital as of September 30, 2018 amounted to $17.3 million, an increase of approximately $0.3 million from the beginning of the year. The largest individual component of the net increase in working capital in the first three quarters of 2018 was accounts receivable which increased $1.2 million since the beginning of the year due to the greater sales during the third quarter compared to the seasonally lower fourth quarter of 2017. Partially offsetting this net change was the reduction in cash and certificates of deposit. Capital expenditures for the first three quarters of 2018 were $1.6 million, which primarily consisted of equipment used in production activities. Dividends paid in the first three quarters of 2018 were $0.9 million, including three regular quarterly payments of $0.21 per share and an extra dividend of $0.30 per share paid in the first quarter. The net result of these changes and other cash flow items was to leave cash, cash equivalents and certificates of deposit at $7.9 million as of September 30, 2018 compared to $9.0 million at the beginning of the year.

Results of Operations Summary

We are pleased to report increased sales in the third quarter of 2018 and for the current year to date compared to the year earlier periods. Demand for our fastener segment products has benefited from a healthy domestic automotive market and the addition of new non-automotive customers during the past year. However, significant increases in steel prices, our primary raw material, in recent months have negatively impacted our gross margins and were the primary factor in reporting lower net income in the third quarter this year. Higher raw material prices remain a concern and further increases are expected in the near-term. Such costs can be difficult to recover in some of the markets we serve as certain customers expect prices to be held constant over the multi-year life of their parts. Current year assembly equipment sales have trailed year earlier amounts primarily due to fewer high-dollar orders in the current year rather than an overall decline in demand. As our results continue to be impacted by increases in raw material prices and other costs, we will continue our efforts to obtain price relief from customers while working to improve internal operational efficiencies as a means of mitigating such costs. We will also make other adjustments to our activities which we feel are necessary based on changing market conditions.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Operations, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 6, 2018

/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2018

/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)