Form 10-K
period 2018-12-31
CHICAGO RIVET & MACHINE CO
filed 2019-03-20
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2018 was $25,335,536.

As of March 18, 2019, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2018 (the “2018 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2018

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2018, sales to three customers were at least 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 17% and 19% of the Company’s consolidated revenues in 2018 and 2017, respectively. Sales to Parker-Hannifin Corporation and Cooper-Standard Holdings Inc. each accounted for approximately 10% of the Company’s consolidated revenues in 2018.

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

At December 31, 2018, the Company employed 228 people.

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

We rely on sales to major customers.

Our sales to three customers constituted approximately 37% of our consolidated revenues in 2018. Sales to TI Group Automotive Systems, LLC accounted for approximately 17% of the Company’s consolidated revenues in 2018 and sales to Parker-Hannifin Corporation and Cooper-Standard Holdings Inc. each accounted for approximately 10% of the Company’s consolidated revenues in 2018. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Any significant disruption, interruption or failure of our information systems could disrupt the operation of our business, result in increased costs and decreased revenues and expose us to liability.

Cybersecurity threats are growing in number and sophistication and include, among others, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In addition to security threats, we are also subject to other systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, natural disasters, power shortages, terrorist attacks or other events. The unavailability of our information systems, the failure of these systems to perform as anticipated or any significant breach of data security could cause loss of data, disrupt our operations, lead to financial losses from remedial actions, require significant management attention and resources, and negatively impact our reputation among our customers, which could have a negative impact on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE American (not registered, trading privileges only). The average daily trading volume for our common stock during 2018 was less than 2,000 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The names, ages and positions of all executive officers of the Company, as of March 18, 2019, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer	Position	Years an Officer
John A. Morrissey 83	Chairman, Chief Executive Officer	38
Michael J. Bourg 56	President, Chief Operating Officer and Treasurer	20

-	Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968.

-

Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE American (trading privileges only, not registered). As of March 5, 2019 there were approximately 150 shareholders of record of such stock.

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

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, information systems disruptions and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Financial results for 2018 were positive by most measures, as we increased our revenues to the highest level since 2007. However, rising raw material prices constrained gross margins compared to the prior year. Net sales were $37,174,249 in 2018 compared to $35,764,714 in 2017, an increase of $1,409,535, or 3.9%. Net income for 2018 was $2,001,185, or $2.07 per share, compared to $2,079,082, or $2.15 per share, in 2017.

2018 Compared to 2017

Fastener segment revenues were $7,816,286 in the fourth quarter of 2018, an increase of $158,047, or 2.1%, from $7,658,239 reported in the fourth quarter of 2017. Fastener segment revenues for the full year were $33,712,458 in 2018 compared with $31,977,964 in 2017, an increase of $1,734,494, or 5.4%. The automotive sector is the primary market for our fastener segment products and while North American light-vehicle production was relatively flat in 2018 compared to 2017, our sales to automotive customers declined 7.8% during the fourth quarter and 1.4% for the year. However, the decline in automotive sales was more than offset by growth in non-automotive sales which increased 25.9% and 21.7% in the fourth quarter and for the full year of 2018, respectively, compared to 2017. For the fourth quarter, the fastener segment gross margin was $1,468,690 compared to $1,588,746 in the year earlier quarter, a decline of $120,056. Steel is our primary raw material and we have experienced significant increases in our cost of steel during 2018 which was primarily responsible for the net decline in gross margins during the quarter despite the increase in sales. For the full year 2018, segment gross margin was $6,829,211 compared to $6,633,651 in 2017, an increase of $195,560, despite the higher raw material costs.

Assembly equipment segment revenues were $697,489 in the fourth quarter of 2018, a decline of $103,395, or 12.9%, compared to the fourth quarter of 2017, when revenues were $800,884. For the full year 2018, assembly equipment segment revenues were $3,461,791, a decline of $324,959, or 8.6%, compared to $3,786,750 reported in 2017. The decline in fourth quarter and full year sales was primarily due to a reduction in the number of high-dollar specialty machines shipped compared to the prior year periods, as the total number of machines shipped increased during 2018. The decline in assembly equipment segment sales was the primary cause of the reduction in segment gross margins of $72,975 in the fourth quarter and $203,523 for the full year of 2018 compared to 2017.

Selling and administrative expenses were $5,503,111 in 2018 compared to $5,548,541 in 2017, a decline of $45,430, or 0.8%. The reduction was primarily due to the ERP system conversion that was completed at one of our locations in 2017. This accounted for $167,000 of additional expenses in that year, which was only partially offset by a $113,000 increase in sales commissions, related to higher sales, in 2018. As a percentage of net sales, selling and administrative expenses were 14.8% in 2018 compared to 15.5% in 2017.

Other income was $153,537 in 2018 compared to $100,901 in 2017. Other income is primarily comprised of interest income which increased during the year due to rising interest rates.

The Company’s effective income tax rates were 21.7% and 15.7% in 2018 and 2017, respectively. The rate was lower than the U.S. federal statutory rate in 2017 primarily due to the enactment of the Tax Cuts and Jobs Act (“the Act”) in December 2017. Among other changes, the Act reduced the maximum corporate tax rate from 35% to 21% beginning in 2018. Although the lower tax rate took effect in 2018, deferred tax assets and liabilities should be measured using the enacted tax rate expected to apply in the years in which they are expected to be settled. The Company recorded a one-time net income tax benefit of $432,000 in the fourth quarter of 2017 as a result of the revaluation of the Company’s deferred tax assets and liabilities to reflect the lower future U.S. corporate tax rates.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends totaling $.84 per share during 2018. In addition, an extra dividend of $.30 per share was paid during the first quarter, bringing the total distribution for the year to $1.14 per share. On February 18, 2019, the Board of Directors declared a regular quarterly dividend of $.22 per share, an increase of 4.8% from the prior quarter, payable March 20, 2019 to shareholders of record on March 5, 2019. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 85 years. At that same meeting, the Board also declared an extra dividend of $.30 per share payable March 20, 2019 to shareholders of record on March 5, 2019.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2018 were $2,023,190. Fastener segment additions accounted for $1,635,115 of the total, including $956,739 for cold heading and screw machine equipment additions, $243,194 for equipment to perform secondary operations on parts and $296,289 for inspection equipment. The remaining $138,893 fastener segment additions consisted of general plant equipment and facilities improvements. Assembly equipment segment additions in 2018 were $49,884 for production equipment. Investments for the benefit of both operating segments, primarily for building improvements, totaled $338,191 during 2018.

Capital expenditures during 2017 totaled $1,337,941. The fastener segment accounted for $1,093,539 of the total, including $904,312 for production equipment. Cold heading and screw machine equipment additions were $303,992, quality control equipment additions were $281,983, additions for secondary processing equipment were $261,143 and $57,194 was expended for general plant equipment. The remainder of the fastener segment additions relate to building improvements and technology equipment. Assembly equipment segment additions totaled $178,761, primarily for production equipment. Additional investments of $65,641 were made in 2017 for building improvements that benefit both operating segments.

Depreciation expense amounted to $1,308,448 in 2018 and $1,231,546 in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2018 was approximately $17.4 million, an increase of $.4 million from the beginning of the year. The improvement was primarily due to continued profitable operations in 2018. The most significant component of the change was an increase in inventories of $1.6 million during the year as raw material purchases were accelerated in advance of price increases. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $7.8 million at the end of 2018, a decrease of $1.2 million. The reduction was primarily related to the increase in inventory as well as a $.7 million increase in capital expenditures. The Company’s investing activities in 2018 included capital expenditures of $2 million. The only financing activity during 2018 was the payment of approximately $1.1 million in dividends.

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

OUTLOOK FOR 2019

We started 2018 with some optimism as the addition of new fastener segment customers and parts in 2017 was expected to be more fully reflected in the year’s financial results. That optimism was well placed as our fastener segment sales reflected growth in each quarter of 2018 compared to the year earlier periods. Much of that growth came from non-automotive customers which added to the diversity of industries served. With the majority of our fastener segment revenue continuing to come from the automotive industry, our sales to automotive customers tracked closely to U.S. auto and light truck sales and production during most of the year, before weakening late in the fourth quarter. Current automotive sales forecasts for 2019 and our early 2019 activity indicate further weakness in the near-term, leading to a cautious outlook for our fastener segment demand. While the results for the assembly equipment segment reported in 2018 did not match those of the previous year, it was primarily due to a change in product sales mix that resulted in a lower amount per sales transaction being recognized compared to the prior year, as demand was stable during the year. As we begin 2019, our machine order backlog and overall assembly equipment demand appears consistent with the prior year.

Higher raw material prices, brought on by tariffs instituted during 2018, had a negative impact on earnings during the year. It is unknown whether there will be relief from higher material prices in 2019 even if the tariffs were to be eliminated. The growth in the domestic economy is also showing signs of slowing as higher interest rates take effect and the long-lived recovery runs its course. Both of these factors will contribute to a more challenging environment for our operations in 2019. In anticipation of the challenges ahead, we will continue our efforts to improve operational efficiency as a means of improving margins. We will also continue our efforts to develop new customer relationships and build on existing ones in all the markets we serve by emphasizing our experience, quality and customer service in a very competitive global marketplace.

In four of the last six years, we invested more than $2 million in equipment and facilities upgrades in order to increase our capabilities, expand production capacity and improve operating efficiency. We feel these investments are necessary to remain competitive and were made possible by our consistent profitability during that period. In the upcoming year, we expect to make additional investments in order to improve our operations. Our sound financial condition and our profitability has also allowed us to pay dividends of $5.8 million over the same six year period and declare an additional special dividend of $.3 million, to be paid in the first quarter of 2019, based on the results of 2018.

The positive results in the past year would not have been possible without the conscientious efforts of our dedicated employees, who consistently strive to exceed customer expectations related to quality, service and price. We are grateful for their contributions as well as the loyalty of our customers, who have placed their confidence in us to help them achieve their goals. We also take this opportunity to thank our shareholders for their continued support.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2018.

Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2019 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” and (iii) in “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The 2019 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 – Executive Compensation

The information set forth in the Company’s 2019 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott and William T. Divane, Jr.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2019 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2019 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees—Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2019 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

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

See the section entitled “Exhibits” which appears on page 15 of this report.

ITEM 16	– Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 15, 2016 Incorporated by reference to the Company’s report on Form 10-K, dated March 21, 2016. File number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2018.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10-K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL):(1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Retained Earnings, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

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
Michael J. Bourg President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey John A. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee	March 20, 2019

/s/ Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee	March 20, 2019

/s/ Edward L. Chott Edward L. Chott	Director, Member of the Audit Committee	March 20, 2019

/s/ Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee	March 20, 2019

/s/ William T. Divane, Jr. William T. Divane, Jr.	Director, Member of the Audit Committee	March 20, 2019

/s/ Walter W. Morrissey Walter W. Morrissey	Director, Member of the Executive Committee	March 20, 2019

/s/ John L. Showel John L. Showel	Director	March 20, 2019

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Crowe LLP dated March 20, 2019, appearing on pages 4 to 11 of the accompanying 2018 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2018 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2018 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2018 Annual Report)

Consolidated Statements of Income (page 5 of 2018 Annual Report)

Consolidated Statements of Retained Earnings (page 5 of 2018 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2018 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2018 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2018 Annual Report)