Form 10-Q
period 2019-03-31
CHICAGO RIVET & MACHINE CO
filed 2019-05-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	CVR	NYSE American (Trading privileges only, not registered)

As of May 6, 2019, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$606,213	$706,873
Certificates of deposit	5,080,000	7,063,000
Accounts receivable - Less allowances of $ 140,000	5,954,474	5,529,307
Inventories, net	6,832,459	6,100,391
Prepaid income taxes	114,186	150,686
Other current assets	392,568	438,222

Total current assets	18,979,900	19,988,479

Property, Plant and Equipment:
Land and improvements	1,636,749	1,632,299
Buildings and improvements	8,246,331	8,234,182
Production equipment and other	36,154,303	35,627,443

	46,037,383	45,493,924
Less accumulated depreciation	32,209,494	32,235,778

Net property, plant and equipment	13,827,889	13,258,146

Total assets	$32,807,789	$33,246,625

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31,	December 31,
	2019	2018
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,113,627	$1,060,231
Accrued wages and salaries	682,890	701,434
Other accrued expenses	239,872	475,973
Unearned revenue and customer deposits	282,114	328,154

Total current liabilities	2,318,503	2,565,792
Deferred income taxes	945,084	921,084

Total liabilities	3,263,587	3,486,876

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,881,070	32,096,617
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,544,202	29,759,749

Total liabilities and shareholders’ equity	$32,807,789	$33,246,625

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Net sales	$8,621,678	$10,011,641
Cost of goods sold	6,959,915	7,668,636

Gross profit	1,661,763	2,343,005
Selling and administrative expenses	1,342,696	1,464,718

Operating profit	319,067	878,287
Other income	48,775	33,501

Income before income taxes	367,842	911,788
Provision for income taxes	81,000	204,000

Net income	$286,842	$707,788

Per share data, basic and diluted:
Net income per share	$0.30	$0.73

Average common shares outstanding	966,132	966,132

Cash dividends declared per share	$0.52	$0.51

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

							Less
	Preferred Stock		Common Stock		Additional Paid-in		Treasury Stock, at Cost
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2017	—	$—	966,132	$1,138,096	$447,134	$31,196,823	171,964	$(3,922,098)	$28,859,955
Net Income						$707,788			$707,788
Dividends Declared ($0.51 per share)						$(492,727)			$(492,727)

Balance, March 31, 2018	—	$—	966,132	$1,138,096	$447,134	$31,411,884	171,964	$(3,922,098)	$29,075,016

Balance, December 31, 2018	—	$—	966,132	$1,138,096	$447,134	$32,096,617	171,964	$(3,922,098)	$29,759,749
Net Income						$286,842			$286,842
Dividends Declared ($0.52 per share)						$(502,389)			$(502,389)

Balance, March 31, 2019	—	$—	966,132	$1,138,096	$447,134	$31,881,070	171,964	$(3,922,098)	$29,544,202

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$286,842	$707,788
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	336,389	326,520
Gain on disposal of equipment	(5,000)	(300)
Deferred income taxes	24,000	(14,000)
Changes in operating assets and liabilities:
Accounts receivable	(425,167)	(1,427,855)
Inventories	(732,068)	(68,578)
Other current assets	82,154	102,899
Accounts payable	53,396	908,830
Accrued wages and salaries	(18,544)	(14,635)
Other accrued expenses	(236,101)	(67,446)
Unearned revenue and customer deposits	(46,040)	(238,722)

Net cash provided by (used in) operating activities	(680,139)	214,501

Cash flows from investing activities:
Capital expenditures	(906,132)	(225,000)
Proceeds from the sale of equipment	5,000	300
Proceeds from certificates of deposit	3,577,000	1,494,000
Purchases of certificates of deposit	(1,594,000)	(1,245,000)

Net cash provided by investing activities	1,081,868	24,300

Cash flows from financing activities:
Cash dividends paid	(502,389)	(492,727)

Net cash used in financing activities	(502,389)	(492,727)

Net decrease in cash and cash equivalents	(100,660)	(253,926)
Cash and cash equivalents at beginning of period	706,873	1,152,569

Cash and cash equivalents at end of period	$606,213	$898,643

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$1,427

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2019 (unaudited) and December 31, 2018 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the year.

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842).” The ASU increases transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The ASU requires lessees to recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. The Company adopted Topic 842 on January 1, 2019 using the modified retrospective method. Based on the Company’s current lease agreements, adopting this ASU did not have a material impact on the Company’s financial statements.

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

4. Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of March 31, 2019 and December 31, 2018 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2019:
Automotive	4,718,215	41,766	4,759,981
Non-automotive	2,860,905	1,000,792	3,861,697

Total net sales	7,579,120	1,042,558	8,621,678

Three Months Ended March 31, 2018:
Automotive	6,049,194	49,362	6,098,556
Non-automotive	2,875,905	1,037,180	3,913,085

Total net sales	8,925,099	1,086,542	10,011,641

The following table presents revenue by segment, further disaggregated by location:
Three Months Ended March 31, 2019:
United States	6,581,338	956,310	7,537,648
Foreign	997,782	86,248	1,084,030

Total net sales	7,579,120	1,042,558	8,621,678

Three Months Ended March 31, 2018:
United States	7,681,647	1,040,869	8,722,516
Foreign	1,243,452	45,673	1,289,125

Total net sales	8,925,099	1,086,542	10,011,641

5. The Company’s effective tax rates were approximately 22.0% and 22.4% for the first quarter of 2019 and 2018, respectively.

The Company’s federal income tax returns for the 2015 through 2018 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2015 through 2018 federal income tax returns will expire on September 15, 2019 through 2022, respectively.

The Company’s state income tax returns for the 2015 through 2018 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2022. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

A summary of inventories is as follows:

	March 31, 2019	December 31, 2018
Raw material	$3,086,524	$2,798,918
Work-in-process	2,289,540	1,878,977
Finished goods	2,033,395	2,001,496

Inventories, gross	7,409,459	6,679,391
Valuation reserves	(577,000)	(579,000)

Inventories, net	$6,832,459	$6,100,391

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2019:
Net sales	$7,579,120	$1,042,558	$—	$8,621,678
Depreciation	297,723	28,924	9,742	336,389
Segment operating profit	588,895	336,074	—	924,969
Selling and administrative expenses	—	—	(593,402)	(593,402)
Interest income	—	—	36,275	36,275

Income before income taxes				$367,842

Capital expenditures	756,107	124,000	26,025	906,132
Segment assets:
Accounts receivable, net	5,500,631	453,843	—	5,954,474
Inventories, net	5,831,166	1,001,293	—	6,832,459
Property, plant and equipment, net	11,184,576	1,674,573	968,740	13,827,889
Other assets	—	—	6,192,967	6,192,967

				$32,807,789

Three Months Ended March 31, 2018:
Net sales	$8,925,099	$1,086,542	$—	$10,011,641
Depreciation	291,881	27,298	7,341	326,520
Segment operating profit	1,177,462	384,185	—	1,561,647
Selling and administrative expenses	—	—	(676,939)	(676,939)
Interest income	—	—	27,080	27,080

Income before income taxes				$911,788

Capital expenditures	184,227	31,495	10,705	226,427
Segment assets:
Accounts receivable, net	6,420,410	334,095	—	6,754,505
Inventories, net	3,658,938	937,740	—	4,596,678
Property, plant and equipment, net	10,175,256	1,646,752	634,852	12,456,860
Other assets	—	—	8,798,774	8,798,774

				$32,606,817

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter of 2019 were $8,621,678 compared to $10,011,641 in the first quarter of 2018, a decline of $1,389,963, or 13.9%. The decline was primarily due to reduced demand for fastener segment parts, especially from automotive customers. The lower sales resulted in net income of $286,842, or $0.30 per share, in the first quarter of this year compared to $707,788, or $0.73 per share, in the first quarter of 2018. During the quarter, a regular quarterly dividend of $0.22 per share was paid and an extra dividend of $0.30 per share was paid based on the strong operating results achieved in 2018.

Fastener segment revenues were $7,579,120 in the first quarter of 2019, a decline of $1,345,979, or 15.1%, from $8,925,099 reported in the first quarter of 2018. The automotive sector is the primary market for our fastener segment products and sales to automotive customers accounted for $1,330,979 of the total segment decline. U.S. light-vehicle production and sales both declined during the first quarter of 2019. Our sales to automotive customers in the United States declined $1,059,880, or 21.5%, in the first quarter of the current year compared to the first quarter a year ago. For the same period, our sales to foreign automotive customers declined $271,099, or 24.3%, with most of the decline relating to shipments to China where passenger car sales have declined year-over-year for nine straight months. Fastener segment sales to non-automotive customers declined less than 1% during the first quarter. Production costs in the first quarter were higher than a year earlier, mainly due to higher material costs related to tariffs instituted in 2018. Steel is our primary raw material and on average, steel prices were approximately 15% higher in the first quarter of 2019 than in the year earlier quarter. Higher production costs combined with the decline in sales contributed to a decline in fastener segment gross margins from $1,976,640 in the first quarter of 2018 to $1,325,186 in the first quarter of 2019.

Assembly equipment segment revenues were $1,042,558 in the first quarter of 2019 compared to $1,086,542 in the first quarter of 2018, a decline of $43,984, or 4.0%. Overall, customer demand was relatively stable during the quarter with tools and parts sales reflecting an increase in the current year compared to a year earlier and the total number of machines shipped also increasing. The decline in net sales was primarily due to the shipment of a high-dollar machine order in the prior year quarter. The decline in net sales contributed to a $29,788 decrease in segment gross margin from $366,365 in 2018 to $336,577 in 2019.

Selling and administrative expenses during the first quarter of 2019 were $1,342,696 compared to $1,464,718 recorded in the first quarter of 2018, a decline of $122,022, or 8.3%. The decline was primarily due to a $62,000 reduction in profit sharing expense related to lower operating profit in the current year quarter and a $33,000 reduction in sales commissions due to the drop in net sales. Compared to net sales, selling and administrative expenses were 15.6% in the first quarter of 2019 compared to 14.6% in the first quarter of 2018.

Other Income

Other income in the first quarter of 2019 was $48,775 compared to $33,501 in the first quarter of 2018. The increase is primarily related to an increase in interest income on certificates of deposit due to higher interest rates in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 22.0% and 22.4% for the first quarter of 2019 and 2018, respectively.

Liquidity and Capital Resources

Working capital amounted to $16.7 million as of March 31, 2019, a decrease of $0.8 million from the beginning of the current year. Contributing to that decline were capital expenditures in the first quarter of $0.9 million, which primarily consisted of equipment used in production activities, and dividends paid of $0.5 million. Overall, cash, cash equivalents and certificates of deposit balances declined $2.1 million during the first quarter. Partially offsetting that decline was a $0.7 million increase in inventory as raw material purchases were accelerated in advance of price increases and delivery delays by certain customers. Additionally, accounts receivable increased by $0.4 million due to greater sales activity during the quarter compared to the seasonally lower fourth quarter of 2018. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $5.7 million as of March 31, 2019 compared to $7.8 million as of the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results for the first quarter were disappointing, but followed the downturn in automotive activity in the first three months of the year. Additionally, we have experienced increases in steel prices and other materials over the past year that have negatively impacted our gross margins and remain a concern as further increases are expected. Since material price increases can be difficult to mitigate, we will emphasize cost controls in other areas and strive for greater operating efficiencies in an effort to improve operating results as well as pursuing new sales opportunities. In contrast to our fastener segment, our assembly equipment segment demand and machine order backlog have been relatively stable. Given the challenges we currently face, we will continue to make adjustments to our activities which we believe are necessary based on market conditions, while maintaining an emphasis on quality and reliability of service our customers demand.

Forward-Looking Statements

This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, those disclosed under “Risk Factors” in our Annual Report on Form 10-K and in the other filings we make with the United States Securities and Exchange Commission. These factors, include among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, the price and availability of raw materials, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, information systems disruptions, the loss of the services of our key employees and difficulties in achieving cost savings. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Retained Earnings, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 8, 2019
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)