Form 10-Q
period 2019-06-30
CHICAGO RIVET & MACHINE CO
filed 2019-08-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$908,075	$706,873
Certificates of deposit	5,578,000	7,063,000
Accounts receivable - Less allowances of $140,000	5,787,355	5,529,307
Inventories, net	6,098,823	6,100,391
Prepaid income taxes	117,186	150,686
Other current assets	399,607	438,222

Total current assets	18,889,046	19,988,479

Property, Plant and Equipment:
Land and improvements	1,636,749	1,632,299
Buildings and improvements	8,327,006	8,234,182
Production equipment and other	36,455,435	35,627,443

	46,419,190	45,493,924
Less accumulated depreciation	32,550,682	32,235,778

Net property, plant and equipment	13,868,508	13,258,146

Total assets	$32,757,554	$33,246,625

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$803,921	$1,060,231
Accrued wages and salaries	962,653	701,434
Other accrued expenses	280,605	475,973
Unearned revenue and customer deposits	150,079	328,154

Total current liabilities	2,197,258	2,565,792
Deferred income taxes	999,084	921,084

Total liabilities	3,196,342	3,486,876

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,898,080	32,096,617
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,561,212	29,759,749

Total liabilities and shareholders’ equity	$32,757,554	$33,246,625

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$8,875,451	$9,792,784	$17,497,129	$19,804,425
Cost of goods sold	7,327,481	7,504,350	14,287,396	15,172,986

Gross profit	1,547,970	2,288,434	3,209,733	4,631,439
Selling and administrative expenses	1,306,665	1,411,969	2,649,361	2,876,687

Operating profit	241,305	876,465	560,372	1,754,752
Other income	49,254	37,627	98,029	71,128

Income before income taxes	290,559	914,092	658,401	1,825,880
Provision for income taxes	61,000	211,000	142,000	415,000

Net income	$229,559	$703,092	$516,401	$1,410,880

Per share data, basic and diluted:
Net income per share	$0.24	$0.73	$0.54	$1.46

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.22	$0.21	$0.74	$0.72

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Preferred	Common Stock		Additional Paid-in		Treasury Stock, at Cost
	Stock	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2018	$—	966,132	$1,138,096	$447,134	$32,096,617	171,964	$(3,922,098)	$29,759,749
Net Income					$286,842			$286,842
Dividends Declared ($0.52 per share)					$(502,389)			$(502,389)

Balance, March 31, 2019	$—	966,132	$1,138,096	$447,134	$31,881,070	171,964	$(3,922,098)	$29,544,202
Net Income					$229,559			$229,559
Dividends Declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, June 30, 2019	$—	966,132	$1,138,096	$447,134	$31,898,080	171,964	$(3,922,098)	$29,561,212

Balance, December 31, 2017	$—	966,132	$1,138,096	$447,134	$31,196,823	171,964	$(3,922,098)	$28,859,955
Net Income					$707,788			$707,788
Dividends Declared ($0.51 per share)					$(492,727)			$(492,727)

Balance, March 31, 2018	$—	966,132	$1,138,096	$447,134	$31,411,884	171,964	$(3,922,098)	$29,075,016
Net Income					$703,092			$703,092
Dividends Declared ($0.21 per share)					$(202,888)			$(202,888)

Balance, June 30, 2018	$—	966,132	$1,138,096	$447,134	$31,912,088	171,964	$(3,922,098)	$29,575,220

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$516,401	$1,410,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	682,667	653,537
Gain on disposal of equipment	(5,000)	(17,485)
Deferred income taxes	78,000	(27,000)
Changes in operating assets and liabilities:
Accounts receivable	(258,048)	(1,580,776)
Inventories	1,568	(922,121)
Other current assets and prepaid income taxes	72,115	111,554
Accounts payable	(265,603)	779,782
Accrued wages and salaries	261,219	246,972
Other accrued expenses	(195,368)	137,353
Unearned revenue and customer deposits	(178,075)	(91,205)

Net cash provided by operating activities	709,876	701,491

Cash flows from investing activities:
Capital expenditures	(1,283,736)	(635,718)
Proceeds from the sale of equipment	5,000	17,485
Proceeds from certificates of deposit	4,324,000	1,992,000
Purchases of certificates of deposit	(2,839,000)	(1,245,000)

Net cash provided by investing activities	206,264	128,767

Cash flows from financing activities:
Cash dividends paid	(714,938)	(695,615)

Net cash used in financing activities	(714,938)	(695,615)

Net increase in cash and cash equivalents	201,202	134,643
Cash and cash equivalents at beginning of period	706,873	1,152,569

Cash and cash equivalents at end of period	$908,075	$1,287,212

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$9,293	$—

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2019 (unaudited) and December 31, 2018 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2019 are not necessarily indicative of the results to be expected for the year.

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

2. The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry. The Company has concentrations of credit risk primarily within the automotive industry and in the Midwestern United States.

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

4. Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the second quarter of 2019, the Company realized $219,700 related to such a contract and $118,300 is the remaining performance obligation under that contract which the Company expects to recognize as revenue in the third quarter.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of June 30, 2019 and December 31, 2018 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2019:
Automotive	4,880,038	63,650	4,943,688
Non-automotive	2,936,666	995,097	3,931,763

Total net sales	7,816,704	1,058,747	8,875,451

Three Months Ended June 30, 2018:
Automotive	5,845,574	38,842	5,884,416
Non-automotive	3,188,701	719,667	3,908,368

Total net sales	9,034,275	758,509	9,792,784

Six Months Ended June 30, 2019:
Automotive	9,598,254	105,415	9,703,669
Non-automotive	5,797,570	1,995,890	7,793,460

Total net sales	15,395,824	2,101,305	17,497,129

Six Months Ended June 30, 2018:
Automotive	11,913,584	88,905	12,002,489
Non-automotive	6,045,790	1,756,146	7,801,936

Total net sales	17,959,374	1,845,051	19,804,425

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2019:
United States	6,612,996	951,679	7,564,675
Foreign	1,203,708	107,068	1,310,776

Total net sales	7,816,704	1,058,747	8,875,451

Three Months Ended June 30, 2018:
United States	7,617,546	710,745	8,328,291
Foreign	1,416,729	47,764	1,464,493

Total net sales	9,034,275	758,509	9,792,784

Six Months Ended June 30, 2019:
United States	13,194,334	1,907,989	15,102,323
Foreign	2,201,490	193,316	2,394,806

Total net sales	15,395,824	2,101,305	17,497,129

Six Months Ended June 30, 2018:
United States	15,299,192	1,751,614	17,050,806
Foreign	2,660,182	93,437	2,753,619

Total net sales	17,959,374	1,845,051	19,804,425

5. The Company’s effective tax rates were approximately 21.0% and 23.1% for the second quarter of 2019 and 2018, respectively, and 21.6% and 22.7% for the six months ended June 30, 2019 and 2018, respectively.

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

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2019	December 31, 2018
Raw material	$2,702,486	$2,798,918
Work-in-process	1,873,733	1,878,977
Finished goods	2,097,604	2,001,496

Inventories, gross	6,673,823	6,679,391
Valuation reserves	(575,000)	(579,000)

Inventories, net	$6,098,823	$6,100,391

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2019:
Net sales	$7,816,704	$1,058,747	$—	$8,875,451
Depreciation	305,082	31,453	9,743	346,278
Segment operating profit	487,305	315,802	—	803,107
Selling and administrative expenses	—	—	(548,052)	(548,052)
Interest income	—	—	35,504	35,504

Income before income taxes				$290,559

Capital expenditures	284,573	102,324	—	386,897
Segment assets:
Accounts receivable, net	5,426,139	361,216	—	5,787,355
Inventories, net	4,996,608	1,102,215	—	6,098,823
Property, plant and equipment, net	11,164,067	1,745,444	958,997	13,868,508
Other assets	—	—	7,002,868	7,002,868

				$32,757,554

Three Months Ended June 30, 2018:
Net sales	$9,034,275	$758,509	$—	$9,792,784
Depreciation	292,378	27,298	7,341	327,017
Segment operating profit	1,229,717	249,376	—	1,479,093
Selling and administrative expenses	—	—	(591,640)	(591,640)
Interest income	—	—	26,639	26,639

Income before income taxes				$914,092

Capital expenditures	281,692	—	127,599	409,291
Segment assets:
Accounts receivable, net	6,508,150	399,276	—	6,907,426
Inventories, net	4,399,770	1,050,451	—	5,450,221
Property, plant and equipment, net	10,164,570	1,619,454	755,110	12,539,134
Other assets	—	—	8,680,688	8,680,688

				$33,577,469

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Six Months Ended June 30, 2019:
Net sales	$15,395,824	$2,101,305	$—	$17,497,129
Depreciation	602,805	60,377	19,485	682,667
Segment operating profit	1,076,200	651,876	—	1,728,076
Selling and administrative expenses	—	—	(1,141,454)	(1,141,454)
Interest income	—	—	71,779	71,779

Income before income taxes				$658,401

Capital expenditures	1,040,680	226,324	26,025	1,293,029
Six Months Ended June 30, 2018:
Net sales	$17,959,374	$1,845,051	$—	$19,804,425
Depreciation	584,259	54,596	14,682	653,537
Segment operating profit	2,407,179	633,561	—	3,040,740
Selling and administrative expenses	—	—	(1,268,579)	(1,268,579)
Interest income	—	—	53,719	53,719

Income before income taxes				$1,825,880

Capital expenditures	465,919	31,495	138,304	635,718

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the second quarter of 2019 were $8,875,451 compared to $9,792,784 in the second quarter of 2018, a decline of $917,333, or 9.4%. For the first half of 2019, net sales totaled $17,497,129 compared to $19,804,425 in the first half of 2018, a decline of $2,307,296, or 11.7%. The decline in net sales in the current year is primarily due to reduced demand for fastener segment parts, especially from automotive customers. Net income for the second quarter of 2019 was $229,559, or $0.24 per share, compared to $703,092, or $0.73 per share, in the second quarter of 2018. Net income for the first half of 2019 was $516,401, or $0.54 per share, compared to $1,410,880, or $1.46 per share, in the first half of 2018. Net income in the current year has been negatively impacted by the decline in sales as well as the increase in certain production costs.

Fastener segment revenues were $7,816,704 in the second quarter of 2019 compared to $9,034,275 reported in the second quarter of 2018, a decline of $1,217,571, or 13.5%. For the first six months of 2019, fastener segment revenues were $15,395,824 compared to $17,959,374 in the first half of 2018, a decline of $2,563,550, or 14.3%. The automotive sector is the primary market for our fastener segment products and demand from such customers has been particularly weak in the current year due to changes in consumer preferences and lower vehicle sales domestically and even more so abroad. Fastener segment sales to automotive customers declined $965,536, or 16.5%, in the second quarter and $2,315,330, or 19.4%, in the first half of 2019 compared to the prior year periods. Sales to non-automotive customers have declined a more modest 4.1% in the first half of the current year. Fastener segment gross margins were $1,219,047 in the second quarter of 2019 compared to $2,047,372 in the second quarter of 2018, a decline of $828,325. For the first six months of 2019, gross margins for the fastener segment were $2,544,233 compared to $4,024,012 in the first half of 2018, a decline of $1,479,779. In addition to the negative impact lower sales have had on gross margins, production costs in the first half of 2019 were higher than a year earlier. Steel is our primary raw material and on average, steel prices were approximately 12% higher in the first half of 2019 than a year earlier, primarily due to tariffs instituted in 2018. Labor costs have also risen more than expected due to the tightening of the labor market.

Assembly equipment segment revenues were $1,058,747 in the second quarter of 2019 compared to $758,509 in the second quarter of 2018, an increase of $300,238, or 39.6%. For the first half of 2019, assembly equipment revenues were $2,101,305 compared to $1,845,051 for the first half of 2018, an increase of $256,254, or 13.9%. The large increase in sales during the second quarter and the year to date increase was primarily due to the timing of certain high dollar value machine orders in the current year. Higher revenue was the primary cause of the increase in assembly equipment segment gross margins to $328,923 in the second quarter of 2019 from $241,062 in the second quarter of 2018. For the first half of the year, gross margins were $665,500 compared to $607,427 in 2018, an increase of $58,073.

Selling and administrative expenses for the second quarter of 2019 were $1,306,665, a decline of $105,304, or 7.5%, compared with the year earlier quarter total of $1,411,969. The decline was primarily due to a $80,000 reduction in profit sharing expense related to lower operating profit in the current year quarter and a $50,000 reduction in sales commissions due to lower sales. For the first six months of 2019, selling and administrative expenses were $2,649,361 compared to $2,876,687 in 2018, a decline of $227,326, or 7.9%. As in the second quarter, expenditures for the first half of 2019 were lower primarily due to a reduction in profit sharing and commission expenses of $142,000 and $84,000, respectively. Selling and administrative expenses as a percentage of net sales for the first half of 2019 were 15.1% compared to 14.5% in the first half of 2018.

Other Income

Other income in the second quarter of 2019 was $49,254, compared to $37,627 in the second quarter of 2018. Other income for the first six months of 2019 was $98,029, compared to $71,128 in the first six months of 2018. The increases were primarily related to greater interest income on certificates of deposit due to higher interest rates in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 21.0% and 23.1% for the second quarter of 2019 and 2018, respectively, and 21.6% and 22.7% for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working capital at June 30, 2019 was $16.7 million, a decrease of $0.7 million from the beginning of the year. Contributing to that decline were capital expenditures during the first six months of $1.3 million, which primarily consisted of equipment used in production activities, and dividends paid of $0.7 million. Overall, cash, cash equivalents and certificates of deposit balances have declined $1.3 million since the beginning of the year. Partially offsetting that decline was a $0.3 million increase in accounts receivable due to greater sales activity during the quarter compared to the seasonally lower fourth quarter of 2018. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $6.5 million as of June 30, 2019 compared to $7.8 million at the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Overall results for the second quarter were disappointing, primarily due to the softening demand in the fastener segment, which followed the global downturn in automotive activity during the first six months of the year. Additionally, increases in steel prices and other materials over the past year have negatively impacted our fastener segment gross margins and remain a concern as ongoing trade disputes persist. Since material price increases can be difficult to mitigate, we will emphasize cost controls in other areas and strive for greater operating efficiencies in an effort to improve operating results while pursuing new sales opportunities. In contrast to the fastener segment, our assembly equipment segment demand and machine order backlog remain relatively stable. Given the challenges we currently face, we will continue to make adjustments to our activities based on changing market conditions, while maintaining an emphasis on quality and reliability of service that our customers demand.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 8, 2019
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2019
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)