Form 10-Q
period 2019-09-30
CHICAGO RIVET & MACHINE CO
filed 2019-11-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,209,524	$706,873
Certificates of deposit	6,076,000	7,063,000
Accounts receivable - Less allowances of $140,000	5,614,022	5,529,307
Inventories, net	5,476,333	6,100,391
Prepaid income taxes	74,186	150,686
Other current assets	835,333	438,222

Total current assets	19,285,398	19,988,479

Property, Plant and Equipment:
Land and improvements	1,636,749	1,632,299
Buildings and improvements	8,327,006	8,234,182
Production equipment and other	36,363,188	35,627,443

	46,326,943	45,493,924
Less accumulated depreciation	32,536,011	32,235,778

Net property, plant and equipment	13,790,932	13,258,146

Total assets	$33,076,330	$33,246,625

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$987,976	$1,060,231
Accrued wages and salaries	861,953	701,434
Other accrued expenses	304,232	475,973
Unearned revenue and customer deposits	202,625	328,154

Total current liabilities	2,356,786	2,565,792
Deferred income taxes	1,055,084	921,084

Total liabilities	3,411,870	3,486,876

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	32,001,328	32,096,617
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,664,460	29,759,749

Total liabilities and shareholders’ equity	$33,076,330	$33,246,625

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$8,188,905	$8,856,049	$25,686,034	$28,660,474
Cost of goods sold	6,539,138	7,221,815	20,826,534	22,394,801

Gross profit	1,649,767	1,634,234	4,859,500	6,265,673
Selling and administrative expenses	1,282,149	1,308,884	3,931,510	4,185,571

Operating profit	367,618	325,350	927,990	2,080,102
Other income	47,179	38,399	145,208	109,527

Income before income taxes	414,797	363,749	1,073,198	2,189,629
Provision for income taxes	99,000	76,000	241,000	491,000

Net income	$315,797	$287,749	$832,198	$1,698,629

Per share data, basic and diluted:
Net income per share	$0.32	$0.30	$0.86	$1.76

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.22	$0.21	$0.96	$0.93

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Preferred	Common Stock		Additional Paid-in		Treasury Stock, at Cost
	Stock	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2018	$—	966,132	$1,138,096	$447,134	$32,096,617	171,964	$(3,922,098)	$29,759,749
Net Income					$286,842			$286,842
Dividends Declared ($0.52 per share)					$(502,389)			$(502,389)

Balance, March 31, 2019	$—	966,132	$1,138,096	$447,134	$31,881,070	171,964	$(3,922,098)	$29,544,202
Net Income					$229,559			$229,559
Dividends Declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, June 30, 2019	$—	966,132	$1,138,096	$447,134	$31,898,080	171,964	$(3,922,098)	$29,561,212
Net Income					$315,797			$315,797
Dividends Declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, September 30, 2019	$—	966,132	$1,138,096	$447,134	$32,001,328	171,964	$(3,922,098)	$29,664,460

Balance, December 31, 2017	$—	966,132	$1,138,096	$447,134	$31,196,823	171,964	$(3,922,098)	$28,859,955
Net Income					$707,788			$707,788
Dividends Declared ($0.51 per share)					$(492,727)			$(492,727)

Balance, March 31, 2018	$—	966,132	$1,138,096	$447,134	$31,411,884	171,964	$(3,922,098)	$29,075,016
Net Income					$703,092			$703,092
Dividends Declared ($0.21 per share)					$(202,888)			$(202,888)

Balance, June 30, 2018	$—	966,132	$1,138,096	$447,134	$31,912,088	171,964	$(3,922,098)	$29,575,220
Net Income					$287,749			$287,749
Dividends Declared ($0.21 per share)					$(202,888)			$(202,888)

Balance, September 30, 2018	$—	966,132	$1,138,096	$447,134	$31,996,949	171,964	$(3,922,098)	$29,660,081

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$832,198	$1,698,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,029,998	973,182
Gain on disposal of equipment	(5,000)	(26,135)
Deferred income taxes	134,000	118,000
Changes in operating assets and liabilities:
Accounts receivable	(84,715)	(1,175,724)
Inventories	624,058	(726,233)
Other current assets and prepaid income taxes	(320,611)	(106,338)
Accounts payable	(72,255)	460,603
Accrued wages and salaries	160,519	221,074
Other accrued expenses	(171,741)	(54,780)
Unearned revenue and customer deposits	(125,529)	61,073

Net cash provided by operating activities	2,000,922	1,443,351

Cash flows from investing activities:
Capital expenditures	(1,562,784)	(1,635,189)
Proceeds from the sale of equipment	5,000	26,135
Proceeds from certificates of deposit	5,569,000	3,735,000
Purchases of certificates of deposit	(4,582,000)	(2,739,000)

Net cash used in investing activities	(570,784)	(613,054)

Cash flows from financing activities:
Cash dividends paid	(927,487)	(898,503)

Net cash used in financing activities	(927,487)	(898,503)

Net increase (decrease) in cash and cash equivalents	502,651	(68,206)
Cash and cash equivalents at beginning of period	706,873	1,152,569

Cash and cash equivalents at end of period	$1,209,524	$1,084,363

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$7,265

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2019 (unaudited) and December 31, 2018 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2019 are not necessarily indicative of the results to be expected for the year.

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

4. Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the second quarter of 2019, the Company realized $219,700 related to such a contract and the remaining performance obligation under that contract of $118,300 was recognized as revenue in the third quarter.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of September 30, 2019 and December 31, 2018 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended September 30, 2019:
Automotive	4,698,298	61,298	4,759,596
Non-automotive	2,608,597	820,712	3,429,309

Total net sales	7,306,895	882,010	8,188,905

Three Months Ended September 30, 2018:
Automotive	5,291,033	100,751	5,391,784
Non-automotive	2,645,765	818,500	3,464,265

Total net sales	7,936,798	919,251	8,856,049

Nine Months Ended September 30, 2019:
Automotive	14,296,552	166,713	14,463,265
Non-automotive	8,406,167	2,816,602	11,222,769

Total net sales	22,702,719	2,983,315	25,686,034

Nine Months Ended September 30, 2018:
Automotive	17,225,475	189,656	17,415,131
Non-automotive	8,670,697	2,574,646	11,245,343

Total net sales	25,896,172	2,764,302	28,660,474

The following table presents revenue by segment, further disaggregated by location:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended September 30, 2019:
United States	6,252,110	823,137	7,075,247
Foreign	1,054,785	58,873	1,113,658

Total net sales	7,306,895	882,010	8,188,905

Three Months Ended September 30, 2018:
United States	6,926,372	856,248	7,782,620
Foreign	1,010,426	63,003	1,073,429

Total net sales	7,936,798	919,251	8,856,049

Nine Months Ended September 30, 2019:
United States	19,443,934	2,731,126	22,175,060
Foreign	3,258,785	252,189	3,510,974

Total net sales	22,702,719	2,983,315	25,686,034

Nine Months Ended September 30, 2018:
United States	22,659,279	2,608,197	25,267,476
Foreign	3,236,893	156,105	3,392,998

Total net sales	25,896,172	2,764,302	28,660,474

5. The Company’s effective tax rates were approximately 23.9% and 20.9% for the third quarter of 2019 and 2018, respectively, and 22.5% and 22.4% for the nine months ended September 30, 2019 and 2018, respectively.

The Company’s federal income tax returns for the 2016, 2017 and 2018 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2016, 2017 and 2018 federal income tax returns will expire on September 15, 2020, 2021 and 2022, respectively.

The Company’s state income tax returns for the 2016 through 2018 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2022. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2019	December 31, 2018
Raw material	$2,342,744	$2,798,918
Work-in-process	1,508,728	1,878,977
Finished goods	2,181,861	2,001,496

Inventories, gross	6,033,333	6,679,391
Valuation reserves	(557,000)	(579,000)

Inventories, net	$5,476,333	$6,100,391

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2019:
Net sales	$7,306,895	$882,010	$—	$8,188,905
Depreciation	305,082	32,507	9,742	347,331
Segment operating profit	605,503	336,320	—	941,823
Selling and administrative expenses	—	—	(563,705)	(563,705)
Interest income	—	—	36,679	36,679

Income before income taxes				$414,797

Capital expenditures	267,179	2,576	—	269,755
Segment assets:
Accounts receivable, net	5,174,674	439,348	—	5,614,022
Inventories, net	4,294,760	1,181,573	—	5,476,333
Property, plant and equipment, net	11,126,165	1,715,513	949,254	13,790,932
Other assets	—	—	8,195,043	8,195,043

				$33,076,330

Three Months Ended September 30, 2018:
Net sales	$7,936,798	$919,251	$—	$8,856,049
Depreciation	281,418	28,358	9,869	319,645
Segment operating profit	599,188	297,009	—	896,197
Selling and administrative expenses	—	—	(563,347)	(563,347)
Interest income	—	—	30,899	30,899

Income before income taxes				$363,749

Capital expenditures	813,649	5,489	187,598	1,006,736
Segment assets:
Accounts receivable, net	5,961,946	540,428	—	6,502,374
Inventories, net	4,226,263	1,028,070	—	5,254,333
Property, plant and equipment, net	10,696,801	1,596,585	932,839	13,226,225
Other assets	—	—	8,446,731	8,446,731

				$33,429,663

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Fastener	Assembly Equipment	Other	Consolidated
Nine Months Ended September 30, 2019:
Net sales	$22,702,719	$2,983,315	$—	$25,686,034
Depreciation	907,887	92,884	29,227	1,029,998
Segment operating profit	1,681,703	988,196	—	2,669,899
Selling and administrative expenses	—	—	(1,705,159)	(1,705,159)
Interest income	—	—	108,458	108,458

Income before income taxes				$1,073,198

Capital expenditures	1,307,859	228,900	26,025	1,562,784
Nine Months Ended September 30, 2018:
Net sales	$25,896,172	$2,764,302	$—	$28,660,474
Depreciation	865,677	82,954	24,551	973,182
Segment operating profit	3,006,367	930,570	—	3,936,937
Selling and administrative expenses	—	—	(1,831,926)	(1,831,926)
Interest income	—	—	84,618	84,618

Income before income taxes				$2,189,629

Capital expenditures	1,279,568	36,984	325,902	1,642,454

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2019 were $8,188,905 compared to $8,856,049 in the third quarter of 2018, a decline of $667,144, or 7.5%. As of September 30, 2019, year to date sales totaled $25,686,034 compared to $28,660,474, for the first three quarters of 2018, a decline of $2,974,440, or 10.4%. The decline in net sales in the current year is primarily due to reduced demand for fastener segment parts, especially from automotive customers. Net income for the third quarter of 2019 was $315,797, or $0.32 per share, compared to $287,749, or $0.30 per share, in the third quarter of 2018. Net income for the first three quarters of 2019 was $832,198, or $0.86 per share, compared with $1,698,629, or $1.76 per share, reported in 2018. Net income in the current year has been negatively impacted by the decline in sales as well as the increase in certain production costs.

Fastener segment revenues were $7,306,895 in the third quarter of 2019 compared to $7,936,798 in the year earlier quarter, a decline of $629,903, or 7.9%. For the first three quarters of 2019, fastener segment revenues were $22,702,719 compared to $25,896,172 in 2018, a decline of $3,193,453, or 12.3%. The automotive sector is the primary market for our fastener segment products and while North American light-vehicle production has declined in 2019 compared to the first nine months of 2018, our sales to automotive customers in certain other locations has been particularly weak in the current year due to the global economic slowdown impacting many foreign countries. Fastener segment sales to automotive customers declined $592,735, or 11.2%, in the third quarter and $2,928,923, or 17.0%, in the first three quarters of 2019 compared to the prior year periods. Sales to non-automotive customers have declined a more modest 3.1% in the first three quarters of the current year. Fastener segment gross margins were $1,314,044 in the third quarter of 2019 compared to $1,336,509 in the third quarter of 2018, a decline of $22,465. The decline in gross margin during the quarter was less than the decline in net sales due to the combined effects of improved operating efficiencies and significant reductions in tooling and supplies expenditures as well as lower repair expenses. For the first nine months of 2019, gross margins for the fastener segment were $3,858,277 compared to $5,360,521 in the first nine months of 2018, a decline of $1,502,244. In addition to the negative impact lower sales have had on gross margins, certain production costs in 2019 have been higher than a year earlier. Steel is our primary raw material and on average, steel prices were 7% higher in the first three quarters of 2019 than a year earlier. The impact of higher steel prices was more pronounced in the first half of the year as we were able to obtain more favorable pricing in the third quarter. Labor costs have also risen more than expected in the current year due to the tight labor market.

Assembly equipment segment revenues were $882,010 in the third quarter of 2019 compared to $919,251 in the third quarter of 2018, a decline of $37,241, or 4.1%. Despite the decline in sales during the quarter, gross margins improved from $297,725 to $335,723 due to a more profitable product mix. For the first nine months of 2019, assembly equipment segment sales were $2,983,315 compared to $2,764,302 for the same period in 2018, an increase of $219,013, or 7.9%. For the first three quarters of the year, assembly equipment segment gross margins were $1,001,223 compared to $905,152 in 2018, an increase of $96,071.

Selling and administrative expenses for the third quarter of 2019 were $1,282,149, a decline of $26,735, or 2%, compared to the year earlier quarter total of $1,308,884. The decline was primarily due to a $20,000 reduction in commission expense related to lower sales in the current year quarter. Selling and administrative expenses for the first three quarters of 2019 were $3,931,510 compared to $4,185,571 for the same period of 2018, a reduction of $254,061, or 6.1%. The decline was primarily due to a $121,000 reduction in profit sharing expense related to lower operating profit in the current year and a $103,000 reduction in sales commissions due to lower sales. Selling and administrative expenses as a percentage of net sales for the first nine months of 2019 was 15.3% compared to 14.6% for the first nine months of 2018.

Other Income

Other income in the third quarter of 2019 was $47,179 compared to $38,399 in the third quarter of 2018. Other income for the first three quarters of 2019 was $145,208 compared to $109,527 in the same period of 2018. Other income consists primarily of interest income on certificates of deposit. The increases were primarily due to higher interest rates in the current year compared to the year earlier periods.

Income Tax Expense

The Company’s effective tax rates were 23.9% and 20.9% for the third quarter of 2019 and 2018, respectively, and 22.5% and 22.4% for the nine months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Working capital as of September 30, 2019 amounted to $16.9 million, a decrease of $0.5 million from the beginning of the year. Contributing to that decline were capital expenditures during the current year of $1.6 million, which consisted primarily of equipment used in production activities, and dividends paid of $0.9 million, including three regular quarterly payments of $0.22 per share and an extra dividend of $0.30 per share paid in the first quarter. The net result of these changes and other cash flow items was to leave cash, cash equivalents and certificates of deposit at $7.3 million as of September 30, 2019 compared to $7.8 million at the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

As in the first half of the year, overall results in the third quarter continued to be pressured by reduced demand in the fastener segment, especially from automotive customers. Demand was further negatively impacted by a strike by the United Auto Workers against General Motors which began during September. The impact of the strike will extend into fourth quarter results. Although we have seen some more favorable prices for steel recently, raw material prices are still above year earlier levels and remain a concern as trade disputes persist. In contrast to the fastener segment, our current year assembly equipment segment results have exceeded those of a year earlier and demand for such products remains relatively stable. Given the challenges of the current environment, we will continue to make adjustments to our activities in an effort to improve operational efficiencies as a means of improving operating margins, while seeking to increase sales by developing new customer relationships and building on existing ones in all the markets we serve.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 8, 2019
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2019
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)