Form 10-K
period 2019-12-31
CHICAGO RIVET & MACHINE CO
filed 2020-03-20
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2019 was $22,398,781.

As of March 18, 2020, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2019 (the “2019 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2019

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. Information concerning backlog of orders is not considered material to the understanding of the Company’s business due to relatively short production cycles. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2019, sales to three customers were at least 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 16% and 17% of the Company’s consolidated revenues in 2019 and 2018, respectively. Sales to Parker-Hannifin Corporation and Cooper-Standard Holdings Inc. each accounted for approximately 10% of the Company’s consolidated revenues in 2019 and 2018.

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

At December 31, 2019, the Company employed 217 people.

The Company has no foreign operations. Sales to foreign customers represent approximately 14% of the Company’s total sales.

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

We are dependent on the automotive industry.

Demand for our products is directly related to conditions in the global automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, and consumer spending and preferences. The automotive industry is characterized by fierce competition and has undergone major restructuring in recent years. The impact of evolving technological changes, including a growing emphasis on electric vehicles, as well as any decline in the automotive industry, domestic or foreign, could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on sales to major customers.

Our sales to three customers constituted approximately 36% of our consolidated revenues in 2019. Sales to TI Group Automotive Systems, LLC accounted for approximately 16% of the Company’s consolidated revenues in 2019 and sales to Parker-Hannifin Corporation and Cooper-Standard Holdings Inc. each accounted for approximately 10% of the Company’s consolidated revenues in 2019. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Supply Chain Disruptions.

Many of our customers depend upon intricate just-in-time supply chains. A disruption in a supply chain caused by one or more suppliers, and/or an unrelated supplier, due to part shortages, work stoppages, bankruptcy, raw material shortages, natural disasters, coronavirus, tariffs, etc. could adversely impact our business, or our customers’ business, which could have a material adverse effect on our results of operations and financial condition.

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

Our common stock is traded on the NYSE American (not registered, trading privileges only). The average daily trading volume for our common stock during 2019 was less than 2,000 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B	– Unresolved Staff Comments

None.

ITEM 2 – Properties

The Company’s headquarters is located in Naperville, Illinois. The Company conducts its manufacturing and warehousing operations at three additional facilities. All of these facilities are described below. Each facility is owned by the Company and considered suitable and adequate for its present use. The Company also maintains a small sales and engineering office in Pembroke, Massachusetts in a leased office.

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

ITEM 4 – Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

The names, ages and positions of all executive officers of the Company, as of March 18, 2020, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer	Position	Years an Officer
John A. Morrissey 84	Chairman, Chief Executive Officer	39
Michael J. Bourg 57	President, Chief Operating Officer and Treasurer	21

-

Mr. Morrissey has been Chairman of the Board of Directors of the Company since November 1979, and Chief Executive Officer since August 1981. He has been a director of the Company since 1968. On February 17, 2020, Mr. Morrissey notified the Company of his intention to retire effective May 12, 2020, the date of the Company’s 2020 annual meeting of shareholders.

-

Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE American (trading privileges only, not registered). As of March 5, 2020 there were approximately 140 shareholders of record of such stock.

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

ITEM 6 – Selected Financial Data

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10 (f)(1) of Regulation S-K, we have elected scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 6.

ITEM 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, the price and availability of raw materials, supply chain disruptions, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, information systems disruptions and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Financial results for the first three quarters of 2019 were adversely impacted by slowing global economic growth, especially within the automotive industry, and prolonged trade disputes. We experienced further weakening of demand in the fourth quarter that resulted in sales of $7,186,968 compared to $8,513,775 in the year earlier quarter, a decline of 15.6%. The decline in sales contributed to a net loss of $293,884, or $.30 per share, for the quarter compared to net income of $302,556, or $.31 per share in the fourth quarter of 2018. Full year net sales were $32,873,002 in 2019 compared to $37,174,249 in 2018, a decline of $4,301,247, or 11.6%. Full year net income in 2019 was $538,314, or $.56 per share, compared to $2,001,185, or $2.07 per share, in 2018.

2019 Compared to 2018

Fastener segment revenues were $6,286,948 in the fourth quarter of 2019 compared to $7,816,286 reported in the fourth quarter of 2018, a decline of $1,529,338, or 19.6%. Fastener segment revenues for the full year were

$28,989,667 in 2019 compared to $33,712,458 in 2018, a decline of $4,722,791, or 14.0%. The automotive sector is the primary market for our fastener segment products and while North American light-vehicle production declined modestly in 2019, our sales to automotive customers declined 15.4% during the fourth quarter and 16.6% for the year. Sales to non-automotive customers declined 26.9% in the fourth quarter and 8.9% for the full year after being down only 3.1% after three quarters. The decline in sales was the primary factor impacting gross margins in 2019. For the fourth quarter, the fastener segment gross margins were $794,076 compared to $1,468,690 in the year earlier quarter, a decline of $674,614. For the full year 2019, the fastener segment gross margins were $4,652,353 compared to $6,829,211 in 2018, a decline of $2,176,858.

Assembly equipment segment revenues were $900,020 in the fourth quarter of 2019, an increase of $202,531, or 29.0%, compared to the fourth quarter of 2018 when revenues were $697,489. The increase was due to a greater number of machines shipped in the current year quarter. For the full year 2019, assembly equipment segment revenues were $3,883,335, compared to $3,461,791 reported in 2018, an increase of $421,544, or 12.2%. The year to date increase was more broad-based and included improvements in parts and tool sales in addition to machines. Despite the increase in sales, gross margins declined during the fourth quarter from $171,396 to $90,954 due to the disposal of certain excess inventory items in the current year. For the full year, assembly equipment segment gross margins improved from $1,076,548 to $1,092,177, or 1.5%.

Selling and administrative expenses were $5,252,946 in 2019 compared to $5,503,111 in 2018, a decline of $250,165, or 4.5%. The reduction was primarily due to a $134,000 reduction in commission expense related to lower sales in 2019 and a $103,000 reduction in profit sharing expense related to lower operating profit in 2019. As a percentage of net sales, selling and administrative expenses were 16.0% in 2019 compared to 14.8% in 2018.

Other income was $191,730 in 2019 compared to $153,537 in 2018. Other income is primarily comprised of interest income which increased during the year due to higher interest rates.

The Company’s effective income tax rates were 21.2% and 21.7% in 2019 and 2018, respectively.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends totaling $.88 per share during 2019. In addition, an extra dividend of $.30 per share was paid during the first quarter, bringing the total distribution for the year to $1.18 per share. On February 17, 2020, the Board of Directors declared a regular quarterly dividend of $.22 per share, payable March 20, 2020 to shareholders of record on March 5, 2020. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 86 years.

PROPERTY, PLANT AND EQUIPMENT

Capital expenditures during 2019 totaled $1,802,914. The fastener segment accounted for $1,522,541 of the total, including cold heading and screw machine equipment additions of $567,963, secondary processing equipment of $631,089, quality control equipment additions of $268,468 and $46,066 for general plant equipment. The remainder of the fastener segment additions relate to technology equipment. Assembly equipment segment additions totaled $233,697, primarily for production equipment. Additional investments of $46,676 were made in 2019 for building improvements and office equipment that benefit both operating segments.

Total capital expenditures in 2018 were $2,023,190. Fastener segment additions accounted for $1,635,115 of the total, including $956,739 for cold heading and screw machine equipment, $243,194 for equipment to perform secondary operations on parts and $296,289 for inspection equipment. The remaining $138,893 fastener segment additions consisted of general plant equipment and facilities improvements. Assembly equipment segment additions in 2018 were $49,884 for production equipment. Investments for the benefit of both operating segments, primarily for building improvements, totaled $338,191 during 2018.

Depreciation expense amounted to $1,382,235 in 2019 and $1,308,448 in 2018.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2019 was approximately $16.4 million, a decrease of $1 million from the beginning of the year. The decline was primarily due to reductions in accounts receivable and inventory of $.9 million and $1.1 million, respectively, which was only partially offset by a $.6 million reduction in accounts payable. Inventories were reduced to more normal levels in 2019 after being built up in 2018 in advance of anticipated steel price increases, while accounts receivable declined in 2019 along with sales. The Company’s investing activities in 2019 included capital expenditures of $1.8 million. The only financing activity during 2019 was the payment of approximately $1.1 million in dividends. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $8 million at the end of 2019, an increase of $.2 million.

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

PERSONNEL

On February 17, 2020, John A. Morrissey, Chairman of the Board and Chief Executive Officer, notified the Company of his intention to retire effective May 12, 2020, the date of the Company’s 2020 Annual Meeting of Shareholders.

OUTLOOK FOR 2020

We started 2019 on a cautious note as we experienced a weakening in fastener segment demand from our automotive customers in late 2018. That weakness persisted throughout 2019 and spread to our non-automotive customers in the fourth quarter. While the U.S. auto market exhibited resiliency during 2019, many other parts of the world were markedly weak. Current forecasts for the automotive market expect these conditions to persist in the near-term, leading to a cautious outlook for our fastener segment demand. Results for our assembly equipment segment improved in 2019 compared to 2018, as demand was stable during the year and results included more higher-dollar value specialty machines. As we begin 2020, our machine order backlog trails the year earlier amount in terms of units and dollar value.

Steel is our primary raw material and higher prices brought on by tariffs instituted during 2018 continued to have a negative impact on earnings in 2019. While there has been some easing in prices recently, on average, we experienced slightly higher material costs in 2019 compared to 2018 and costs are significantly higher than two years ago. Labor costs have also increased more than expected as a result of the tight labor market. Domestic economic growth has been slowing which will be a further headwind in the new year. These factors will contribute to a challenging environment for our operations in 2020. This challenging environment could be exacerbated by risks and uncertainties related to the coronavirus pandemic and recent disruption to the financial markets. In anticipation of the challenges ahead, we will continue our efforts to improve operational efficiency as a means of improving margins. We will also continue our efforts to develop new customer relationships and build on existing ones in all the markets we serve by emphasizing our experience, quality and customer service in a very competitive global marketplace.

We continued to make significant investments in our operations in 2019, investing approximately $1.8 million in equipment upgrades in order to improve operating efficiency and enhance product quality. This brings our total investment in facilities and equipment over the last nine years to $17.3 million. Our consistent profitability during that period not only has provided for these investments, but has also allowed us to pay dividends of $8.3 million to shareholders. We expect to continue to make investments in our operations in 2020.

While results in 2019 did not match the success achieved in recent years, our financial condition remains sound. Our recent positive results have been made possible by the conscientious efforts of our dedicated employees, who consistently strive to exceed customer expectations related to quality, service and price. We are grateful for their contributions as well as for the loyalty of our customers and the support of our shareholders.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2019.

Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2020 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” and (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference. The 2020 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2020 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Information about our Executive Officers.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 – Executive Compensation

The information set forth in the Company’s 2020 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Edward L. Chott and John C. Osterman.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2020 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2020 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees – Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2020 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

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

None.

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 17, 2020.

13*	Annual Report to Shareholders for the year ended December 31, 2019.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10-K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL):(1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

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
Michael J. Bourg President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ John A. Morrissey John A. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee	March 20, 2020

/s/ Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee	March 20, 2020

/s/ Edward L. Chott Edward L. Chott	Director, Member of the Audit Committee	March 20, 2020

/s/ Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee	March 20, 2020

/s/ Walter W. Morrissey Walter W. Morrissey	Director, Member of the Executive Committee	March 20, 2020

/s/ John C. Osterman John C. Osterman	Director, Member of the Executive Committee	March 20, 2020

/s/ John L. Showel John L. Showel	Director	March 20, 2020

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Crowe LLP dated March 20, 2020, appearing on pages 4 to 11 of the accompanying 2019 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2019 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2019 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2019 Annual Report)

Consolidated Statements of Income (page 5 of 2019 Annual Report)

Consolidated Statements of Shareholders’ Equity (page 5 of 2019 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2019 Annual Report)

Notes to Consolidated Financial Statements (pages 7, 8, 9, and 10 of 2019 Annual Report)

Report of Independent Registered Public Accounting Firm (page 11 of 2019 Annual Report)