Form 10-Q
period 2020-03-31
CHICAGO RIVET & MACHINE CO
filed 2020-05-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,058,199	$1,429,454
Certificates of deposit	6,076,000	6,574,000
Accounts receivable - Less allowances of $155,000 and $140,000, respectively	5,503,683	4,609,314
Inventories, net	5,178,381	4,951,177
Prepaid income taxes	20,186	58,186
Other current assets	465,417	427,192

Total current assets	18,301,866	18,049,323

Property, Plant and Equipment:
Land and improvements	1,636,749	1,636,749
Buildings and improvements	8,331,804	8,331,804
Production equipment and other	36,576,743	36,408,746

	46,545,296	46,377,299
Less accumulated depreciation	33,040,602	32,703,246

Net property, plant and equipment	13,504,694	13,674,053

Total assets	$31,806,560	$31,723,376

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$929,638	$490,580
Accrued wages and salaries	614,080	629,972
Other accrued expenses	233,406	349,069
Unearned revenue and customer deposits	108,306	152,644

Total current liabilities	1,885,430	1,622,265
Deferred income taxes	919,084	943,084

Total liabilities	2,804,514	2,565,349

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,338,914	31,494,895
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,002,046	29,158,027

Total liabilities and shareholders’ equity	$31,806,560	$31,723,376

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Net sales	$7,576,455	$8,621,678
Cost of goods sold	6,266,028	6,959,915

Gross profit	1,310,427	1,661,763
Selling and administrative expenses	1,285,334	1,342,696

Operating profit	25,093	319,067
Other income	46,475	48,775

Income before income taxes	71,568	367,842
Provision for income taxes	15,000	81,000

Net income	$56,568	$286,842

Per share data, basic and diluted:
Net income per share	$0.06	$0.30

Average common shares outstanding	966,132	966,132

Cash dividends declared per share	$0.22	$0.52

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in		Less Treasury Stock, at Cost
	Shares	Amount	Shares	Amount	Capital	Retained Earnings	Shares	Amount	Total
Balance, December 31, 2019	—	$—	966,132	$1,138,096	$447,134	$31,494,895	171,964	$(3,922,098)	$29,158,027
Net Income						$56,568			$56,568
Dividends Declared ($0.22 per share)						$(212,549)			$(212,549)

Balance, March 31, 2020	—	$—	966,132	$1,138,096	$447,134	$31,338,914	171,964	$(3,922,098)	$29,002,046

Balance, December 31, 2018	—	$—	966,132	$1,138,096	$447,134	$32,096,617	171,964	$(3,922,098)	$29,759,749
Net Income						$286,842			$286,842
Dividends Declared ($0.52 per share)						$(502,389)			$(502,389)

Balance, March 31, 2019	—	$—	966,132	$1,138,096	$447,134	$31,881,070	171,964	$(3,922,098)	$29,544,202

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net income	$56,568	$286,842
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	337,356	336,389
Gain on disposal of equipment	—	(5,000)
Deferred income taxes	(24,000)	24,000
Changes in operating assets and liabilities:
Accounts receivable	(894,369)	(425,167)
Inventories	(227,204)	(732,068)
Other current assets	(225)	82,154
Accounts payable	437,728	53,396
Accrued wages and salaries	(15,892)	(18,544)
Other accrued expenses	(115,663)	(236,101)
Unearned revenue and customer deposits	(44,338)	(46,040)

Net cash used in operating activities	(490,039)	(680,139)

Cash flows from investing activities:
Capital expenditures	(166,667)	(906,132)
Proceeds from the sale of equipment	—	5,000
Proceeds from certificates of deposit	2,241,000	3,577,000
Purchases of certificates of deposit	(1,743,000)	(1,594,000)

Net cash provided by investing activities	331,333	1,081,868

Cash flows from financing activities:
Cash dividends paid	(212,549)	(502,389)

Net cash used in financing activities	(212,549)	(502,389)

Net decrease in cash and cash equivalents	(371,255)	(100,660)
Cash and cash equivalents at beginning of period	1,429,454	706,873

Cash and cash equivalents at end of period	$1,058,199	$606,213

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$1,330	$—

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2020 (unaudited) and December 31, 2019 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the year.

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

4. Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the first quarter of 2020, the Company had no such contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of March 31, 2020 and December 31, 2019 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended March 31, 2020:
Automotive	4,413,737	33,459	4,447,196
Non-automotive	2,323,660	805,599	3,129,259

Total net sales	6,737,397	839,058	7,576,455

Three Months Ended March 31, 2019:
Automotive	4,718,215	41,766	4,759,981
Non-automotive	2,860,905	1,000,792	3,861,697

Total net sales	7,579,120	1,042,558	8,621,678

The following table presents revenue by segment, further disaggregated by location:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended March 31, 2020:
United States	5,740,925	748,486	6,489,411
Foreign	996,472	90,572	1,087,044

Total net sales	6,737,397	839,058	7,576,455

Three Months Ended March 31, 2019:
United States	6,581,338	956,310	7,537,648
Foreign	997,782	86,248	1,084,030

Total net sales	7,579,120	1,042,558	8,621,678

5. The Company’s effective tax rates were approximately 21.0% and 22.0% for the first quarter of 2020 and 2019, respectively.

The Company’s federal income tax returns for the 2016 through 2019 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2016 through 2019 federal income tax returns will expire on September 15, 2020 through 2023, respectively.

The Company’s state income tax returns for the 2016 through 2019 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2023. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2020	December 31, 2019
Raw material	$2,315,729	$2,337,278
Work-in-process	1,341,053	1,201,099
Finished goods	2,008,599	1,869,800

Inventories, gross	5,665,381	5,408,177
Valuation reserves	(487,000)	(457,000)

Inventories, net	$5,178,381	$4,951,177

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended March 31, 2020:
Net sales	$6,737,397	$839,058	$—	$7,576,455
Depreciation	296,110	32,869	8,377	337,356
Segment operating profit	404,018	184,571	—	588,589
Selling and administrative expenses	—	—	(550,896)	(550,896)
Interest income	—	—	33,875	33,875

Income before income taxes				$71,568

Capital expenditures	167,997	—	—	167,997
Segment assets:
Accounts receivable, net	5,106,941	396,742	—	5,503,683
Inventories, net	4,195,183	983,198	—	5,178,381
Property, plant and equipment, net	10,919,327	1,653,895	931,472	13,504,694
Other assets	—	—	7,619,802	7,619,802

				$31,806,560

Three Months Ended March 31, 2019:
Net sales	$7,579,120	$1,042,558	$—	$8,621,678
Depreciation	297,723	28,924	9,742	336,389
Segment operating profit	588,895	336,074	—	924,969
Selling and administrative expenses	—	—	(593,402)	(593,402)
Interest income	—	—	36,275	36,275

Income before income taxes				$367,842

Capital expenditures	756,107	124,000	26,025	906,132
Segment assets:
Accounts receivable, net	5,500,631	453,843	—	5,954,474
Inventories, net	5,831,166	1,001,293	—	6,832,459
Property, plant and equipment, net	11,184,576	1,674,573	968,740	13,827,889
Other assets	—	—	6,192,967	6,192,967

				$32,807,789

8. Subsequent Events—In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the virus and the evolving response domestically and internationally to combat it have had an increasingly negative impact on the global economy, including the automotive industry upon which we rely for sales. Beginning in March, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to prevent the spread of the coronavirus. Similar measures also took place in certain foreign markets we serve. As a result, our operations and the operations of our customers and suppliers have been adversely affected. Since some of our customers are classified as essential businesses and have been able to continue to operate, we have been able to continue our operations, but at a significantly reduced level, in order to service those customers during these shut-down orders. We have taken measures to reduce expenses and conserve capital, given the rapidly changing business environment and heightened degree of uncertainty resulting from COVID-19 and its related effects. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown how long the COVID-19 restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter of 2020 were $7,576,455 compared to $8,621,678 in the first quarter of 2019, a decline of $1,045,223, or 12.1%. The decline was primarily due to reduced demand for fastener segment parts, especially from automotive customers as the impact of the coronavirus pandemic (“COVID-19”) took hold. The lower sales resulted in net income of $56,568, or $0.06 per share, in the first quarter of this year compared to $286,842, or $0.30 per share, in the first quarter of 2019. During the quarter, a regular quarterly dividend of $0.22 per share was paid.

Fastener segment revenues were $6,737,397 in the first quarter of 2020 compared to $7,579,120 in the first quarter of 2019, a decline of $841,723, or 11.1%. The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $4,413,737 in the first quarter this year compared to $4,718,215 in the first quarter of 2019, a decline of $304,478, or 6.5%. This compares favorably to the first quarter decline in U.S. light-vehicle sales of 12.5%. Fastener segment sales to non-automotive customers were $2,323,660 in the first quarter of this year compared to $2,860,905 in the first quarter of 2019, a decline of $537,245 or 18.8%. The rapid spread of the coronavirus pandemic was the primary factor in the lower sales reported in the first quarter as nearly all the markets we serve were negatively impacted. Fastener segment production costs in the first quarter were lower than a year earlier, with variable costs remaining consistent as a percentage of net sales with the first quarter of 2019, however, our fixed production costs were little changed which resulted in lower segment gross margins due to the lower level of sales. Fastener segment gross margins were $1,091,951 in the first quarter of 2020 compared to $1,325,186 in the first quarter of 2019, a reduction of $233,235.

Assembly equipment segment revenues were $839,058 in the first quarter of 2020 compared to $1,042,558 in the first quarter of 2019, a decline of $203,500, or 19.5%. The lower sales in the current year is primarily due to fewer machines being shipped compared to the comparable year earlier quarter as the combination of a slowing economy and the coronavirus pandemic resulted in reduced demand. The decline in net sales contributed to a $118,101 decrease in segment gross margin from $336,577 in 2019 to $218,476 in 2020.

Selling and administrative expenses during the first quarter of 2020 were $1,285,334 compared to $1,342,696 recorded in the first quarter of 2019, a decrease of $57,362, or 4.3%. The decline was primarily due to a $20,000 reduction in profit sharing expense related to lower operating profit in the current year quarter and a $17,000 reduction in sales commissions due to the drop in net sales. Compared to net sales, selling and administrative expenses were 17.0% in the first quarter of 2020 compared to 15.6% in the first quarter of 2019.

Other Income

Other income in the first quarter of 2020 was $46,475 compared to $48,775 in the first quarter of 2019. The decrease is primarily related to a reduction in interest income on certificates of deposit due to lower interest rates in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 21.0% and 22.0% for the first quarter of 2020 and 2019, respectively.

Liquidity and Capital Resources

Working capital amounted to approximately $16.4 million as of March 31, 2020, relatively unchanged from the beginning of the year. During the quarter, accounts receivable increased by $0.9 million due to the greater sales activity during the quarter compared to the fourth quarter of 2019. Partially offsetting this change was a $0.4 million increase in accounts payable since the beginning of the year related to the greater level of operating activity during the first quarter. Other items impacting working capital in the first quarter were capital expenditures of $0.2 million, which consisted of equipment used in fastener production activities, and dividends paid of $0.2 million. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $7.1 million as of March 31, 2020 compared to $8.0 million as of the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our operations. Results for the first quarter were negatively impacted by the widening spread of COVID-19 and the resultant measures taken by governments domestically and internationally to combat this threat. During the first quarter, various states issued executive orders which temporarily closed businesses deemed non-essential as the coronavirus outbreak spread. Similar measures also took place in certain foreign markets we serve. As a result, our operations and the operations of our customers and suppliers have been adversely affected. Since some of our customers are classified as essential businesses and have been able to continue to operate, we have been able to continue our operations, but at a significantly reduced level, in order to service those customers during these shut-down orders. To ensure the safety of our own employees during this unprecedented crisis, we have reduced personnel in our facilities in order to practice social distancing protocols and are following other safety practices recommended by the Centers for Disease Control. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown how long the COVID-19 restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

Forward-Looking Statements

This discussion contains certain “forward-looking statements” which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include, those disclosed under “Risk Factors” in our Annual Report on Form 10-K and in the other filings we make with the United States Securities and Exchange Commission. These factors, include among other things: risk related to the COVID-19 pandemic and its related adverse effects, conditions in the domestic automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, the price and availability of raw materials, supply chain disruptions, labor relations issues, losses related to product liability, warranty and recall claims, costs relating to environmental laws and regulations, information systems disruptions, the loss of the services of our key employees and difficulties in achieving cost savings. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

CHICAGO RIVET & MACHINE CO.

Item 1A. Risk Factors

There have been no material changes in risk factors from those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than the addition of the following risk factor regarding the recent coronavirus outbreak:

The recent coronavirus outbreak is having, and is expected to have, an adverse effect on us.

In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the virus and the evolving response domestically and internationally to combat it have had an increasingly negative impact on the global economy, including the automotive industry upon which we rely for sales. During the first quarter, various states issued executive orders which temporarily closed businesses deemed non-essential as the coronavirus outbreak spread. Similar measures also took place in certain foreign markets we serve. As a result, our operations and the operations of our customers and suppliers have been adversely affected. Since some of our customers are classified as essential businesses and have been able to continue to operate, we have been able to continue our operations, but at a significantly reduced level. As we cannot predict the duration or scope of the COVID-19 pandemic or its broader impact on the global economy, including the demand for automobiles, it is unknown how long COVID-19 related restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

Additionally, the impacts described above and other impacts of the COVID-19 pandemic and responses to it may substantially increase the risk to us from other risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 8, 2020
/s/ John A. Morrissey
John A. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)