Form 10-Q
period 2020-06-30
CHICAGO RIVET & MACHINE CO
filed 2020-08-07
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	June 30, 2020	December 31 2019,
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$1,258,864	$1,429,454
Certificates of deposit	6,823,000	6,574,000
Accounts receivable—Less allowances of $160,000 and $140,000, respectively	3,557,637	4,609,314
Inventories, net	4,745,786	4,951,177
Prepaid income taxes	316,186	58,186
Other current assets	461,779	427,192

Total current assets	17,163,252	18,049,323

Property, Plant and Equipment:
Land and improvements	1,636,749	1,636,749
Buildings and improvements	8,341,461	8,331,804
Production equipment and other	36,654,440	36,408,746

	46,632,650	46,377,299
Less accumulated depreciation	33,379,382	32,703,246

Net property, plant and equipment	13,253,268	13,674,053

Total assets	$30,416,520	$31,723,376

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	June 30, 2020	December 31, 2019
Liabilities and Shareholders’ Equity	(Unaudited)
Current Liabilities:
Accounts payable	$345,179	$490,580
Accrued wages and salaries	749,513	629,972
Other accrued expenses	222,205	349,069
Unearned revenue and customer deposits	79,621	152,644

Total current liabilities	1,396,518	1,622,265
Deferred income taxes	894,084	943,084

Total liabilities	2,290,602	2,565,349

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	30,462,786	31,494,895
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	28,125,918	29,158,027

Total liabilities and shareholders’ equity	$30,416,520	$31,723,376

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$4,103,520	$8,875,451	$11,679,975	$17,497,129
Cost of goods sold	4,033,370	7,327,481	10,299,398	14,287,396

Gross profit	70,150	1,547,970	1,380,577	3,209,733
Selling and administrative expenses	1,214,423	1,306,665	2,499,757	2,649,361

Operating profit (loss)	(1,144,273)	241,305	(1,119,180)	560,372
Other income	43,757	49,254	90,232	98,029

Income (loss) before income taxes	(1,100,516)	290,559	(1,028,948)	658,401
Provision (benefit) for income taxes	(321,000)	61,000	(306,000)	142,000

Net income (loss)	$(779,516)	$229,559	$(722,948)	$516,401

Per share data, basic and diluted:
Net income (loss) per share	$(0.81)	$0.24	$(0.75)	$0.54

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.10	$0.22	$0.32	$0.74

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Preferred	Common Stock		Additional Paid- in	Retained Earnings	Treasury Stock, at Cost		Total
	Stock	Shares	Amount	Capital		Shares	Amount
Balance, December 31, 2019	$—	966,132	$1,138,096	$447,134	$31,494,895	171,964	$ (3,922,098)	$29,158,027
Net income					$56,568			$56,568
Dividends declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, March 31, 2020	$—	966,132	$1,138,096	$447,134	$31,338,914	171,964	$(3,922,098)	$29,002,046
Net income (loss)					$(779,516)			$(779,516)
Dividends declared ($0.10 per share)					$(96,612)			$(96,612)

Balance, June 30, 2020	$—	966,132	$1,138,096	$447,134	$30,462,786	171,964	$(3,922,098)	$28,125,918

Balance, December 31, 2018	$—	966,132	$1,138,096	$447,134	$32,096,617	171,964	$(3,922,098)	$29,759,749
Net income					$286,842			$286,842
Dividends declared ($0.52 per share)					$(502,389)			$(502,389)

Balance, March 31, 2019	$—	966,132	$1,138,096	$447,134	$31,881,070	171,964	$(3,922,098)	$29,544,202
Net income					$229,559			$229,559
Dividends declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, June 30, 2019	$—	966,132	$1,138,096	$447,134	$31,898,080	171,964	$(3,922,098)	$29,561,212

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(722,948)	$516,401
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	676,137	682,667
Gain on disposal of equipment	—	(5,000)
Deferred income taxes	(49,000)	78,000
Changes in operating assets and liabilities:
Accounts receivable	1,051,677	(258,048)
Inventories	205,391	1,568
Other current assets and prepaid income taxes	(292,587)	72,115
Accounts payable	(145,401)	(265,603)
Accrued wages and salaries	119,541	261,219
Other accrued expenses	(126,864)	(195,368)
Unearned revenue and customer deposits	(73,023)	(178,075)

Net cash provided by operating activities	642,923	709,876

Cash flows from investing activities:
Capital expenditures	(255,352)	(1,283,736)
Proceeds from the sale of equipment	—	5,000
Proceeds from certificates of deposit	3,486,000	4,324,000
Purchases of certificates of deposit	(3,735,000)	(2,839,000)

Net cash (used in) provided by investing activities	(504,352)	206,264

Cash flows from financing activities:
Cash dividends paid	(309,161)	(714,938)

Net cash used in financing activities	(309,161)	(714,938)

Net (decrease) increase in cash and cash equivalents	(170,590)	201,202
Cash and cash equivalents at beginning of period	1,429,454	706,873

Cash and cash equivalents at end of period	$1,258,864	$908,075

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$9,293

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2020 (unaudited) and December 31, 2019 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six-month period ending June 30, 2020 are not necessarily indicative of the results to be expected for the year.

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

4. Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the second quarter of 2020, the Company had no such contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of June 30, 2020 and December 31, 2019 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended June 30, 2020:
Automotive	1,577,488	38,250	1,615,738
Non-automotive	1,936,254	551,528	2,487,782

Total net sales	3,513,742	589,778	4,103,520

Three Months Ended June 30, 2019:
Automotive	4,880,038	63,650	4,943,688
Non-automotive	2,936,666	995,097	3,931,763

Total net sales	7,816,704	1,058,747	8,875,451

Six Months Ended June 30, 2020:
Automotive	5,991,225	71,709	6,062,934
Non-automotive	4,259,914	1,357,127	5,617,041

Total net sales	10,251,139	1,428,836	11,679,975

Six Months Ended June 30, 2019:
Automotive	9,598,254	105,415	9,703,669
Non-automotive	5,797,570	1,995,890	7,793,460

Total net sales	15,395,824	2,101,305	17,497,129

The following table presents revenue by segment, further disaggregated by location:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended June 30, 2020:
United States	3,070,643	539,141	3,609,784
Foreign	443,099	50,637	493,736

Total net sales	3,513,742	589,778	4,103,520

Three Months Ended June 30, 2019:
United States	6,612,996	951,679	7,564,675
Foreign	1,203,708	107,068	1,310,776

Total net sales	7,816,704	1,058,747	8,875,451

Six Months Ended June 30, 2020:
United States	8,811,569	1,287,627	10,099,196
Foreign	1,439,570	141,209	1,580,779

Total net sales	10,251,139	1,428,836	11,679,975

Six Months Ended June 30, 2019:
United States	13,194,334	1,907,989	15,102,323
Foreign	2,201,490	193,316	2,394,806

Total net sales	15,395,824	2,101,305	17,497,129

5. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises. As a result, the Company’s effective tax rate was approximately (29.2)% for the second quarter of 2020 compared to 21% for the second quarter of 2019. The Company’s effective tax rate was (29.7)% and 21.6% for the six months ended June 30, 2020 and 2019, respectively.

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

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	June 30, 2020	December 31, 2019
Raw material	$2,315,730	$2,337,278
Work-in-process	1,091,787	1,201,099
Finished goods	1,865,269	1,869,800

Inventories, gross	5,272,786	5,408,177
Valuation reserves	(527,000)	(457,000)

Inventories, net	$4,745,786	$4,951,177

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended June 30, 2020:
Net sales	$3,513,742	$589,778	$—	$4,103,520
Depreciation	297,534	32,869	8,378	338,781
Segment operating profit (loss)	(653,510)	31,010	—	(622,500)
Selling and administrative expenses	—	—	(503,340)	(503,340)
Interest income	—	—	25,324	25,324

Income (loss) before income taxes				$(1,100,516)

Capital expenditures	29,545	—	57,810	87,355
Segment assets:
Accounts receivable, net	3,327,037	230,600	—	3,557,637
Inventories, net	3,782,622	963,164	—	4,745,786
Property, plant and equipment, net	10,651,338	1,621,026	980,904	13,253,268
Other assets	—	—	8,859,829	8,859,829

				$30,416,520

Three Months Ended June 30, 2019:
Net sales	$7,816,704	$1,058,747	$—	$8,875,451
Depreciation	305,082	31,453	9,743	346,278
Segment operating profit	487,305	315,802	—	803,107
Selling and administrative expenses	—	—	(548,052)	(548,052)
Interest income	—	—	35,504	35,504

Income before income taxes				$290,559

Capital expenditures	284,573	102,324	—	386,897
Segment assets:
Accounts receivable, net	5,426,139	361,216	—	5,787,355
Inventories, net	4,996,608	1,102,215	—	6,098,823
Property, plant and equipment, net	11,164,067	1,745,444	958,997	13,868,508
Other assets	—	—	7,002,868	7,002,868

				$32,757,554

		Assembly
	Fastener	Equipment	Other	Consolidated
Six Months Ended June 30, 2020:
Net sales	$10,251,139	$1,428,836	$—	$11,679,975
Depreciation	593,644	65,738	16,755	676,137
Segment operating profit (loss)	(249,492)	215,581	—	(33,911)
Selling and administrative expenses	—	—	(1,054,236)	(1,054,236)
Interest income	—	—	59,199	59,199

Income (loss) before income taxes				$(1,028,948)

Capital expenditures	197,542	—	57,810	255,352
Six Months Ended June 30, 2019:
Net sales	$15,395,824	$2,101,305	$—	$17,497,129
Depreciation	602,805	60,377	19,485	682,667
Segment operating profit	1,076,200	651,876	—	1,728,076
Selling and administrative expenses	—	—	(1,141,454)	(1,141,454)
Interest income	—	—	71,779	71,779

Income before income taxes				$658,401

Capital expenditures	1,040,680	226,324	26,025	1,293,029

8. COVID-19—In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the virus and the evolving response domestically and internationally to combat it have had a significant negative impact on the global economy, including the automotive industry upon which we rely for sales. Beginning in March, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to prevent the spread of the coronavirus. Similar measures also took place in foreign markets we serve. As a result, our operations and the operations of our customers and suppliers have been adversely affected. Since some of our customers are classified as essential businesses and were allowed to continue to operate during this period, we were able to continue our operations, but at a significantly reduced level, in order to service those customers. Our automotive customers were particularly affected, as much of the sector was idled for an extended period of time during the second quarter due to employee safety concerns. While most shut-down orders were lifted late in the second quarter, various work-related restrictions remain in place. Due to the rapidly changing business environment and heightened degree of uncertainty resulting from COVID-19, we have taken measures to reduce expenses and conserve capital during this period, including reduced work schedules, delayed capital expenditures and a reduction in dividend payments. We have seen improved demand since government-imposed restrictions were relaxed, however the timing of any broad economic recovery is uncertain and will likely be tied to the course of the pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown how long the COVID-19 restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the second quarter of 2020 were $4,103,520 compared to $8,875,451 in the second quarter of 2019, a decline of $4,771,931, or 53.8%, as the impact of government-mandated business closures due to the novel coronavirus (“COVID-19”) pandemic severely limited demand for our products. For the first half of 2020, net sales totaled $11,679,975 compared to $17,497,129 in the first half of 2019, a decline of $5,817,154, or 33.2%. Although we acted swiftly to reduce expenses in response to the sudden drop in demand, cost reductions were not sufficient to offset the effects of the decline in sales. The result was a net loss for the second quarter of 2020 of $779,516, or $0.81 per share, compared to net income of $229,559, or $0.24 per share, in the second quarter of 2019. The net loss for the first half of 2020 was $722,948, or $0.75 per share, compared to net income of $516,401, or $0.54 per share, in the first half of 2019.

Fastener segment revenues were $3,513,742 in the second quarter of 2020 compared to $7,816,704 reported in the second quarter of 2019, a decline of $4,302,962, or 55.0%. For the first six months of 2020, fastener segment revenues were $10,251,139 compared to $15,395,824 in the first half of 2019, a decline of $5,144,685, or 33.4%. The automotive sector is the primary market for our fastener segment products and much of that sector was idled for an extended period of time during the second quarter due to the COVID-19 pandemic. As a result, fastener segment sales to automotive customers declined $3,302,550, or 67.7%, in the second quarter and $3,607,029, or 37.6%, in the first half of 2020 compared to the prior year periods. Although some of our non-automotive customers were allowed to remain open during the second quarter as essential businesses, sales to non-automotive customers also experienced significant reductions and declined $1,000,412, or 34.1%, in the second quarter and $1,537,656, or 26.5%, in the first half of the current year compared to the prior year periods. In response to the reduced demand for our products, we have taken steps to reduce expenses where practicable, including reductions in staffing and work schedules. Even though we reduced all major categories of manufacturing costs, these savings did not fully offset the decline in sales volume, resulting in a $1,259,211 reduction in fastener segment gross margin in the second quarter and a $1,492,445 reduction in the year to date amount, compared to the year earlier periods

Assembly equipment segment revenues were $589,778 in the second quarter of 2020 compared to $1,058,747 in the second quarter of 2019, a decline of $468,969, or 44.3%. For the first half of 2020, assembly equipment revenues were $1,428,836 compared to $2,101,305 for the first half of 2019, a decline of $672,469, or 32.0%. The decline in sales during the second quarter and the year to date was primarily due to the broad effects of the COVID-19 pandemic, but also due to the inclusion of certain high-dollar value machine orders in the second quarter of 2019. The reduction in revenue was the primary cause of the decline in assembly equipment segment gross margins to $110,314 in the second quarter of 2020 from $328,923 in the second quarter of 2019. For the first half of the year, gross margins were $328,789 compared to $665,500 in 2019, a decline of $336,711.

Selling and administrative expenses for the second quarter of 2020 were $1,214,423, a decline of $92,242, or 7.1%, compared with the year earlier quarter total of $1,306,665. The decline was primarily due to a $100,000 reduction in sales commissions due to lower sales and reductions of $30,000 and $25,000 related to salaries and outside services, respectively, during the quarter. These reductions were partially offset by a $53,000 increase in consulting fees related to an ERP system update. The net difference was related to various smaller items. For the first six months of 2020, selling and administrative expenses were $2,499,757 compared to $2,649,361 in 2019, a decline of $149,604, or 5.6%. As in the second quarter, expenditures for the first half of 2020 were lower primarily due to a reduction in commissions of approximately $117,000 and reductions of $40,000 and $30,000 related to salaries and outside services, respectively. These reductions were partially offset by a $44,000 increase in consulting expense. Various smaller items made up the remaining difference. Selling and administrative expenses as a percentage of net sales for the first half of 2020 were 21.4% compared to 15.1% in the first half of 2019.

Other Income

Other income in the second quarter of 2020 was $43,757, compared to $49,254 in the second quarter of 2019. Other income for the first six months of 2020 was $90,232, compared to $98,029 in the first six months of 2019. The declines were primarily due to a reduction in interest income on certificates of deposit due to lower interest rates in the current year.

Income Tax Expense

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises. As a result, the Company’s effective tax rate was approximately (29.2)% for the second quarter of 2020 compared to 21% for the second quarter of 2019. The Company’s effective tax rate was (29.7)% and 21.6% for the six months ended June 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Working capital at June 30, 2020 was $15.8 million, a decrease of $0.7 million from the beginning of the year. The decline was primarily due to a $1.1 million drop in accounts receivable due to the severe decline in sales during the second quarter. Due to the uncertain outlook, the quarterly dividend was reduced from $0.22 per share to $0.10 per share in the second quarter and capital expenditures were reduced to $255,352 for the first half of 2020 from $1,283,736 in the first half of 2019, in order to conserve cash. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $8.1 million as of June 30, 2020 compared to $8 million at the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

COVID-19

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our operations. Results for the second quarter and the first half of 2020 were negatively impacted by the widening spread of COVID-19 and the resultant measures taken domestically and internationally to combat this threat. During the first quarter, various states and foreign governments issued orders which temporarily closed businesses deemed non-essential as the coronavirus outbreak spread. These government-mandated closures extended well into the second quarter and resulted in a dramatic reduction in our revenues. As a result, our operations and the operations of our customers and suppliers have been adversely affected. Since some of our customers are classified as essential businesses and were able to continue to operate during these closures, we were able to continue our operations, but at a significantly reduced level, in order to service those customers. To ensure the safety of our own employees during this unprecedented crisis, we have reduced personnel in our facilities and adjusted work schedules in order to practice social distancing protocols and are following other safety practices recommended by the Centers for Disease Control. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown how long the COVID-19 restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

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

101

Interactive Data File. Includes the following financial and related information from

Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 7, 2020
/s/ Walter W. Morrissey
Walter W. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)