Form 10-Q
period 2020-09-30
CHICAGO RIVET & MACHINE CO
filed 2020-11-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2020, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$997,831	$1,429,454
Certificates of deposit	6,476,000	6,574,000
Accounts receivable—Less allowances of $160,000 and $140,000, respectively	5,346,916	4,609,314
Inventories, net	4,944,806	4,951,177
Prepaid income taxes	188,186	58,186
Other current assets	446,554	427,192

Total current assets	18,400,293	18,049,323

Property, Plant and Equipment:
Land and improvements	1,636,749	1,636,749
Buildings and improvements	8,341,461	8,331,804
Production equipment and other	36,685,324	36,408,746

	46,663,534	46,377,299
Less accumulated depreciation	33,628,740	32,703,246

Net property, plant and equipment	13,034,794	13,674,053

Total assets	$31,435,087	$31,723,376

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	September 30, 2020	December 31, 2019

Liabilities and Shareholders’ Equity	(Unaudited)
Current Liabilities:
Accounts payable	$898,714	$490,580
Accrued wages and salaries	945,133	629,972
Other accrued expenses	264,424	349,069
Unearned revenue and customer deposits	117,293	152,644

Total current liabilities	2,225,564	1,622,265
Deferred income taxes	871,084	943,084

Total liabilities	3,096,648	2,565,349

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	30,675,307	31,494,895
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	28,338,439	29,158,027

Total liabilities and shareholders’ equity	$31,435,087	$31,723,376

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$7,645,259	$8,188,905	$19,325,234	$25,686,034
Cost of goods sold	6,004,766	6,539,138	16,304,164	20,826,534

Gross profit	1,640,493	1,649,767	3,021,070	4,859,500
Selling and administrative expenses	1,258,995	1,282,149	3,758,752	3,931,510

Operating profit (loss)	381,498	367,618	(737,682)	927,990
Other income	32,637	47,179	122,869	145,208

Income (loss) before income taxes	414,135	414,797	(614,813)	1,073,198
Provision (benefit) for income taxes	105,000	99,000	(201,000)	241,000

Net income (loss)	$309,135	$315,797	$(413,813)	$832,198

Per share data, basic and diluted:
Net income (loss) per share	$0.32	$0.32	$(0.43)	$0.86

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.10	$0.22	$0.42	$0.96

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Preferred	Common Stock		Additional Paid-	Retained Earnings	Treasury Stock, at Cost
	Stock	Shares	Amount	in Capital		Shares	Amount	Total
Balance, December 31, 2019	$—	966,132	$1,138,096	$447,134	$31,494,895	171,964	$(3,922,098)	$29,158,027
Net income					$56,568			$56,568
Dividends declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, March 31, 2020	$—	966,132	$1,138,096	$447,134	$31,338,914	171,964	$(3,922,098)	$29,002,046
Net loss					$(779,516)			$(779,516)
Dividends declared ($0.10 per share)					$(96,612)			$(96,612)

Balance, June 30, 2020	$—	966,132	$1,138,096	$447,134	$30,462,786	171,964	$(3,922,098)	$28,125,918
Net income					$309,135			$309,135
Dividends declared ($0.10 per share)					$(96,614)			$(96,614)
Balance, September 30, 2020	$—	966,132	$1,138,096	$447,134	$30,675,307	171,964	$(3,922,098)	$28,338,439

Balance, December 31, 2018	$—	966,132	$1,138,096	$447,134	$32,096,617	171,964	$(3,922,098)	$29,759,749
Net income					$286,842			$286,842
Dividends declared ($0.52 per share)					$(502,389)			$(502,389)

Balance, March 31, 2019	$—	966,132	$1,138,096	$447,134	$31,881,070	171,964	$(3,922,098)	$29,544,202
Net income					$229,559			$229,559
Dividends declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, June 30, 2019	$—	966,132	$1,138,096	$447,134	$31,898,080	171,964	$(3,922,098)	$29,561,212
Net income					$315,797			$315,797
Dividends declared ($0.22 per share)					$(212,549)			$(212,549)

Balance, September 30, 2019	$—	966,132	$1,138,096	$447,134	$32,001,328	171,964	$(3,922,098)	$29,664,460

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(413,813)	$832,198
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,014,916	1,029,998
Gain on disposal of equipment	—	(5,000)
Deferred income taxes	(72,000)	134,000
Changes in operating assets and liabilities:
Accounts receivable	(737,602)	(84,715)
Inventories	6,371	624,058
Other current assets and prepaid income taxes	(149,362)	(320,611)
Accounts payable	408,134	(72,255)
Accrued wages and salaries	315,161	160,519
Other accrued expenses	(84,645)	(171,741)
Unearned revenue and customer deposits	(35,351)	(125,529)

Net cash provided by operating activities	251,809	2,000,922

Cash flows from investing activities:
Capital expenditures	(375,657)	(1,562,784)
Proceeds from the sale of equipment	—	5,000
Proceeds from certificates of deposit	4,831,000	5,569,000
Purchases of certificates of deposit	(4,733,000)	(4,582,000)

Net cash used in investing activities	(277,657)	(570,784)

Cash flows from financing activities:
Cash dividends paid	(405,775)	(927,487)

Net cash used in financing activities	(405,775)	(927,487)

Net (decrease) increase in cash and cash equivalents	(431,623)	502,651
Cash and cash equivalents at beginning of period	1,429,454	706,873

Cash and cash equivalents at end of period	$997,831	$1,209,524

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2020 (unaudited) and December 31, 2019 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine-month period ending September 30, 2020 are not necessarily indicative of the results to be expected for the year.

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

4. Revenue— The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During 2020, the Company has had no such contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of September 30, 2020 and December 31, 2019 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended September 30, 2020:
Automotive	4,660,451	34,687	4,695,138
Non-automotive	2,363,965	586,156	2,950,121

Total net sales	7,024,416	620,843	7,645,259

Three Months Ended September 30, 2019:
Automotive	4,698,298	61,298	4,759,596
Non-automotive	2,608,597	820,712	3,429,309

Total net sales	7,306,895	882,010	8,188,905

Nine Months Ended September 30, 2020:
Automotive	10,653,621	107,476	10,761,097
Non-automotive	6,621,934	1,942,203	8,564,137

Total net sales	17,275,555	2,049,679	19,325,234

Nine Months Ended September 30, 2019:
Automotive	14,296,552	166,713	14,463,265
Non-automotive	8,406,167	2,816,602	11,222,769

Total net sales	22,702,719	2,983,315	25,686,034

The following table presents revenue by segment, further disaggregated by location:

		Assembly
	Fastener	Equipment	Consolidated
Three Months Ended September 30, 2020:
United States	5,909,756	603,858	6,513,614
Foreign	1,114,660	16,985	1,131,645

Total net sales	7,024,416	620,843	7,645,259

Three Months Ended September 30, 2019:
United States	6,252,110	823,137	7,075,247
Foreign	1,054,785	58,873	1,113,658

Total net sales	7,306,895	882,010	8,188,905

Nine Months Ended September 30, 2020:
United States	14,721,327	1,891,485	16,612,812
Foreign	2,554,228	158,194	2,712,422

Total net sales	17,275,555	2,049,679	19,325,234

Nine Months Ended September 30, 2019:
United States	19,443,934	2,731,126	22,175,060
Foreign	3,258,785	252,189	3,510,974

Total net sales	22,702,719	2,983,315	25,686,034

5. The Company’s effective tax rates were approximately 25.4% and 23.9% for the third quarter of 2020 and 2019, respectively. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises. As a result, the Company’s effective tax rate was approximately (32.7)% for the nine months ended September 30, 2020 compared to 22.5% for the nine months ended September 30, 2019.

The Company’s federal income tax returns for the 2017, 2018 and 2019 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2017, 2018 and 2019 federal income tax returns will expire on September 15, 2021, 2022 and 2023, respectively.

The Company’s state income tax returns for the 2017 through 2019 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2023. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	September 30, 2020	December 31, 2019
Raw material	$2,067,234	$2,337,278
Work-in-process	1,500,319	1,201,099
Finished goods	1,913,253	1,869,800

Inventories, gross	5,480,806	5,408,177
Valuation reserves	(536,000)	(457,000)

Inventories, net	$4,944,806	$4,951,177

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

		Assembly
	Fastener	Equipment	Other	Consolidated
Three Months Ended September 30, 2020:
Net sales	$7,024,416	$620,843	$—	$7,645,259
Depreciation	297,533	32,869	8,377	338,779
Segment operating profit	783,234	103,759	—	886,993
Selling and administrative expenses	—	—	(493,370)	(493,370)
Interest income	—	—	20,512	20,512

Income before income taxes				$414,135

Capital expenditures	28,165	—	92,140	120,305
Segment assets:
Accounts receivable, net	5,059,552	287,364	—	5,346,916
Inventories, net	3,880,189	1,064,617	—	4,944,806
Property, plant and equipment, net	10,381,970	1,588,157	1,064,667	13,034,794
Other assets	—	—	8,108,571	8,108,571

				$31,435,087

Three Months Ended September 30, 2019:
Net sales	$7,306,895	$882,010	$—	$8,188,905
Depreciation	305,082	32,507	9,742	347,331
Segment operating profit	605,503	336,320	—	941,823
Selling and administrative expenses	—	—	(563,705)	(563,705)
Interest income	—	—	36,679	36,679

Income before income taxes				$414,797

Capital expenditures	267,179	2,576	—	269,755
Segment assets:
Accounts receivable, net	5,174,674	439,348	—	5,614,022
Inventories, net	4,294,760	1,181,573	—	5,476,333
Property, plant and equipment, net	11,126,165	1,715,513	949,254	13,790,932
Other assets	—	—	8,195,043	8,195,043

				$33,076,330

		Assembly
	Fastener	Equipment	Other	Consolidated
Nine Months Ended September 30, 2020:
Net sales	$17,275,555	$2,049,679	$—	$19,325,234
Depreciation	891,177	98,607	25,132	1,014,916
Segment operating profit	533,742	319,340	—	853,082
Selling and administrative expenses	—	—	(1,547,606)	(1,547,606)
Interest income	—	—	79,711	79,711

Income (loss) before income taxes				$(614,813)

Capital expenditures	225,707	—	149,950	375,657
Nine Months Ended September 30, 2019:
Net sales	$22,702,719	$2,983,315	$—	$25,686,034
Depreciation	907,887	92,884	29,227	1,029,998
Segment operating profit	1,681,703	988,196	—	2,669,899
Selling and administrative expenses	—	—	(1,705,159)	(1,705,159)
Interest income	—	—	108,458	108,458

Income before income taxes				$1,073,198

Capital expenditures	1,307,859	228,900	26,025	1,562,784

8. COVID-19—In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the virus and the evolving response domestically and internationally to combat it have had a significant negative impact on the global economy, including the automotive industry upon which we rely for sales. Beginning in March, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to prevent the spread of the coronavirus. Similar measures also took place in foreign markets we serve. As a result, our operations and the operations of our customers and suppliers have been adversely affected. Since some of our customers are classified as essential businesses and were allowed to continue to operate during this period, we were able to continue our operations, but at a significantly reduced level, in order to service those customers. Our automotive customers were particularly affected, as much of the sector was idled for an extended period of time during the second quarter due to employee safety concerns. While most shut-down orders were lifted late in the second quarter, various work-related restrictions remain in place. Due to the rapidly changing business environment and heightened degree of uncertainty resulting from COVID-19, we have taken measures to reduce expenses and conserve capital during this period, including reduced work schedules, delayed capital expenditures and a reduction in dividend payments. We have seen improved demand since government-imposed restrictions were relaxed. However, the timing of any broad economic recovery is uncertain and will likely be tied to the course of the pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown how long COVID-19 restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2020 were $7,645,259 compared to $8,188,905 in the third quarter of 2019, a decline of $543,646, or 6.6%. As of September 30, 2020, year to date sales totaled $19,325,234 compared to $25,686,034, for the first three quarters of 2019, a decline of $6,360,800, or 24.8%. While third quarter sales have improved 86.3% compared to the preceding quarter, demand from our customers continues to be negatively impacted by the COVID-19 pandemic. Net income for the third quarter of 2020 was $309,135, or $0.32 per share, compared to $315,797, or $0.32 per share, in the third quarter of 2019. Net loss for the first three quarters of 2020 was $413,813, or $0.43 per share, compared with net income of $832,198, or $0.86 per share, reported in 2019.

Fastener segment revenues were $7,024,416 in the third quarter of 2020 compared to $7,306,895 in the year earlier quarter, a decline of $282,479, or 3.9%. The automotive sector is the primary market for our fastener segment products and much of that sector was idled for an extended period of time during the second quarter due to the COVID-19 pandemic. The resumption of operations in the automotive sector led to an increase in sales to our automotive customers of $3,082,963, or 195.4%, during the third quarter compared to the preceding quarter. Sales to our non-automotive customers, where COVID-related shut downs were not as widespread, also improved in the third quarter, increasing $427,711, or 22.1%, compared to the second quarter. For the first three quarters of 2020, fastener segment revenues were $17,275,555 compared to $22,702,719 in 2019, a decline of $5,427,164, or 23.9%. Sales to automotive customers have declined $3,642,931, or 25.5%, year to date while sales to non-automotive customers have declined $1,784,233, or 21.2%, compared to the previous year. The year to date decline is primarily related to the COVID-19 pandemic and the resultant economic recession. The rebound in fastener segment demand in the third quarter combined with cost savings measures taken earlier in the year resulted in an improvement in fastener segment gross margins of $165,608 compared to the third quarter of 2019. Year to date, gross margins have declined $1,326,837 compared to last year as reductions in all major categories of manufacturing costs were not able to offset the dramatic decline in sales brought about by the pandemic.

Assembly equipment segment revenues were $620,843 in the third quarter of 2020 compared to $882,010 in the third quarter of 2019, a decline of $261,167, or 29.6%. For the first nine months of 2020, assembly equipment segment sales were $2,049,679 compared to $2,983,315 for the same period in 2019, a decline of $933,636, or 31.3%. The decline in sales during the third quarter and the year to date was primarily due to the broad effects of the COVID-19 pandemic, but also due to the inclusion of certain high-dollar value machine orders in 2019. The reduction in revenue was the primary cause of the decline in assembly equipment segment gross margins to $160,841 in the third quarter of 2020 from $335,723 in the third quarter of 2019. For the first three quarters of the year, gross margins were $489,630 compared to $1,001,223 in 2019, a decline of $511,593.

Selling and administrative expenses for the third quarter of 2020 were $1,258,995 compared to $1,282,149 in the year earlier quarter, a decline of $23,154, or 1.8%. The net decline was primarily due to a reduction in profit sharing and compensation expenses of $24,000 and $14,000, respectively. These reductions were partially offset by an increase in consulting expenses related to an ERP system upgrade. Selling and administrative expenses for the first three quarters of 2020 were $3,758,752 compared to $3,931,510 for the same period of 2019, a reduction of $172,758, or 4.4%. While consulting expenses have increased $61,000 year to date related to an ERP system upgrade, this was more than offset by a $120,000 reduction in sales commissions, due to lower sales, and a $54,000 reduction in compensation expense and other smaller expense reductions. Selling and administrative expenses as a percentage of net sales for the first nine months of 2020 was 19.4% compared to 15.3% for the first nine months of 2019.

Other Income

Other income in the third quarter of 2020 was $32,637 compared to $47,179 in the third quarter of 2019. Other income for the first three quarters of 2020 was $122,869 compared to $145,208 in the same period of 2019. Other income consists primarily of interest income on certificates of deposit. The decreases were primarily due to lower interest rates in the current year compared to the year earlier periods.

Income Tax Expense

The Company’s effective tax rates were approximately 25.4% and 23.9% for the third quarter of 2020 and 2019, respectively. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises. As a result, the Company’s effective tax rate was approximately (32.7)% for the nine months ended September 30, 2020 compared to 22.5% for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Working capital as of September 30, 2020 was $16.2 million, a decrease of $0.3 million from the beginning of the year. In an effort to conserve capital during to the pandemic, the quarterly dividend was reduced from $0.22 per share to $0.10 per share in the second quarter and capital expenditures have been reduced to $375,657 for the first nine months of 2020 from $1,562,784 in the same period of 2019. These actions have helped to offset the decline in capital caused by the year to date operating loss. The net result of these changes and other cash flow items was to leave cash, cash equivalents and certificates of deposit at $7.5 million as of September 30, 2020 compared to $8 million at the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Our results in the third quarter improved dramatically compared to the second quarter, as the harsh restrictions enacted globally to combat the spread of the COVID-19 pandemic were relaxed and world-wide economies began their recoveries. However, the pandemic is far from under control, and as a result, our operations and the operations of our customers and suppliers will continue to be adversely affected. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown how long COVID-19 restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Stockholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 6, 2020
/s/ Walter W. Morrissey
Walter W. Morrissey
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2020
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer (Principal Financial Officer)