Form 10-K
period 2020-12-31
CHICAGO RIVET & MACHINE CO
filed 2021-03-19
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☑

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2020 was $16,269,718.

As of March 15, 2021, there were 966,132 shares of the Company’s common stock outstanding.

Documents Incorporated By Reference

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2020 (the “2020 Report”) are incorporated by reference in Parts I and II of this report.

(2) Portions of the Company’s definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2020

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2020, sales to three customers were at least 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 14% and 16% of the Company’s consolidated revenues in 2020 and 2019, respectively. Sales to Cooper-Standard Holdings Inc. accounted for approximately 12% and 10% of the Company’s consolidated revenues in 2020 and 2019, respectively. Sales to Parker-Hannifin Corporation accounted for approximately 10% of the Company’s consolidated revenues in both 2020 and 2019.

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

At December 31, 2020, the Company employed 209 people.

The Company has no foreign operations. Sales to foreign customers represent approximately 15% of the Company’s total sales.

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

Our business and operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.

In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. On January 30, 2020, the World Health Organization declared a Public Health Emergency of International Concern regarding the outbreak of COVID-19. In response to the resulting pandemic, governments around the world took various preventative measures in order to control the spread of the virus, including restricting travel, full or partial business shutdowns and implementing social distancing policies. As a result, we experienced a significant drop in orders, especially in the second quarter, and the global economy was plunged into a recession. Although business conditions in our markets had improved by late in the third quarter, the effects of the pandemic have continued to impact our operations and those of our customers and suppliers. The duration of these effects and the timing of any broad economic recovery is uncertain and will likely be tied to the course of the pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown how long COVID-19 restrictions will remain in place or what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

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

We rely on sales to major customers.

Our sales to three customers constituted approximately 36% of our consolidated revenues in 2020. Sales to TI Group Automotive Systems, LLC, Cooper-Standard Holdings Inc. and Parker-Hannifin Corporation accounted for approximately 14%, 12% and 10% of the Company’s consolidated revenues in 2020, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on the NYSE American (not registered, trading privileges only). The average daily trading volume for our common stock during 2020 was less than 1,000 shares per day. As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

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

Information about our Executive Officers

The names, ages and positions of all executive officers of the Company, as of March 15, 2021, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of Officer	Position	Years an Officer
Walter W. Morrissey 78	Chairman, Chief Executive Officer	1
Michael J. Bourg 58	President, Chief Operating Officer and Treasurer	22

-	Mr. Morrissey has been Chairman of the Board of Directors of the Company and Chief Executive Officer since May 2020. He has been a director of the Company since 1972.

-

Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006. Prior to that, he served in various executive roles since joining the Company in December 1998. He has been a director of the Company since May 2006.

PART II

ITEM 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the NYSE American (trading privileges only, not registered). As of March 5, 2021 there were approximately 140 shareholders of record of such stock.

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

RESULTS OF OPERATIONS

Financial results for 2020 were adversely impacted by the COVID-19 pandemic that resulted in broad disruptions in most markets we serve. On January 30, 2020, the World Health Organization declared a Public Health Emergency of International Concern regarding the outbreak of the novel coronavirus COVID-19. In response to the resulting pandemic, governments around the world took various preventative measures in order to control the spread of the virus, including restricting travel, full or partial business shutdowns and implementing social distancing policies. As a result, we experienced a significant drop in orders, especially during the second quarter, and the global economy was plunged into a recession. Although business conditions had improved by late in the third quarter, the effects of the pandemic continued to impact our operations and those of our customers and suppliers. We saw further improvement in the markets we serve in the fourth quarter and recorded sales of $8,265,419 for the quarter compared to $7,645,259 in the previous quarter and $7,186,968 in the fourth quarter of 2019. The increase in sales resulted in an improvement in net income to $464,263, or $0.48 per share, in the fourth quarter of 2020 compared to a net loss of $293,884, or $0.30 per share, in the fourth quarter of 2019. Full year net sales were $27,590,653 in 2020 compared to $32,873,002 in 2019, a decline of $5,282,349, or 16.1%. Full year net income in 2020 was $50,450, or $0.05 per share, compared to $538,314, or $0.56 per share, in 2019.

2020 Compared to 2019

Fastener segment revenues were $7,332,308 in the fourth quarter of 2020 compared to $6,286,948 reported in the relatively weak fourth quarter of 2019, an increase of $1,045,360, or 16.6%. Fastener segment revenues for the full year were $24,607,863 in 2020 compared to $28,989,667 in 2019, a decline of $4,381,804, or 15.1%. The drop in sales in 2020 was primarily related to the COVID-19 pandemic that resulted in shutdowns of business in many parts of the world starting late in the first quarter. Those shutdowns became widespread in the second quarter as different governments struggled to contain the spread of the virus. The automotive sector is the primary market for our fastener segment products and much of that sector was idled for an extended period of time during the second quarter when government-imposed restrictions were the most severe. While sales to automotive customers improved in the fourth quarter of 2020 compared to the prior quarter and the year earlier quarter, such sales declined $2,906,738, or 15.7% for the year. Similarly, sales to non-automotive customers improved in the fourth quarter, but declined $1,475,066, or 14.1%, for the year. The rebound in sales in the fourth quarter, combined with the reduction in certain overhead expenses in the wake of pandemic-related shutdowns, resulted in fastener segment gross margin of $1,638,836 compared to $794,076 in the year earlier quarter, an increase of $844,760. The reduction in sales for the full year was the primary factor impacting gross margins for 2020. For the full year 2020, fastener segment gross margins were $4,170,276 compared to $4,652,353 in 2019, a decline of $482,077.

Assembly equipment segment revenues were $933,111 in the fourth quarter of 2020, compared to $900,020 in the fourth quarter of 2019, an increase of $33,091, or 3.7%. The increase was due to improved machine sales which offset declines in parts and tool sales during the quarter. For the full year 2020, assembly equipment segment revenues were $2,982,790, compared to $3,883,335 reported in 2019, a decline of $900,545, or 23.2%. The year to date decline was primarily due to the broad impact of the COVID-19 pandemic that dramatically reduced demand in the second and third quarters. Gross margins improved in the fourth quarter of 2020 to $255,296 from $90,954 in the fourth quarter of 2019, due in part to 2020 revenue being more heavily weighted toward higher margin machine sales and due to the disposal of certain excess inventory items in 2019. For the full year, assembly equipment segment gross margins declined, along with sales, to $744,926 from $1,092,177.

Selling and administrative expenses were $4,998,216 in 2020 compared to $5,252,946 in 2019, a decline of $254,730, or 4.8%. The decline was primarily due to a $214,000 reduction in salaries and benefits necessitated by the pandemic and a commission expense reduction of $117,000 related to lower sales in 2020. These reductions were partially offset by consulting expenses of $124,000 related to an ERP system conversion that was completed at one of our locations during the year. As a percentage of net sales, selling and administrative expenses were 18.1% in 2020 compared to 16.0% in 2019.

Other income was $148,464 in 2020 compared to $191,730 in 2019. Other income is primarily comprised of interest income which declined during the year due to lower interest rates.

The Company’s effective income tax rates were 22.9% and 21.2% in 2020 and 2019, respectively.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. At the onset of the COVID-19 pandemic, the Company reduced the regular quarterly dividend from $0.22 per share to $0.10 per share. The Company paid four regular quarterly dividends totaling $0.52 per share during 2020. On February 22, 2021, the Board of Directors declared a regular quarterly dividend of $0.22 per share, restoring the dividend to the pre-pandemic amount. This dividend will be payable March 19, 2021 to shareholders of record on March 5, 2021. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 87 years.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2020 were $824,136. Fastener segment additions accounted for $614,835 of the total, including $410,114 for cold heading and screw machine equipment, $97,908 for inspection equipment and $40,000 for equipment to perform secondary operations on parts. The remaining $66,813 fastener segment additions consisted of parts cleaning and loading equipment. Assembly equipment segment additions in 2020 were $13,924 for production equipment. Investments for the benefit of both operating segments, primarily for building improvements, totaled $195,377 during 2020.

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

Depreciation expense amounted to $1,347,305 in 2020 and $1,382,235 in 2019.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2020 was approximately $16.6 million, an increase of $0.1 million from the beginning of the year. The net change was primarily due to increases in accounts receivable and inventory of $0.6 million and $0.2 million, respectively, which were only partially offset by a reduction in cash, cash equivalents and certificates of deposit of $0.7 million. The Company’s investing activities in 2020 included the net maturities of certificates of deposit of $1.8 million, due to the near-zero interest rates brought on in response to the COVID-19 pandemic, and capital expenditures of $0.8 million. The only financing activity during 2020 was the payment of approximately $0.5 million in dividends. The Company’s holdings in cash, cash equivalents and certificates of deposit amounted to $7.3 million at the end of 2020.

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

OUTLOOK FOR 2021

After overcoming the worst period of the pandemic in the second quarter, the second half of 2020 results were more positive than those of the year earlier period which were negatively impacted by protracted trade disputes and slowing automotive sales. While the overall results in 2020 were heavily impacted by the global pandemic, the recent introduction of vaccines to guard against the worst effects of the virus offer hope of a return to more normal activities throughout the economy that could spur a broader economic recovery.

As we begin 2021, both our fastener segment and our assembly equipment segment have recently seen improved demand. However, both segments face challenges in the form of higher prices for raw materials, increased wages related to a tight labor market and sporadic supply chain disruptions that started during the pandemic. These factors, as well as the uncertainties that COVID-19 still presents, are expected to continue to provide challenges in the near-term. As we face the challenges ahead, we will continue our efforts to improve operational efficiency and pursue opportunities to develop new customer relationships and build on existing ones in all the markets we serve by emphasizing our experience, quality and customer service in a very competitive global marketplace.

While 2020 will likely be remembered for the COVID-19 pandemic and its impact on everyday life, it also marked Chicago Rivet’s 100th year in existence. Such longevity is the result of the dedicated efforts of many people over the years, who consistently worked to exceed customer expectations related to quality, service and price. We are grateful for their contributions as well as for the loyalty of our customers and the support of our shareholders.

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

ITEM 8 – Financial Statements and Supplementary Data

See the section entitled “Consolidated Financial Statements” which appears on page 19 of this report.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2020.

Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2021 Proxy Statement (i) with respect to the Board of Directors’ nominees for directors that is not related to security ownership in “Security Ownership of Management” and (ii) in the third paragraph in “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference. The 2021 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 Annual Meeting of Shareholders. The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption “Information about our Executive Officers.”

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers. A copy of this code of ethics was filed as Exhibit 14 to the Company’s Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 – Executive Compensation

The information set forth in the Company’s 2021 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Kent H. Cooney and Kurt Moders.

ITEM 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company’s 2021 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company’s directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 – Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2021 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees – Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2021 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

See the section entitled “Consolidated Financial Statements” which appears on page 19 of this report.

2.	Financial Statement Schedules:

Financial statement schedules and supplementary information has been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

See the section entitled “Exhibits” which appears on page 17 of this report.

ITEM 16 – Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit Number

3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2	Amended and Restated By-Laws, as amended through February 17, 2020. Incorporated by reference to the Company’s report on Form 10-K, dated March 20, 2020. Filed number 0000-01227

13*	Annual Report to Shareholders for the year ended December 31, 2020.

14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company’s report on Form 10-K, dated March 29, 2005. File number 0000-01227

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL):(1) Consolidated Balance Sheets, (2) Consolidated Statements of Income, (3) Consolidated Statements of Shareholders’ Equity, (4) Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements.

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
Michael J. Bourg President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Walter W. Morrissey Walter W. Morrissey	Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer) and Member of the Executive Committee	March 19, 2021

/s/ Michael J. Bourg Michael J. Bourg	President, Chief Operating Officer, Treasurer (Principal Financial and Accounting Officer), Director and Member of the Executive Committee	March 19, 2021

/s/ Kent H. Cooney Kent H. Cooney	Director, Member of the Audit Committee	March 19, 2021

/s/ Patricia M. Miller Patricia M. Miller	Director	March 19, 2021

/s/ Kurt Moders Kurt Moders	Director	March 19, 2020

/s/ James W. Morrissey James W. Morrissey	Director, Member of the Executive Committee	March 19, 2021

/s/ John C. Osterman John C. Osterman	Director, Member of the Executive Committee and Audit Committee	March 19, 2021

/s/ John L. Showel John L. Showel	Director	March 19, 2021

CHICAGO RIVET & MACHINE CO.

CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements, together with the notes thereto and the report thereon of Crowe LLP dated March 19, 2021, appearing on pages 4 to 12 of the accompanying 2020 Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated in Items 1, 5 and 8 herein, the 2020 Annual Report is not to be deemed filed as part of this Form 10-K Annual Report.

Consolidated Financial Statements from 2020 Annual Report (Exhibit 13 hereto):

Consolidated Balance Sheets (page 4 of 2020 Annual Report)

Consolidated Statements of Income (page 5 of 2020 Annual Report)

Consolidated Statements of Shareholders’ Equity (page 5 of 2020 Annual Report)

Consolidated Statements of Cash Flows (page 6 of 2020 Annual Report)

Notes to Consolidated Financial Statements (pages 7 – 11 of 2020 Annual Report)

Report of Independent Registered Public Accounting Firm (page 12 of 2020 Annual Report)