Form 10-Q
period 2021-03-31
CHICAGO RIVET & MACHINE CO
filed 2021-05-07
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$3,075,766	$2,567,731
Certificates of deposit	2,990,000	4,733,000
Accounts receivable—Less allowances of $170,000	6,869,891	5,163,450
Inventories, net	6,311,960	5,153,294
Prepaid income taxes	—	85,940
Other current assets	384,811	383,772

Total current assets	19,632,428	18,087,187

Property, Plant and Equipment:
Land and improvements	1,636,749	1,636,749
Buildings and improvements	8,449,768	8,440,738
Production equipment and other	36,344,494	36,333,550

	46,431,011	46,411,037
Less accumulated depreciation	33,509,910	33,260,153

Net property, plant and equipment	12,921,101	13,150,884

Total assets	$32,553,529	$31,238,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	March 31, 2021	December 31, 2020
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,135,304	$466,424
Accrued wages and salaries	686,571	482,008
Other accrued expenses	317,568	322,968
Unearned revenue and customer deposits	205,774	249,498
Federal and state income taxes	194,560	—

Total current liabilities	2,539,777	1,520,898
Deferred income taxes	980,084	1,011,084

Total liabilities	3,519,861	2,531,982

Commitments and contingencies (Note 3)
Shareholders’ Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized: 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,370,536	31,042,957
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)

Total shareholders’ equity	29,033,668	28,706,089

Total liabilities and shareholders’ equity	$32,553,529	$31,238,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Income

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Net sales	$9,304,949	$7,576,455
Cost of goods sold	7,270,512	6,266,028

Gross profit	2,034,437	1,310,427
Selling and administrative expenses	1,362,201	1,285,334

Operating profit	672,236	25,093
Other income	17,892	46,475

Income before income taxes	690,128	71,568
Provision for income taxes	150,000	15,000

Net income	$540,128	$56,568

Per share data, basic and diluted:
Net income per share	$0.56	$0.06

Average common shares outstanding	966,132	966,132

Cash dividends declared per share	$0.22	$0.22

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-	Retained	Less Treasury Stock, at Cost
	Shares	Amount	Shares	Amount	in Capital	Earnings	Shares	Amount	Total
Balance, December 31, 2020	—	$—	966,132	$1,138,096	$447,134	$31,042,957	171,964	$(3,922,098)	$28,706,089
Net Income						$540,128			$540,128
Dividends Declared ($0.22 per share)						$(212,549)			$(212,549)

Balance, March 31, 2021	—	$—	966,132	$1,138,096	$447,134	$31,370,536	171,964	$(3,922,098)	$29,033,668

Balance, December 31, 2019	—	$—	966,132	$1,138,096	$447,134	$31,494,895	171,964	$(3,922,098)	$29,158,027
Net Income						$56,568			$56,568
Dividends Declared ($0.22 per share)						$(212,549)			$(212,549)

Balance, March 31, 2020	—	$—	966,132	$1,138,096	$447,134	$31,338,914	171,964	$(3,922,098)	$29,002,046

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities:
Net income	$540,128	$56,568
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	330,165	337,356
Loss on disposal of equipment	16,081	—
Deferred income taxes	(31,000)	(24,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,706,441)	(894,369)
Inventories	(1,158,666)	(227,204)
Other current assets	84,901	(225)
Accounts payable	668,880	437,728
Accrued wages and salaries	204,563	(15,892)
Other accrued expenses	189,160	(115,663)
Unearned revenue and customer deposits	(43,724)	(44,338)

Net cash used in operating activities	(905,953)	(490,039)

Cash flows from investing activities:
Capital expenditures	(116,463)	(166,667)
Proceeds from certificates of deposit	1,743,000	2,241,000
Purchases of certificates of deposit	—	(1,743,000)

Net cash provided by investing activities	1,626,537	331,333

Cash flows from financing activities:
Cash dividends paid	(212,549)	(212,549)

Net cash used in financing activities	(212,549)	(212,549)

Net increase (decrease) in cash and cash equivalents	508,035	(371,255)
Cash and cash equivalents at beginning of period	2,567,731	1,429,454

Cash and cash equivalents at end of period	$3,075,766	$1,058,199

Supplemental schedule of non-cash investing activities:
Capital expenditures in accounts payable	$—	$1,330

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2021 (unaudited) and December 31, 2020 (audited) and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year.

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

4. Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the first quarter of 2021, the Company realized $235,210 related to such contracts and $120,879 is the remaining performance obligation under such contracts which the Company expects to recognize as revenue in the second quarter.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income. These adjustments primarily relate to customer returns and allowances. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of March 31, 2021 and December 31, 2020 reserves for warranty claims were not material. Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2021:
Automotive	5,059,469	32,973	5,092,442
Non-automotive	3,089,209	1,123,298	4,212,507

Total net sales	8,148,678	1,156,271	9,304,949

Three Months Ended March 31, 2020:
Automotive	4,413,737	33,459	4,447,196
Non-automotive	2,323,660	805,599	3,129,259

Total net sales	6,737,397	839,058	7,576,455

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2021:
United States	6,437,852	1,130,360	7,568,212
Foreign	1,710,826	25,911	1,736,737

Total net sales	8,148,678	1,156,271	9,304,949

Three Months Ended March 31, 2020:
United States	5,740,925	748,486	6,489,411
Foreign	996,472	90,572	1,087,044

Total net sales	6,737,397	839,058	7,576,455

5. The Company’s effective tax rates were approximately 21.7% and 21.0% for the first quarter of 2021 and 2020, respectively.

The Company’s federal income tax returns for the 2017 through 2020 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company. No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2017 through 2020 federal income tax returns will expire on September 15, 2021 through 2024, respectively.

The Company’s state income tax returns for the 2017 through 2020 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2024. The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories is as follows:

	March 31, 2021	December 31, 2020
Raw material	$2,734,512	$2,245,709
Work-in-process	2,081,169	1,410,868
Finished goods	2,095,279	2,096,717

Inventories, gross	6,910,960	5,753,294
Valuation reserves	(599,000)	(600,000)

Inventories, net	$6,311,960	$5,153,294

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes cold-formed parts, rivets and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2021:
Net sales	$8,148,678	$1,156,271	$—	$9,304,949
Depreciation	291,183	33,533	5,449	330,165
Segment operating profit	927,158	296,700	—	1,223,858
Selling and administrative expenses	—	—	(543,772)	(543,772)
Interest income	—	—	10,042	10,042

Income before income taxes				$690,128

Capital expenditures	104,524	—	11,939	116,463
Segment assets:
Accounts receivable, net	6,222,588	647,303	—	6,869,891
Inventories, net	5,055,332	1,256,628	—	6,311,960
Property, plant and equipment, net	10,276,980	1,535,329	1,108,792	12,921,101
Other assets	—	—	6,450,577	6,450,577

				$32,553,529

Three Months Ended March 31, 2020:
Net sales	$6,737,397	$839,058	$—	$7,576,455
Depreciation	296,110	32,869	8,377	337,356
Segment operating profit	404,018	184,571	—	588,589
Selling and administrative expenses	—	—	(550,896)	(550,896)
Interest income	—	—	33,875	33,875

Income before income taxes				$71,568

Capital expenditures	167,997	—	—	167,997
Segment assets:
Accounts receivable, net	5,106,941	396,742	—	5,503,683
Inventories, net	4,195,183	983,198	—	5,178,381
Property, plant and equipment, net	10,919,327	1,653,895	931,472	13,504,694
Other assets	—	—	7,619,802	7,619,802

				$31,806,560

8. COVID-19—In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the virus and the response domestically and internationally to combat it has had a significant negative impact on the global economy, including the automotive industry upon which we rely for sales. Beginning in March 2020, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to limit the spread of the coronavirus. Similar measures also took place in foreign markets we serve. As a result, our operations and the operations of our customers and suppliers were adversely affected. Since some of our customers are classified as essential businesses and were allowed to continue to operate during this period, we were able to continue our operations, but at a significantly reduced level, in order to service those customers. Our automotive customers were particularly affected, as much of the industry was idled for an extended period of time during the second quarter of 2020 due to employee safety concerns. While most shut-down orders were lifted late in that quarter, various work-related restrictions remained in place and the economic fallout lingers. Due to the rapidly changing business environment and heightened degree of uncertainty resulting from COVID-19, we took measures to reduce expenses and conserve capital during this period, including reduced work schedules, delayed capital expenditures and a reduction in dividend payments. In the second half of 2020, we experienced improved demand as government-imposed restrictions were relaxed. However, the timing and sustainability of any broad economic recovery is uncertain and will likely be tied to the course of the pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

CHICAGO RIVET & MACHINE CO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter of 2021 were $9,304,949 compared to $7,576,455 in the first quarter of 2020, an increase of $1,728,494, or 22.8%. The increase was the result of greater demand in both our fastener segment and our assembly equipment segment as the outlook for the global economy improved and the post-pandemic recovery appears to be underway. The increase in sales resulted in net income of $540,128, or $0.56 per share, in the first quarter of this year compared to $56,568, or $0.06 per share, in the first quarter of 2020. Improved operating conditions in the current year allowed for the restoration of the regular quarterly dividend to $0.22 per share after being reduced at the onset of the pandemic in 2020.

Fastener segment revenues were $8,148,678 in the first quarter of 2021 compared to $6,737,397 in the first quarter of 2020, an increase of $1,411,281, or 20.9%. The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $5,059,469 in the first quarter this year compared to $4,413,737 in the first quarter of 2020, an increase of $645,732, or 14.6%. This compares favorably to the first quarter increase in U.S. light-vehicle sales of 11.8%. Fastener segment sales to non-automotive customers were $3,089,209 in the first quarter of this year compared to $2,323,660 in the first quarter of 2020, an increase of $765,549 or 32.9%. The spread of the coronavirus pandemic late in the first quarter of 2020 was the primary factor in the lower sales reported that quarter as nearly all the markets we serve were negatively impacted. The increase in sales in the first quarter of 2021 was the primary factor contributing to the $564,678 increase in fastener segment gross margins to $1,656,629 from $1,091,951 in the first quarter of 2020. While the improvement in gross margins was significant, we have experienced price increases in various manufacturing costs, including steel, our primary raw material, which has increased approximately 11% compared to the first quarter of 2020. Labor costs, which have been held down due to the pandemic, are also expected to increase in the near-term.

Assembly equipment segment revenues were $1,156,271 in the first quarter of 2021 compared to $839,058 in the first quarter of 2020, an increase of $317,213, or 37.8%. The increase in sales in the current year is primarily due to an increase in the number and average selling price of machines sold in the current year as well as improved tool sales. The increase in net sales contributed to a $159,332 increase in segment gross margin from $218,476 in 2020 to $377,808 in 2021.

Selling and administrative expenses during the first quarter of 2021 were $1,362,201 compared to $1,285,334 recorded in the first quarter of 2020, an increase of $76,867, or 6.0%. The increase was primarily due to a $57,000 increase in profit sharing expense related to improved operating profit in the current year quarter and a $15,000 increase in sales commissions due to greater sales in the current year. Selling and administrative expenses were 14.6% and 17.0% of net sales in the first quarter of 2021 and 2020, respectively.

Other Income

Other income in the first quarter of 2021 was $17,892 compared to $46,475 in the first quarter of 2020. The decrease is primarily related to a reduction in interest income on certificates of deposit due to lower interest rates in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 21.7% and 21.0% for the first quarter of 2021 and 2020, respectively.

Liquidity and Capital Resources

Working capital improved to $17,092,651 as of March 31, 2021 compared to $16,566,289 at the beginning of the year. During the quarter, accounts receivable increased by $1,706,441, due to the greater sales activity during the quarter compared to the fourth quarter of 2020, and inventory increased by $1,158,666 as material purchases were accelerated in advance of higher prices. Partially offsetting these changes were increases in accounts payable and accrued expenses related to the greater level of operating activity during the first quarter. Other items impacting working capital in the first quarter were capital expenditures of $116,463, which consisted primarily of equipment used in fastener production activities, and dividends paid of $212,549. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $6,065,766 as of March 31, 2021 compared to $7,300,731 as of the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results in the first quarter improved dramatically compared to the first quarter of 2020, when the COVID-19 pandemic and the resultant widespread shut-downs started to push the global economy into recession. While the pandemic is not entirely under control, the wider availability of vaccines has allowed for fewer COVID-related restrictions and an improved economic outlook. We will continue to monitor the impact of the pandemic on all aspects of our operations and act as necessary in the best interests of our employees and the Company. While demand improved in the first quarter, some automobile manufacturers have recently reduced operations due to shortages of critical components. These disruptions could result in reduced demand for our products. We have also experienced higher prices for various commodities compared to last year and longer lead times for certain items. Cost increases can be difficult to recover and further increases are expected. These factors, as well as the uncertainties related to COVID-19, are expected to continue to present challenges in the near-term. As we face these challenges, we will make adjustments to our activities which we believe are necessary based on market conditions, while continuing to pursue opportunities to develop new customer relationships and build on existing ones in all the markets we serve.

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

PART II — OTHER INFORMATION

Item 6. Exhibits

31	Rule 13a-14(a) or 15d-14(a) Certifications

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Section 1350 Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. Includes the following financial and related information from Chicago Rivet & Machine Co.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (1) Condensed Consolidated Balance Sheets, (2) Condensed Consolidated Statements of Income, (3) Condensed Consolidated Statements of Shareholders’ Equity, (4) Condensed Consolidated Statements of Cash Flows, and (5) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 7, 2021
/s/ Walter W. Morrissey
Walter W. Morrissey
Chairman of the Board of Directors
and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021
/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating
Officer and Treasurer
(Principal Financial Officer)