Form 10-Q
period 2021-06-30
CHICAGO RIVET & MACHINE CO
filed 2021-08-11
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 000-01227

_________________________________

Chicago Rivet & Machine Co.

(Exact Name of Registrant as Specified in Its Charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-0904920 I.R.S. Employer Identification Number

                  901 Frontenac Road, Naperville, Illinois60563

                    (Address of Principal Executive Offices)                                       (Zip Code)

(630) 357-8500

Registrant’s Telephone Number, Including Area Code

_________________________________

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

Large accelerated filer☐Accelerated filer☐

Non-accelerated filer☒Smaller reporting company ☒

Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 9, 2021, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

INDEX

PART I.FINANCIAL INFORMATION (Unaudited)Page

Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020  2

Condensed Consolidated Statements of Income for the

Three and Six Months Ended June 30, 2021 and 2020  3

Condensed Consolidated Statements of Shareholders’ Equity for the

Three and Six Months Ended June 30, 2021 and 2020  4

Condensed Consolidated Statements of Cash Flows for the

Six Months Ended June 30, 2021 and 2020  5

Notes to the Condensed Consolidated Financial Statements  6

Management's Discussion and Analysis of Financial Condition and Results of Operations11

Controls and Procedures13

PART II.OTHER INFORMATION14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
Assets

Current Assets:
Cash and cash equivalents	$ 4,236,284	$ 2,567,731
Certificates of deposit	1,994,000	4,733,000
Accounts receivable - Less allowances of $170,000	5,909,978	5,163,450
Inventories, net	7,056,669	5,153,294
Prepaid income taxes	27,440	85,940
Other current assets	377,677	383,772

Total current assets	19,602,048	18,087,187

Property, Plant and Equipment:
Land and improvements	1,636,749	1,636,749
Buildings and improvements	8,449,768	8,440,738
Production equipment and other	36,573,244	36,333,550
	46,659,761	46,411,037
Less accumulated depreciation	33,840,234	33,260,153
Net property, plant and equipment	12,819,527	13,150,884

Total assets	$ 32,421,575	$ 31,238,071

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,042,507	$ 466,424
Accrued wages and salaries	876,502	482,008
Other accrued expenses	342,603	322,968
Unearned revenue and customer deposits	80,253	249,498
Federal and state income taxes	0	0
Total current liabilities	2,341,865	1,520,898

Deferred income taxes	939,084	1,011,084

Total liabilities	3,280,949	2,531,982

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,477,494	31,042,957
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	29,140,626	28,706,089

Total liabilities and shareholders' equity	$ 32,421,575	$ 31,238,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Net sales	$ 8,364,390	$ 4,103,520	$ 17,669,339	$ 11,679,975
Cost of goods sold	6,687,313	4,033,370	13,957,825	10,299,398

Gross profit	1,677,077	70,150	3,711,514	1,380,577
Selling and administrative expenses	1,284,748	1,214,423	2,646,949	2,499,757

Operating profit (loss)	392,329	(1,144,273)	1,064,565	(1,119,180)

Other income	14,178	43,757	32,070	90,232

Income (loss) before income taxes	406,507	(1,100,516)	1,096,635	(1,028,948)
Provision (benefit) for income taxes	87,000	(321,000)	237,000	(306,000)

Net income (loss)	$ 319,507	$ (779,516)	$ 859,635	$ (722,948)

Per share data, basic and diluted:
Net income (loss) per share	$ 0.33	$ (0.81)	$ 0.89	$ (0.75)

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$ 0.22	$ 0.10	$ 0.44	$ 0.32

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Three and Six Months Ended June 30, 2021 and 2020

		Common Stock				Less Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equiity

Balance, December 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,042,957	171,964	$ (3,922,098)	$ 28,706,089
Net income					$ 540,128			$ 540,128
Dividends declared ($0.22 per share)					$ (212,549)			$ (212,549)
Balance, March 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,370,536	171,964	$ (3,922,098)	$ 29,033,668
Net income					$ 319,507			$ 319,507
Dividends declared ($0.22 per share)					$ (212,549)			$ (212,549)
Balance, June 30, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,477,494	171,964	$ (3,922,098)	$ 29,140,626

Balance, December 31, 2019	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,494,895	171,964	$ (3,922,098)	$ 29,158,027
Net income					$ 56,568			$ 56,568
Dividends declared ($0.22 per share)					$ (212,549)			$ (212,549)
Balance, March 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,338,914	171,964	$ (3,922,098)	$ 29,002,046
Net income (loss)					$ (779,516)			$ (779,516)
Dividends declared ($0.10 per share)					$ (96,612)			$ (96,612)
Balance, June 30, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 30,462,786	171,964	$ (3,922,098)	$ 28,125,918

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash flows from operating activities:
Net income (loss)	$859,635	$(722,948)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	660,489	676,137
Loss on disposal of equipment	16,081	0
Deferred income taxes	(72,000)	(49,000)
Changes in operating assets and liabilities:
Accounts receivable	(746,528)	1,051,677
Inventories	(1,903,375)	205,391
Other current assets and prepaid income taxes	64,595	(292,587)
Accounts payable	576,083	(145,401)
Accrued wages and salaries	394,494	119,541
Other accrued expenses	19,635	(126,864)
Unearned revenue and customer deposits	(169,245)	(73,023)
Net cash provided by (used in) operating activities	(300,136)	642,923

Cash flows from investing activities:
Capital expenditures	(345,213)	(255,352)
Proceeds from certificates of deposit	3,337,000	3,486,000
Purchases of certificates of deposit	(598,000)	(3,735,000)
Net cash provided by (used in) investing activities	2,393,787	(504,352)

Cash flows from financing activities:
Cash dividends paid	(425,098)	(309,161)
Net cash used in financing activities	(425,098)	(309,161)

Net increase (decrease) in cash and cash equivalents	1,668,553	(170,590)
Cash and cash equivalents at beginning of period	2,567,731	1,429,454
Cash and cash equivalents at end of period	$4,236,284	$1,258,864

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2021 (unaudited) and December 31, 2020 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the year.

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

4.  Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts  During the second quarter of 2021, the Company realized $422,578 related to such contracts and $36,301 is the remaining performance obligation under such contracts which the Company expects to recognize as revenue in the third quarter.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of June 30, 2021 and December 31, 2020 reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2021:
Automotive	$ 4,091,087	$ 39,983	$ 4,131,070
Non-automotive	3,050,957	1,182,363	4,233,320
Total net sales	$ 7,142,044	$ 1,222,346	$ 8,364,390

Three Months Ended June 30, 2020:
Automotive	$ 1,577,488	$ 38,250	$ 1,615,738
Non-automotive	1,936,254	551,528	2,487,782
Total net sales	$ 3,513,742	$ 589,778	$ 4,103,520

Six Months Ended June 30, 2021:
Automotive	$ 9,150,556	$ 72,955	$ 9,223,511
Non-automotive	6,140,166	2,305,662	8,445,828
Total net sales	$ 15,290,722	$ 2,378,617	$ 17,669,339

Six Months Ended June 30, 2020:
Automotive	$ 5,991,225	$ 71,709	$ 6,062,934
Non-automotive	4,259,914	1,357,127	5,617,041
Total net sales	$ 10,251,139	$ 1,428,836	$ 11,679,975

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2021:
United States	$ 5,851,657	$ 1,208,150	$ 7,059,807
Foreign	1,290,387	14,196	1,304,583
Total net sales	$ 7,142,044	$ 1,222,346	$ 8,364,390

Three Months Ended June 30, 2020:
United States	$ 3,070,643	$ 539,141	$ 3,609,784
Foreign	443,099	50,637	493,736
Total net sales	$ 3,513,742	$ 589,778	$ 4,103,520

Six Months Ended June 30, 2021:
United States	$ 12,289,509	$ 2,338,510	$ 14,628,019
Foreign	3,001,213	40,107	3,041,320
Total net sales	$ 15,290,722	$ 2,378,617	$ 17,669,339

Six Months Ended June 30, 2020:
United States	$ 8,811,569	$ 1,287,627	$ 10,099,196
Foreign	1,439,570	141,209	1,580,779
Total net sales	$ 10,251,139	$ 1,428,836	$ 11,679,975

5.  The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises.  As a result, the Company’s effective tax rate was approximately 21.4% for the second quarter of 2021 compared to (29.2)% for the second quarter of 2020.  The Company’s effective tax rate was 21.6% and (29.7)% for the six months ended June 30, 2021 and 2020, respectively.

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

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	June 30, 2021	December 31, 2020
Raw material	$ 3,390,080	$ 2,245,709
Work-in-process	2,185,380	1,410,868
Finished goods	2,106,209	2,096,717
Inventories, gross	7,681,669	5,753,294
Valuation reserves	(625,000)	(600,000)
Inventories, net	$ 7,056,669	$ 5,153,294

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2021:
Net sales	$ 7,142,044	$ 1,222,346	0	$ 8,364,390

Depreciation	291,342	33,533	5,449	330,324

Segment operating profit	574,638	340,002	0	914,640
Selling and administrative expenses	0	0	(512,526)	(512,526)
Interest income	0	0	4,393	4,393
Income before income taxes				$ 406,507

Capital expenditures	228,750	0	0	228,750

Segment assets:
Accounts receivable, net	5,443,167	466,811	0	5,909,978
Inventories, net	5,861,971	1,194,698	0	7,056,669
Property, plant and equipment, net	10,214,388	1,501,796	1,103,343	12,819,527
Other assets	0	0	6,635,401	6,635,401
				$ 32,421,575

Three Months Ended June 30, 2020:
Net sales	$ 3,513,742	$ 589,778	0	$ 4,103,520

Depreciation	297,534	32,869	8,378	338,781

Segment operating loss	(653,510)	31,010	0	(622,500)
Selling and administrative expenses	0	0	(503,340)	(503,340)
Interest income	0	0	25,324	25,324
Loss before income taxes				$ (1,100,516)

Capital expenditures	29,545	0	57,810	87,355

Segment assets:
Accounts receivable, net	3,327,037	230,600	0	3,557,637
Inventories, net	3,782,622	963,164	0	4,745,786
Property, plant and equipment, net	10,651,338	1,621,026	980,904	13,253,268
Other assets	0	0	8,859,829	8,859,829
				$ 30,416,520
Six Months Ended June 30, 2021:
Net sales	$ 15,290,722	$ 2,378,617	0	$ 17,669,339

Depreciation	582,525	67,066	10,898	660,489

Segment operating profit	1,501,796	636,702	0	2,138,498
Selling and administrative expenses	0	0	(1,056,298)	(1,056,298)
Interest income	0	0	14,435	14,435
Income before income taxes				$ 1,096,635

Capital expenditures	333,274	0	11,939	345,213

Six Months Ended June 30, 2020:
Net sales	$ 10,251,139	$ 1,428,836	0	$ 11,679,975

Depreciation	593,644	65,738	16,755	676,137

Segment operating loss	(249,492)	215,581	0	(33,911)
Selling and administrative expenses	0	0	(1,054,236)	(1,054,236)
Interest income	0	0	59,199	59,199
Loss before income taxes				$ (1,028,948)

Capital expenditures	197,542	0	57,810	255,352

8.  COVID-19 -In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the virus and the response domestically and internationally to combat it caused a significant negative impact on the global economy, including the automotive industry upon which we rely for sales.  Beginning in March 2020, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to limit the spread of the coronavirus.  Similar measures also took place in foreign markets we serve.  As a result, our operations and the operations of our customers and suppliers were adversely affected.  Since some of our customers are classified as essential businesses and were allowed to continue to operate during this period, we were able to continue our operations, but at a significantly reduced level, in order to service those customers.  Our automotive customers were particularly affected, as much of the sector was idled for an extended period of time during the second quarter of 2020 due to employee safety concerns.  While most shut-down orders were lifted late in that quarter, various work-related restrictions continued and the economic fallout spread.  During this period of rapidly changing business conditions and heightened uncertainty resulting from COVID-19, we took measures to reduce expenses and conserve capital, including reduced work schedules, delayed capital expenditures and a reduction in dividend payments.  In the second half of 2020, we experienced improved demand as certain government-imposed restrictions were relaxed.  While the economy has improved dramatically since this time last year, labor shortages and supply chain disruptions persist.  The timing and sustainability of a broader economic recovery is uncertain and will likely continue to be tied to the course of the pandemic.  As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the second quarter of 2021 were $8,364,390 compared to $4,103,520 in the second quarter of 2020, when government-mandated business closures due to the novel coronavirus (“COVID-19”) pandemic severely limited demand for our products. For the first half of 2021, net sales totaled $17,669,339 compared to $11,679,975 in the first half of 2020, an increase of $5,989,364, or 51.3%.  Net sales in the first half of 2019 were $17,497,129.  The increase in revenue was the primary factor in reporting a net profit of $319,507, or $0.33 per share, in the second quarter of 2021 compared with a net loss of $779,516, or $0.81 per share, in the second quarter of 2020.  For the first half of 2021, net income improved to $859,635, or $0.89 per share, compared to a net loss of $722,948, or $0.75 per share, reported in 2020.  Net income for the first half of 2019 was $516,401, or $0.54 per share.

Fastener segment revenues were $7,142,044 in the second quarter of 2021 compared to $3,513,742 reported in the second quarter of 2020, an increase of $3,628,302, or 103.3%.  For the first six months of 2021, fastener segment revenues were $15,290,722 compared to $10,251,139 in the first half of 2020, an increase of $5,039,583, or 49.2%.  The increases were primarily due to the negative impact of the COVID-19 pandemic on 2020 operating results.  The automotive sector is the primary market for our fastener segment products and much of that sector was idled for an extended period of time during the second quarter of 2020 due to the COVID-19 pandemic, as a result, the current year second quarter and first half sales to automotive customers increased by $2,513,599, or 159.3%, and $3,159,331, or 52.7%, respectively compared to the year earlier periods.  Due to some of our non-automotive customers being deemed “essential businesses” and allowed to continue operating throughout the pandemic, the improvements in such sales were less dramatic, increasing by $1,114,703, or 57.6%, in the second quarter of 2021 and $1,900,252, or 44.8%, in the first half of 2021 compared to the year earlier periods.  The rebound in sales resulted in an improvement of fastener segment gross margins to $1,261,592 in the second quarter of 2021 from negative $40,164 in the second quarter of 2020.  On a year to date basis, fastener segment gross margins improved to $2,918,221 in the first half of the current year from $1,051,798 in the first half of 2020.

Assembly equipment segment revenues were $1,222,346 in the second quarter of 2021 compared to $589,778 in the second quarter of 2020, an increase of $632,568, or 107.3%.  For the first half of 2021, assembly equipment segment revenues were $2,378,617 compared to $1,428,836 for the first half of 2020, an increase of $949,781, or 66.5%.  In addition to the general rebound in demand for assembly equipment we have experienced since the pandemic-related shut downs of early 2020, revenue growth has also come from the sale of more specialty equipment.  The increase in revenue was the primary cause of the increase in assembly equipment segment gross margins to $415,485 in the second quarter of 2021 from $110,314 in the second quarter of 2020.  For the first half of the year, gross margins were $793,293 compared to $328,789 in 2020, an increase of $464,504.

    Selling and administrative expenses for the second quarter of 2021 were $1,284,748 compared to $1,214,423 in the second quarter of 2020, an increase of $70,325, or 5.8%.  The increase was primarily due to an increase of approximately $86,000 in sales commissions, due to higher sales, and an $8,000 increase in profit sharing expense, due to improved operating results. Partially offsetting these items was a reduction in consulting expenses related to an ERP system update in 2020 of approximately $32,000.  The remaining difference was related to various smaller items.  For the first six months of 2021, selling and administrative expenses were $2,646,949 compared to $2,499,757 in the first half of 2020, an increase of $147,192, or 5.9%.  As in the second quarter, expenditures for the first half of 2021 were higher primarily due to an increase in commissions of approximately $101,000 and an increase in profit sharing expense of $65,000.  These increases were partially offset by a reduction in consulting expense of approximately $19,000.  Selling and administrative expenses as a percentage of net sales for the first half of 2021 were reduced to 15.0% compared to 21.4% in the first half of 2020.

Other Income

Other income in the second quarter of 2021 was $14,178, compared to $43,757 in the second quarter of 2020.  Other income for the first six months of 2021 was $32,070, compared to $90,232 in the first six months of 2020.  The declines were primarily due to a reduction in interest income on certificates of deposit due to lower interest rates in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 21.4% and (29.2)% for the second quarter of 2021 and 2020, respectively.  The Company’s effective tax rates were approximately 21.6% and (29.7)% for the six months ended June 30, 2021 and 2020, respectively.  The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises.  As a result, the Company’s effective tax rates in the 2020 periods were higher than the statutory rates.

Liquidity and Capital Resources

Working capital at June 30, 2021 was $17,260,183, an increase of $693,894 from the beginning of the year.  During the first half of 2021, inventory increased by $1,903,375 as raw material purchases were accelerated in anticipation of price increases and supply chain disruptions.  Other items impacting working capital in the first half of 2021 were capital expenditures of $345,213, which consisted primarily of equipment used in fastener production activities, and dividends paid of $425,098.  These changes and other cash flow activity resulted in a balance of cash, cash equivalents and certificates of deposit at $6,230,284 as of June 30, 2021 compared to $7,300,731 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results in the second quarter improved dramatically compared to the second quarter of 2020, when the COVID-19 pandemic caused widespread business shut-downs that resulted in a global recession.  While the pandemic is not entirely under control, the wider availability of vaccines has allowed for fewer COVID-related restrictions and an improved economic outlook.  Although we experienced greater overall demand in the second quarter compared to a year earlier, some automobile manufacturers had to reduce operations during the quarter due to shortages of critical components.  These disruptions had a negative impact on demand for fastener segment components from certain automotive customers.  We have also experienced higher prices for various commodities compared to last year and longer lead times for certain items.  Cost increases can be difficult to recover and are expected to persist while supply constraints exist.  Most significantly, a general labor shortage has kept staffing below ideal levels and resulted in higher than anticipated labor costs.  These factors, as well as the uncertainties related to COVID-19, are expected to continue to present challenges in the near-term.

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

CHICAGO RIVET & MACHINE CO.

Item 4. Controls and Procedures.

(a)  Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

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

PART II -- OTHER INFORMATION

Item 6.  Exhibits

31Rule 13a-14(a) or 15d-14(a) Certifications

31.1Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002.

31.2Certification Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002.

32Section 1350 Certifications

32.1Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

32.2Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS              Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH  Inline XBRL Taxonomy Extension Schema Document

101.CAL  Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF  Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB  Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE               Inline XBRL Taxonomy Extension Presentation Linkbase Document

104 Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.

    (Registrant)

Date:  August 11, 2021

/s/               Walter W. Morrissey

Walter W. Morrissey

Chairman of the Board of Directors

 and Chief Executive Officer

 (Principal Executive Officer)

Date:  August 11, 2021

/s/                    Michael J. Bourg

Michael J. Bourg

President, Chief Operating

 Officer and Treasurer

 (Principal Financial Officer