Form 10-Q
period 2021-09-30
CHICAGO RIVET & MACHINE CO
filed 2021-11-09
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

INDEX

PART I.FINANCIAL INFORMATION (Unaudited)Page

Condensed Consolidated Balance Sheets at

September 30, 2021 and 2020  2

Condensed Consolidated Statements of Income for the

Three and Nine Months Ended September 30, 2021 and 2020  3

Condensed Consolidated Statements of Shareholders’ Equity for the

Three and Nine Months Ended September 30, 2021 and 2020  4

Condensed Consolidated Statements of Cash Flows for the

Nine Months Ended September 30, 2021 and 2020  5

Notes to the Condensed Consolidated Financial Statements  6

Management's Discussion and Analysis of Financial Condition and Results of Operations11

Controls and Procedures13

PART II.OTHER INFORMATION14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2021	December 31, 2020
Assets

Current Assets:
Cash and cash equivalents	$ 2,875,282	$ 2,567,731
Certificates of deposit	2,741,000	4,733,000
Accounts receivable - Less allowances of $170,000	6,074,743	5,163,450
Inventories, net	7,745,270	5,153,294
Prepaid income taxes	20,440	85,940
Other current assets	457,162	383,772

Total current assets	19,913,897	18,087,187

Property, Plant and Equipment:
Land and improvements	1,778,819	1,636,749
Buildings and improvements	8,456,983	8,440,738
Production equipment and other	36,624,248	36,333,550
	46,860,050	46,411,037
Less accumulated depreciation	34,141,898	33,260,153
Net property, plant and equipment	12,718,152	13,150,884

Total assets	$ 32,632,049	$ 31,238,071

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,176,565	$ 466,424
Accrued wages and salaries	871,804	482,008
Other accrued expenses	357,321	322,968
Unearned revenue and customer deposits	208,539	249,498
Total current liabilities	2,614,229	1,520,898

Deferred income taxes	917,084	1,011,084

Total liabilities	3,531,313	2,531,982

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,437,604	31,042,957
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	29,100,736	28,706,089

Total liabilities and shareholders' equity	$ 32,632,049	$ 31,238,071

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net sales	$ 8,555,731	$ 7,645,259	$ 26,225,070	$ 19,325,234
Cost of goods sold	7,069,700	6,004,766	21,027,525	16,304,164

Gross profit	1,486,031	1,640,493	5,197,545	3,021,070
Selling and administrative expenses	1,290,046	1,258,995	3,936,995	3,758,752

Operating profit (loss)	195,985	381,498	1,260,550	(737,682)

Other income	11,674	32,637	43,744	122,869

Income (loss) before income taxes	207,659	414,135	1,304,294	(614,813)
Provision (benefit) for income taxes	35,000	105,000	272,000	(201,000)

Net income (loss)	$ 172,659	$ 309,135	$ 1,032,294	$ (413,813)

Per share data, basic and diluted:
Net income (loss) per share	$ 0.18	$ 0.32	$ 1.07	$ (0.43)

Average common shares outstanding	966,132	966,132	966,132	966,132

Cash dividends declared per share	$ 0.22	$ 0.10	$ 0.66	$ 0.42

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Shareholders’ Equity (Unaudited)
For the Three and Nine Months Ended September 30, 2021 and 2020

		Common Stock				Less Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equiity

Balance, December 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,042,957	171,964	$ (3,922,098)	$ 28,706,089
Net income					$ 540,128			$ 540,128
Dividends declared ($0.22 per share)					$ (212,549)			$ (212,549)
Balance, March 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,370,536	171,964	$ (3,922,098)	$ 29,033,668
Net income					$ 319,507			$ 319,507
Dividends declared ($0.22 per share)					$ (212,549)			$ (212,549)
Balance, June 30, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,477,494	171,964	$ (3,922,098)	$ 29,140,626
Net Income					$ 172,659			$ 172,659
Dividends declared ($0.22 per share)					$ (212,549)			$ (212,549)
Balance, September 30, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,437,604	171,964	$ (3,922,098)	$ 29,100,736

Balance, December 31, 2019	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,494,895	171,964	$ (3,922,098)	$ 29,158,027
Net income					$ 56,568			$ 56,568
Dividends declared ($0.22 per share)					$ (212,549)			$ (212,549)
Balance, March 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,338,914	171,964	$ (3,922,098)	$ 29,002,046
Net Loss					$ (779,516)			$ (779,516)
Dividends declared ($0.10 per share)					$ (96,612)			$ (96,612)
Balance, June 30, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 30,462,786	171,964	$ (3,922,098)	$ 28,125,918
Net Income					$ 309,135			$ 309,135
Dividends declared ($0.10 per share)					$ (96,614)			$ (96,614)
Balance, September 30, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 30,675,307	171,964	$ (3,922,098)	$ 28,338,439

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash flows from operating activities:
Net income (loss)	$1,032,294	$(413,813)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	990,983	1,014,916
Loss on disposal of equipment	21,564	0
Deferred income taxes	(94,000)	(72,000)
Changes in operating assets and liabilities:
Accounts receivable	(911,293)	(737,602)
Inventories	(2,591,976)	6,371
Other current assets and prepaid income taxes	(7,890)	(149,362)
Accounts payable	710,141	408,134
Accrued wages and salaries	389,796	315,161
Other accrued expenses	34,353	(84,645)
Unearned revenue and customer deposits	(40,959)	(35,351)
Net cash provided by (used in) operating activities	(466,987)	251,809

Cash flows from investing activities:
Capital expenditures	(587,615)	(375,657)
Proceeds from the sale of equipment	7,800	0
Proceeds from certificates of deposit	4,084,000	4,831,000
Purchases of certificates of deposit	(2,092,000)	(4,733,000)
Net cash provided by (used in) investing activities	1,412,185	(277,657)

Cash flows from financing activities:
Cash dividends paid	(637,647)	(405,775)
Net cash used in financing activities	(637,647)	(405,775)

Net increase (decrease) in cash and cash equivalents	307,551	(431,623)
Cash and cash equivalents at beginning of period	2,567,731	1,429,454
Cash and cash equivalents at end of period	$2,875,282	$997,831

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2021 (unaudited) and December 31, 2020 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year.

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

4.  Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the third quarter of 2021, the Company realized $36,301 related to such contracts.  As of September 30, 2021 there are no such contracts remaining.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of September 30, 2021 and December 31, 2020 reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2021:
Automotive	$ 4,259,544	$ 27,998	$ 4,287,542
Non-automotive	3,293,075	975,114	4,268,189
Total net sales	$ 7,552,619	$ 1,003,112	$ 8,555,731

Three Months Ended September 30, 2020:
Automotive	$ 4,660,451	$ 34,687	$ 4,695,138
Non-automotive	2,363,965	586,156	2,950,121
Total net sales	$ 7,024,416	$ 620,843	$ 7,645,259

Nine Months Ended September 30, 2021:
Automotive	$ 13,410,100	$ 100,953	$ 13,511,053
Non-automotive	9,433,241	3,280,776	12,714,017
Total net sales	$ 22,843,341	$ 3,381,729	$ 26,225,070

Nine Months Ended September 30, 2020:
Automotive	$ 10,653,621	$ 107,476	$ 10,761,097
Non-automotive	6,621,934	1,942,203	8,564,137
Total net sales	$ 17,275,555	$ 2,049,679	$ 19,325,234

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2021:
United States	$ 6,300,067	$ 981,905	$ 7,281,972
Foreign	1,252,552	21,207	1,273,759
Total net sales	$ 7,552,619	$ 1,003,112	$ 8,555,731

Three Months Ended September 30, 2020:
United States	$ 5,909,756	$ 603,858	$ 6,513,614
Foreign	1,114,660	16,985	1,131,645
Total net sales	$ 7,024,416	$ 620,843	$ 7,645,259

Nine Months Ended September 30, 2021:
United States	$ 18,589,576	$ 3,320,415	$ 21,909,991
Foreign	4,253,765	61,314	4,315,079
Total net sales	$ 22,843,341	$ 3,381,729	$ 26,225,070

Nine Months Ended September 30, 2020:
United States	$ 14,721,327	$ 1,891,485	$ 16,612,812
Foreign	2,554,228	158,194	2,712,422
Total net sales	$ 17,275,555	$ 2,049,679	$ 19,325,234

5.  The Company’s effective tax rates were approximately 16.9% and 25.4% for the third quarter of 2021 and 2020, respectively, and 20.9% and (32.7)% for the nine months ended September 30, 2021 and 2020, respectively.  The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises.  As a result, the Company’s effective tax rates in the 2020 periods were higher than the statutory rates.

The Company’s federal income tax returns for the 2018, 2019 and 2020 tax years are subject to examination by the Internal Revenue Service (“IRS”).  While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.  No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2018, 2019 and 2020 federal income tax returns will expire on September 15, 2022, 2023 and 2024, respectively.

The Company’s state income tax returns for the 2018 through 2020 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2024.  The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	September 30, 2021	December 31, 2020
Raw material	$ 3,922,808	$ 2,245,709
Work-in-process	2,190,572	1,410,868
Finished goods	2,239,890	2,096,717
Inventories, gross	8,353,270	5,753,294
Valuation reserves	(608,000)	(600,000)
Inventories, net	$ 7,745,270	$ 5,153,294

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2021:
Net sales	$ 7,552,619	$ 1,003,112	0	$ 8,555,731

Depreciation	291,512	33,534	5,448	330,494

Segment operating profit	480,288	215,869	0	696,157
Selling and administrative expenses	0	0	(491,547)	(491,547)
Interest income	0	0	3,049	3,049
Income before income taxes				$ 207,659

Capital expenditures	77,007	0	165,395	242,402

Segment assets:
Accounts receivable, net	5,623,045	451,698	0	6,074,743
Inventories, net	6,553,617	1,191,653	0	7,745,270
Property, plant and equipment, net	9,986,600	1,468,262	1,263,290	12,718,152
Other assets	0	0	6,093,884	6,093,884
				$ 32,632,049

Three Months Ended September 30, 2020:
Net sales	$ 7,024,416	$ 620,843	0	$ 7,645,259

Depreciation	297,533	32,869	8,377	338,779

Segment operating loss	783,234	103,759	0	886,993
Selling and administrative expenses	0	0	(493,370)	(493,370)
Interest income	0	0	20,512	20,512
Income before income taxes				$ 414,135

Capital expenditures	28,165	0	92,140	120,305

Segment assets:
Accounts receivable, net	5,059,552	287,364	0	5,346,916
Inventories, net	3,880,189	1,064,617	0	4,944,806
Property, plant and equipment, net	10,381,970	1,588,157	1,064,667	13,034,794
Other assets	0	0	8,108,571	8,108,571
				$ 31,435,087
Nine Months Ended September 30, 2021:
Net sales	$ 22,843,341	$ 3,381,729	0	$ 26,225,070

Depreciation	874,037	100,600	16,346	990,983

Segment operating profit	1,982,084	852,571	0	2,834,655
Selling and administrative expenses	0	0	(1,547,845)	(1,547,845)
Interest income	0	0	17,484	17,484
Income before income taxes				$ 1,304,294

Capital expenditures	410,281	0	177,334	587,615

Nine Months Ended September 30, 2020:
Net sales	$ 17,275,555	$ 2,049,679	0	$ 19,325,234

Depreciation	891,177	98,607	25,132	1,014,916

Segment operating profit	533,742	319,340	0	853,082
Selling and administrative expenses	0	0	(1,547,606)	(1,547,606)
Interest income	0	0	79,711	79,711
Loss before income taxes				$ (614,813)

Capital expenditures	225,707	0	149,950	375,657

8.  COVID-19 -In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the virus and the response domestically and internationally to combat it caused a significant negative impact on the global economy, including the automotive industry upon which we rely for sales.  Beginning in March 2020, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to limit the spread of the coronavirus.  Similar measures also took place in foreign markets we serve.  As a result, our operations and the operations of our customers and suppliers were adversely affected.  Since some of our customers are classified as essential businesses and were allowed to continue to operate during this period, we were able to continue our operations, but at a significantly reduced level, in order to service those customers.  Our automotive customers were particularly affected, as much of the sector was idled for an extended period of time during the second quarter of 2020 due to employee safety concerns.  While most shut-down orders were lifted late in that quarter, various work-related restrictions continued and the economic fallout spread.  During this period of rapidly changing business conditions and heightened uncertainty resulting from COVID-19, we took measures to reduce expenses and conserve capital, including reduced work schedules, delayed capital expenditures and a reduction in dividend payments.  In the second half of 2020, we experienced improved demand as certain government-imposed restrictions were relaxed.  While the economy has improved dramatically since this time last year, labor shortages and supply chain disruptions persist.  The timing and sustainability of a broader economic recovery is uncertain and may continue to be tied to the course of the pandemic.  As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2021 were $8,555,731 compared to $7,645,259 in the third quarter of 2020, an increase of $910,472, or 11.9%. As of September 30, 2021, year to date sales totaled $26,225,070 compared to $19,325,234, for the first three quarters of 2020, an increase of $6,899,836, or 35.7%.  Current year-to-date sales reflect an improvement of 2.1% compared to the $25,686,034 reported for the first three quarters of 2019.  Net income for the third quarter of 2021 was $172,659, or $0.18 per share compared to $309,135, or $0.32 per share in the third quarter of 2020.  The decline in net income in the quarter was primarily due to higher operating costs in the current year, especially related to raw materials, transportation and labor.  Net income for the first three quarters of 2021 was $1,032,294, or $1.07 per share, compared to a net loss of $413,813, or $0.43 per share, for the same period in 2020 and net income of $832,198, or $0.86 per share, reported in 2019.

Fastener segment revenues were $7,552,619 in the third quarter of 2021 compared to $7,024,416 in the year earlier quarter, an increase of $528,203, or 7.5%.  While sales to non-automotive customers improved by $929,110, or 39.3% compared to the year earlier quarter, sales to automotive customers declined by $400,907, or 8.6%, as supply chain disruptions reduced demand from such customers.  For the first three quarters of 2021, fastener segment revenues were $22,843,341 compared to $17,275,555 in 2020, an increase of $5,567,786, or 32.2%.  The year-to-date increase is primarily due to the negative impact of the COVID-19 pandemic on 2020 demand.  The automotive sector is the primary market for our fastener segment products and much of that sector was idled for an extended period of time during the second quarter of 2020 due to the pandemic.  As a result, current year sales to automotive customers have increased $2,756,479, or 25.9%.  Sales to our non-automotive customers have increased $2,811,307, or 42.5%, in the current year.  The increase in fastener segment sales did not result in an increase in gross margins in the third quarter due to higher operating costs.  Fastener segment gross margins were $1,195,425 in the third quarter of 2021 compared to $1,479,652 in the third quarter of 2020.  We have seen an increase of approximately 34% in the price of steel, our primary raw material. Labor costs have increased due to the tight labor market and transportation costs have also increased significantly.  Year-to-date, gross margins have improved to $4,113,646 from $2,531,440 in the first three quarters of 2020.  The improvement in gross margins on a year-to-date basis is primarily due to the increase in sales which more than offsets the higher costs incurred to date.

Assembly equipment segment revenues were $1,003,112 in the third quarter of 2021 compared to $620,843 in the third quarter of 2020, an increase of $382,269, or 61.6%. For the first nine months of 2021, assembly equipment segment sales were $3,381,729 compared to $2,049,679 for the same period in 2020, an increase of $1,332,050, or 65.0%.  In addition to the general rebound in demand for assembly equipment we have experienced since the pandemic-related shut downs of early 2020, revenue growth has also come from the sale of more specialty machines in 2021.  The increase in revenue was the primary cause of the increase in assembly equipment segment gross margins to $290,606 in the third quarter of 2021 from $160,841 in the third quarter of 2020.  For the first three quarters of 2021, gross margins were $1,083,899 compared to $489,630 in 2020, an increase of $594,269.

Selling and administrative expenses for the third quarter of 2021 were $1,290,046 compared to $1,258,995 in the year earlier quarter, an increase of $31,051, or 2.5%. The increase was primarily due to IT consulting expenses incurred during the quarter.  Selling and administrative expenses for the first three quarters of 2021 were $3,936,995 compared to $3,758,752 for the same period of 2020, an increase of $178,243, or 4.7%.  Commission expense increased $99,459 in the current year due to the improvement in sales in 2021, accounting for the majority of the increase.  Profit sharing expense has increased $40,000 due to the improvement in operating profit in the current year.  The remaining net increase relates to various smaller changes in expense items.  Selling and administrative expenses as a percentage of net sales for the first nine months of 2021 was 15.0% compared to 19.4% for the first nine months of 2020.

Other Income

Other income in the third quarter of 2021 was $11,674 compared to $32,637 in the third quarter of 2020.  Other income for the first three quarters of 2021 was $43,744 compared to $122,869 in the same period of 2020.  The declines were primarily due to a reduction in interest income on certificates of deposit, due to lower interest rates, in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 16.9% and 25.4% for the third quarter of 2021 and 2020, respectively.  The Company’s effective tax rates were approximately 20.9% and (32.7)% for the nine months ended September 30, 2021 and 2020, respectively.  The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020.  The CARES Act allows for the carryback of any net operating loss arising in a tax year beginning after December 31, 2017 and before January 1, 2021, to each of the five tax years preceding the tax year in which the loss arises.  As a result, the Company’s effective tax rates in the 2020 periods were higher than the statutory rates.

Liquidity and Capital Resources

Working capital as of September 30, 2021 was $17,299,668, an increase of $733,379 from the beginning of the year. During the first three quarters of 2021, inventory increased by $2,591,976 due to raw material price increases and accelerated purchases in anticipation of further price increases and ongoing supply chain disruptions.  Other items impacting working capital in 2021 were capital expenditures of $587,615, which consisted primarily of equipment used in fastener production activities, and dividends paid of $637,647.  The net result of these changes and other cash flow items was to leave cash, cash equivalents and certificates of deposit at $5,616,282 as of September 30, 2021 compared to $7,300,731 at the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

We experienced an increase in overall demand during the third quarter as the economy continued to improve from the worst period of the pandemic.  However, our sales to automotive customers, our primary customer market, declined due to various customer plant shut-downs related to their shortage of critical components.  These shortages are expected to continue in the near-term and may continue to negatively impact demand.  Although overall sales increased during the third quarter compared to a year earlier, higher operating expenses resulted in a decline in net income for the quarter.  We have experienced significantly higher prices for various commodities compared to last year in addition to longer lead times for certain items.  Cost increases can be difficult to recover and are expected to persist while supply constraints exist.  Additionally, a general labor shortage has kept staffing below ideal levels and resulted in higher than anticipated labor costs.  These factors, as well as the ongoing uncertainties related to COVID-19, are expected to continue to present challenges in the near-term.

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

Date:  November 9, 2021

/s/               Walter W. Morrissey

Walter W. Morrissey

Chairman of the Board of Directors

 and Chief Executive Officer

 (Principal Executive Officer)

Date:  November 9, 2021

/s/                    Michael J. Bourg

Michael J. Bourg

President, Chief Operating

 Officer and Treasurer

 (Principal Financial Officer