Form 10-K
period 2021-12-31
CHICAGO RIVET & MACHINE CO
filed 2022-03-21
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2021 was $20,323,420.

As of March 18, 2022, there were 966,132 shares of the Company's common stock outstanding.

Documents Incorporated By Reference

Portions of the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company's 2022 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

                                                               YEAR ENDING DECEMBER 31, 2021

ItemPage

No. No.

                                                                                  Part I

1.Business 3

1A.Risk Factors 4

1B.Unresolved Staff Comments 7

2.Properties 7

3.Legal Proceedings 7

4.Mine Safety Disclosures 7

                                                                                 Part II

5.Market for Registrant’s Common Equity, Related Stockholder Matters

            and Issuer Purchases of Equity Securities9

6.Selected Financial Data 9

7.Management's Discussion and Analysis of Financial Condition

and Results of Operations 9

7A.Quantitative and Qualitative Disclosures About Market Risk12

8.Financial Statements and Supplementary Data13

9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure26

9A.Controls and Procedures26

9B.Other Information26

                                                                                 Part III

10.Directors, Executive Officers and Corporate Governance27

11.Executive Compensation27

12.Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters27

13.Certain Relationships and Related Transactions,

and Director Independence27

14.Principal Accountant Fees and Services27

                                                                                 Part IV

15.Exhibits and Financial Statement Schedules28

16.Form 10-K Summary28

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

The Company serves a variety of customers.  Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components.  The level of business activity for the Company is closely related to the overall level of industrial activity in the United States.  During 2021, sales to three customers were at least 10% of the Company’s consolidated revenues.  Sales to TI Group Automotive Systems, LLC accounted for approximately 13% and 14% of the Company’s consolidated revenues in 2021 and 2020, respectively.  Sales to Cooper-Standard Holdings Inc. accounted for approximately 11% and 12% of the Company’s consolidated revenues in 2021 and 2020, respectively.  Sales to Parker-Hannifin Corporation accounted for approximately 12% and 10% of the Company's consolidated revenues in 2021 and 2020, respectively.

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

At December 31, 2021, the Company employed 201 people.

   The Company has no foreign operations.  Sales to foreign customers represent approximately 16% of the Company's total sales.

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

In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. On January 30, 2020, the World Health Organization declared a Public Health Emergency of International Concern regarding the outbreak of COVID-19. In response to the resulting pandemic, governments around the world took various preventative measures in order to control the spread of the virus, including restricting travel, full or partial business shutdowns and implementing social distancing policies.  As a result, we experienced a significant drop in orders, especially in the second quarter of 2020, and the global economy was plunged into a recession.  Although business conditions in our markets had improved by late in the third quarter of that year, the effects of the pandemic have continued to negatively impact our operations and those of our customers and suppliers. The duration of these effects is uncertain and will likely be tied to the course of the pandemic.  As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

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

We face intense competition.

We compete with a number of other manufacturers and distributors that produce and sell products similar to ours.  Price, quality and service are the primary elements of competition.  Our competitors include a large number of independent domestic and international suppliers.  We are not as large as a number of these companies and do not have as many financial or other resources.  Faced with intense international competition and pressure to reduce costs, many customers have expanded their sourcing of components worldwide.  As a result, we have experienced competition from suppliers in other parts of the world that benefit from economic advantages, such as lower labor costs, lower health care costs and fewer regulatory burdens.  There can be no assurance that we will be able to compete successfully with existing or new competitors.  Increased competition could have a material adverse effect on our business, results of operations and financial condition.

We rely on sales to major customers.

Our sales to three customers constituted approximately 36% of our consolidated revenues in 2021.  Sales to TI Group Automotive Systems, LLC, Parker-Hannifin Corporation and Cooper-Standard Holdings Inc. accounted for approximately 13%, 12% and 11% of the Company's consolidated revenues in 2021, respectively.  The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Supply Chain Disruptions.

Many of our customers depend upon intricate just-in-time supply chain systems.  A disruption in a supply chain caused by one or more suppliers, and/or an unrelated supplier, due to part shortages, work stoppages, bankruptcy, raw material shortages, natural disasters, coronavirus, tariffs, etc. could adversely impact our business, or our customers’ business, which could have a material adverse effect on our results of operations and financial condition.

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

The price of our common stock is subject to volatility, and our stock is thinly-traded.

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

Our common stock is traded on the NYSE American (not registered, trading privileges only).  The average daily trading volume for our common stock during 2021 was less than 4,000 shares per day.  As a result, you may have difficulty selling shares of our common stock, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B - Unresolved Staff Comments

None.

ITEM 2 - Properties

The Company's headquarters is located in Naperville, Illinois.  The Company conducts its manufacturing and warehousing operations at three additional facilities.  All of these facilities are described below.  Each facility is owned by the Company and considered suitable and adequate for its present use.

Of the properties described below, the Madison Heights, Michigan facility is used entirely in the fastener segment.  The Albia, Iowa facility is used exclusively in the assembly equipment segment.  The Tyrone, Pennsylvania and the Naperville, Illinois facilites are utilized in both operating segments.

Plant Locations and Descriptions

Naperville, IllinoisBrick, concrete block and partial

metal construction with metal roof.

Tyrone, PennsylvaniaConcrete block with small tapered

beam type warehouse.

Albia, IowaConcrete block with prestressed

concrete roof construction.

Madison Heights, MichiganConcrete, brick and partial metal

construction with metal roof.

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

ITEM 4 - Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

   The names, ages and positions of all executive officers of the Company, as of March 15, 2022, are listed below.  Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders.  There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

Name and Age of OfficerPositionYears an Officer

Walter W. Morrissey79Chairman, Chief Executive Officer2

Michael J. Bourg59President, Chief Operating Officer23

and Treasurer

-Mr. Morrissey has been Chairman of the Board of Directors of the Company and Chief Executive Officer since May 2020.  He has been a director of the Company since 1972.

- Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006.  Prior to that, he served in various executive roles since joining the Company in December 1998.  He has been a director of the Company since May 2006.

PART II

ITEM 5 - Market for Registrant's Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the NYSE American (trading privileges only, not registered).  As of March 5, 2022 there were approximately 140 shareholders of record of such stock.

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

RESULTS OF OPERATIONS

Financial results for the first three quarters of 2021 improved dramatically over the same period in 2020 which was adversely impacted by the global COVID-19 pandemic.  Although the pandemic continued to present many challenges in 2021, as of September 30, 2021, sales had increased $6,899,836, or 35.7%, compared to the same period in 2020.  Ongoing supply chain disruptions weighed heavily on demand from our automotive sector customers during the fourth quarter even as overall economic activity improved.  As a result, sales in the fourth quarter of 2021 were limited to $7,749,488 compared to $8,265,419 a year earlier, a decline of $515,931, or 6.2%.  The combination of lower sales and higher costs in the quarter resulted in a reduction in fourth quarter net income compared to a year earlier.  Net income was $81,178, or $0.08 per share, in the fourth quarter of 2021 compared to $464,263, or $0.48 per share, for the fourth quarter of 2020.  For the full year 2021, net sales were $33,974,558 compared to $27,590,653 in 2020, an increase of $6,383,905, or 23.1%.  Net sales in 2021 reflect an increase of $1,101,556, or 3.4%, compared to the $32,873,002 reported in 2019.  Full year net income in 2021 was $1,113,472, or $1.15 per share, compared to $50,450, or $0.05 per share, in 2020 and net income of $538,314, or $0.56 per share, in 2019.

2021 Compared to 2020

Fastener segment revenues were $6,988,047 in the fourth quarter of 2021 compared to $7,332,308 reported in the fourth quarter of 2020, a decline of $344,261, or 4.7%.  The decline was primarily due to the ongoing computer chip shortage and transportation bottlenecks that have constrained automotive production.  During the fourth quarter, sales to automotive customers declined $795,623, which more than offset an increase in sales to non-automotive customers of $451,362.  Fastener segment revenues for the full year 2021 were $29,831,388 compared to $24,607,863 in 2020, an increase of $5,223,525, or 21.2%.  The full year increase in fastener segment sales is primarily due to the strong rebound in demand from the negative impact of the COVID-19 pandemic in 2020.  The automotive sector is the primary market for our fastener segment products and much of that sector was idled for an extended period of time during the second quarter of 2020 due to the pandemic.  Total sales to automotive customers in 2021 increased $1,960,855, or 12.6%, compared to 2020.  Sales to our non-automotive customers increased $3,262,670, or 36.3%, in 2021 compared to 2020.  The net decline in sales in the fourth quarter of 2021, combined with worsening inflation, resulted in lower fastener segment gross margin of $1,072,310 compared to $1,638,836 in the year earlier quarter, a decline of $566,526.  For the full year 2021, fastener segment gross margins were $5,185,956 compared to $4,170,276 in 2020, an increase of $1,015,680.  The increase in sales for the full year 2021 was the primary factor impacting gross margins for the year.

Assembly equipment segment revenues were $761,441 in the fourth quarter of 2021, compared to $933,111 in the fourth quarter of 2020, a decline of $171,670, or 18.4%.  For the full year 2021, assembly equipment segment revenues were $4,143,170, compared to $2,982,790 reported in 2020, an increase of $1,160,380, or 38.9%.  Assembly equipment segment sales in 2021 were the highest annual total since 2007 as the recovery from the COVID-19 pandemic took hold.  Gross margins declined in the fourth quarter of 2021 to $195,237 from $255,296 in the fourth quarter of 2020, due to lower sales volume and due to 2020 revenue being more heavily weighted towards higher margin custom machine sales.  For the full year 2021, assembly equipment segment gross margins improved, along with sales, to $1,279,136 from $744,926 in 2020.

Selling and administrative expenses were $5,106,177 in 2021 compared to $4,998,216 in 2020, an increase of $107,961, or 2.2%.  The increase was primarily due to a $79,469 increase in commission expense related to the higher sales in 2021.  The remaining net change relates to various smaller items.  As a percentage of net sales, selling and administrative expenses were 15.0% in 2021 compared to 18.1% in 2020.

Other income was $55,557 in 2021 compared to $148,464 in 2020.  Other income is primarily comprised of interest income which declined during the year due to lower interest rates and lower invested balances.

The Company’s effective income tax rates were 21.3% and 22.9% in 2021 and 2020, respectively.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company.  At the onset of the COVID-19 pandemic in 2020, the Company reduced the regular quarterly dividend from $0.22 per share to $0.10 per share.  The dividend was restored to the pre-pandemic amount in February 2021.  The Company paid four regular quarterly dividends in 2021 totaling $0.88 per share.  On February 21, 2022, the Board of Directors declared a regular quarterly dividend of $0.22 per share, payable March 18, 2022 to shareholders of record on March 4, 2022.  This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 88 years.

PROPERTY, PLANT AND EQUIPMENT

Capital expenditures during 2021 were $670,898.  Of the total, $493,564 related to fastener segment activities, including cold heading equipment additions of $62,600, secondary processing equipment of $360,588 and general plant equipment additions of $70,376.  Additional investments of $177,334 were made in 2021 for facilities improvements that benefit both the assembly equipment segment and the fastener segment.

Total capital expenditures in 2020 were $824,136.  Fastener segment additions accounted for $614,835 of the total, including $410,114 for cold heading and screw machine equipment, $97,908 for inspection equipment and $40,000 for equipment to perform secondary operations on parts. The remaining $66,813 of fastener segment additions consisted of parts cleaning and material handling equipment.  Assembly equipment segment additions in 2020 were $13,924 for production equipment.  Investments for the benefit of both operating segments, primarily for building improvements, totaled $195,377 during 2020.

Depreciation expense was $1,318,554 in 2021 and $1,347,305 in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2021 was $17,421,585, an increase of $855,296 from the beginning of the year.  The net change was primarily due to an increase in inventory of $3,366,486 which was only partially offset by a reduction in cash, cash equivalents and certificates of deposit of $2,522,777.  In addition to higher prices for raw materials, the increase in inventory was due to accelerated purchases in anticipation of further price increases and to manage the impact of supply chain disruptions.  The Company’s investing activities in 2021 included the net maturities of certificates of deposit of $1,992,000 and capital expenditures of $670,898.  The only financing activity during 2021 was the payment of $850,196 in dividends.  The Company's holdings in cash, cash equivalents and certificates of deposit amounted to $4,777,954 at the end of 2021.

Management believes that current cash, cash equivalents and operating cash flow will be sufficient to provide adequate working capital for the next twelve months.

Off-Balance Sheet Arrangements

The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period.  We base our estimates and assumptions on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances.  We evaluate our estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.  A summary of critical accounting policies can be found in Note 1 of the financial statements.

Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods.  We have reviewed our accounting estimates, and none were deemed to be considered critical for the accounting periods presented.  While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. Additionally, future facts and circumstances could change and impact our estimates and assumptions.

NEW ACCOUNTING STANDARDS

The Company’s financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards.  A summary of recent accounting pronouncements can be found in Note 1 of the financial statements.

OUTLOOK FOR 2022

As we entered 2021, the introduction of vaccines offered hope of a continued rebound from the pandemic-induced recession and a return to more stable operations. Instead, in addition to ongoing COVID-19 related challenges, we were faced with labor market shortages, supply chain disruptions and inflation at a rate not seen in decades.  All these factors resulted in much higher operating costs and operational challenges.  Nevertheless, financial results in 2021 were more positive than those of 2020 and 2019.

As we begin 2022, both our fastener segment and our assembly equipment segment have seen stable demand.  However, demand from automotive sector customers, our primary customer market, continues to be constrained as a shortage of computer chips limits their production activities.  These shortages are expected to persist in the near-term which would negatively impact demand from such customers.  The current high rate of inflation is particularly concerning as it has impacted not only raw materials, but also labor, energy, transportation and other inputs related to production.  Our efforts to pass on these increases have resulted in some success, but continue to be challenged.  We have also had difficulties maintaining staffing at ideal levels due to the tight labor market.  These factors, as well as the uncertainties that COVID-19 still presents, are expected to continue to be obstacles in the near-term.

Our healthy financial condition has allowed us to successfully navigate the difficult operating environment brought on by the pandemic and should provide a sound basis for future activities.  We were able to increase our investment in equipment in 2021 compared to the previous year and expect to make additional investments in 2022 as one means to maintain competitiveness.  We will also continue our efforts to develop new customer relationships and build on existing ones in all the markets we serve by emphasizing our experience, quality and customer service in a very competitive global marketplace.

The positive results in the past year and our success in a uniquely challenging environment would not have been possible without the conscientious efforts of our dedicated employees, who consistently strive to exceed our customers’ expectations related to quality, price and service.  We are grateful for their contributions as well as for the loyalty of our customers that have placed their confidence in us to help them achieve their goals.  We also take this opportunity to thank our shareholders for their continued support.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.

ITEM 8 - Financial Statements and Supplementary Data

 CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Chicago Rivet & Machine Co.

Naperville, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Rivet & Machine Co. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/Crowe LLP/

We have served as the Company's auditor since 2014.

Oak Brook, Illinois

March 21, 2022

CHICAGO RIVET & MACHINE CO.
Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets

Current Assets
Cash and Cash Equivalents	$ 2,036,954	$ 2,567,731
Certificates of Deposit	2,741,000	4,733,000
Accounts Receivable - Less allowances of $170,000	5,647,984	5,163,450
Inventories, net	8,519,780	5,153,294
Prepaid Income Taxes	440	85,940
Other Current Assets	346,236	383,772
Total Current Assets	19,292,394	18,087,187
Property, Plant and Equipment, net	12,473,864	13,150,884

Total Assets	$ 31,766,258	$ 31,238,071

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$ 692,635	$ 466,424
Accrued Wages and Salaries	509,332	482,008
Other Accrued Expenses	366,418	322,968
Unearned Revenue and Customer Deposits	302,424	249,498
Total Current Liabilities	1,870,809	1,520,898
Deferred Income Taxes, net	926,084	1,011,084

Total Liabilities	2,796,893	2,531,982

Commitments and contingencies (Note 7)

Shareholders' Equity
Preferred Stock, No Par Value, 500,000 Shares Authorized: None Outstanding	-	-
Common Stock, $1.00 Par Value, 4,000,000 Shares Authorized: 1,138,096 Shares Issued, 966,132 Shares Outstanding	1,138,096	1,138,096
Additional Paid-in Capital	447,134	447,134
Retained Earnings	31,306,233	31,042,957
Treasury Stock, 171,964 Shares at cost	(3,922,098)	(3,922,098)
Total Shareholders' Equity	28,969,365	28,706,089

Total Liabilities and Shareholders' Equity	$ 31,766,258	$ 31,238,071

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Income

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net Sales	$ 33,974,558	$ 27,590,653
Cost of Goods Sold	27,509,466	22,675,451

Gross Profit	6,465,092	4,915,202
Selling and Administrative Expenses	5,106,177	4,998,216

Operating Profit (Loss)	1,358,915	(83,014)

Other Income	55,557	148,464

Income Before Income Taxes	1,414,472	65,450
Provision for Income Taxes	301,000	15,000

Net Income	$ 1,113,472	$ 50,450

Net Income Per Share	$ 1.15	$ 0.05

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity

		Common Stock				Treasury Stock, At Cost
	Preferred Stock	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2019	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,494,895	171,964	$ (3,922,098)	$ 29,158,027
Net Income					50,450			50,450
Dividends Declared ($0.52 per share)					(502,388)			(502,388)
Balance, December 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,042,957	171,964	$ (3,922,098)	$ 28,706,089
Net Income					1,113,472			1,113,472
Dividends Declared ($0.88 per share)					(850,196)			(850,196)
Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$ (3,922,098)	$ 28,969,365

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash Flows from Operating Activities:
Net Income	$ 1,113,472	$ 50,450
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	1,318,554	1,347,305
Loss on the Sale of Equipment	21,564	0
Deferred Income Taxes	(85,000)	68,000
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	(484,534)	(554,136)
Inventories, net	(3,366,486)	(202,117)
Other Current Assets	123,036	15,666
Accounts Payable	226,211	(24,156)
Accrued Wages and Salaries	27,324	(147,964)
Other Accrued Expenses	43,450	(26,101)
Unearned Revenue and Customer Deposits	52,926	96,854
Net Cash (Used in) Provided by Operating Activities	(1,009,483)	623,801

Cash Flows from Investing Activities:
Capital Expenditures	(670,898)	(824,136)
Proceeds from the Sale of Equipment	7,800	0
Proceeds from Certificates of Deposit	4,484,000	6,574,000
Purchases of Certificates of Deposit	(2,492,000)	(4,733,000)
Net Cash Provided by Investing Activities	1,328,902	1,016,864

Cash Flows from Financing Activities:
Cash Dividends Paid	(850,196)	(502,388)
Net Cash Used in Financing Activities	(850,196)	(502,388)

Net (Decrease) Increase in Cash and Cash Equivalents	(530,777)	1,138,277
Cash and Cash Equivalents:
Beginning of Year	2,567,731	1,429,454
End of Year	$ 2,036,954	$ 2,567,731

Net Cash Paid (Refunds Received) for Income Taxes	$ 300,500	$ (25,246)

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1 - Nature of Business and Significant Accounting Policies

Nature of Business-The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.

A summary of the Company’s significant accounting policies follows:

Principles of Consolidation-The consolidated financial statements include the accounts of Chicago Rivet & Machine Co. and its wholly-owned subsidiary, H & L Tool Company, Inc. (“H & L Tool”).  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition- Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances, which vary over time.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of December 31, 2021 and 2020, reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.  In 2021 and 2020 the Company recognized revenue from such payments of $248,799 and $151,944, respectively, that was included in the unearned revenue balance at the beginning of the period.  Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Credit Risk-The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry.  The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.  The Company has established an allowance for accounts that may become uncollectible in the future.  This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience.  The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses.  The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history and the customer's current ability to pay its obligation.  Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered.

Cash and Cash Equivalents and Certificates of Deposit-The Company considers all highly liquid investments, including certificates of deposit, with a maturity of three months or less when purchased to be cash equivalents.  Certificates of deposit with an original maturity of greater than three months are separately presented at cost which approximates market value.  The Company maintains cash on deposit in several financial institutions. At times, the account balances may be in excess of Federal Deposit Insurance Corporation insured limits.

Fair Value of Financial Instruments-The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable approximate fair value based on their short-term nature.

Inventories-Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.  The value of inventories is reduced for estimated excess and obsolete inventories based on a review of on-hand inventories compared to historical and estimated future sales and usage.

Property, Plant and Equipment-Properties are stated at cost and are depreciated over their estimated useful lives using the straight-line method for financial reporting purposes.  Accelerated methods of depreciation are used for income tax purposes.  Direct costs related to developing or obtaining software for internal use are capitalized as property and equipment.  Capitalized software costs are amortized over the software’s useful life when the software is placed in service.  The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life
Land improvements……………..	15 to 40 years
Buildings and improvements……	10 to 40 years
Machinery and equipment………	5 to 18 years
Capitalized software costs………	3 to 5 years
Other equipment…………………	3 to 10 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  There were no triggering events requiring assessment of impairment as of December 31, 2021 and 2020.

When properties are retired or sold, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is recognized in current operations.  Maintenance, repairs and minor betterments that do not improve the related asset or extend its useful life are charged to operations as incurred.

Income Taxes—Deferred income taxes are determined under the asset and liability method.  Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements.  Deferred taxes are shown on the balance sheet as a net long-term asset or liability.

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.  In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  As of December 31, 2021 and 2020, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense.  There were no such expenses in 2021 or 2020.

The Company’s federal income tax returns for the 2018 through 2020 tax years are subject to examination by the Internal Revenue Service (“IRS”).  While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.

No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2018, 2019 and 2020 federal income tax returns will expire on September 15, 2022, 2023 and 2024, respectively.

The Company’s state income tax returns for the 2018 through 2020 tax years are subject to examination by various state authorities with the latest closing period on October 31, 2024.  The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

Segment Information-The Company reports segment information based on the internal structure and reporting of the Company’s operations.

Net Income Per Share- Net income per share of common stock is based on the weighted average number of shares outstanding of 966,132 in 2021 and 2020.

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Significant items subject to estimates and assumptions include depreciable lives, deferred taxes and valuation allowances for accounts receivable and inventory obsolescence.  Actual results could differ from those estimates.

Recent Accounting Pronouncements- In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic.  ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company believes that the most notable impact of this ASU relates to its processes around the assessment of the adequacy of its allowance for doubtful accounts on trade accounts receivable and is not expected to have a material impact on our consolidated financial statements.

2 - Balance Sheet Details

	December 31, 2021	December 31, 2020
Inventories:
Raw materials	$ 4,645,923	$ 2,245,709
Work in process	2,181,457	1,410,868
Finished goods	2,304,400	2,096,717
	9,131,780	5,753,294
Valuation reserves	(612,000)	(600,000)
	$ 8,519,780	$ 5,153,294

	December 31, 2021	December 31, 2020
Property, Plant and Equipment, net:
Land and improvements	$ 1,778,819	$ 1,636,749
Buildings and improvements	8,456,983	8,534,317
Machinery and equipment	35,618,735	35,194,944
Capitalized software and other	1,060,379	1,045,027
	46,914,916	46,411,037
Accumulated depreciation	(34,441,052)	(33,260,153)
	$ 12,473,864	$ 13,150,884

	December 31, 2021	December 31, 2020
Other Accrued Expenses:
Profit sharing plan contribution	$ 145,000	$ 120,000
Property taxes	80,269	84,570
All other items	141,149	118,398
	$ 366,418	$ 322,968

	December 31, 2021	December 31, 2020
Allowance for Doubtful Accounts:
Balance at beginning of year	$ 170,000	$ 140,000
Charges to statement of income	0	35,774
Write-offs	0	(5,774)
Balance at end of year	$ 170,000	$ 170,000

	December 31, 2021	December 31, 2020
Inventory Valuation Reserves:
Balance at beginning of year	$ 600,000	$ 457,000
Charges to statement of income	41,308	155,058
Write-offs	(29,308)	(12,058)
Balance at end of year	$ 612,000	$ 600,000

3 - Income Taxes—The provision for income tax expense consists of the following:

	2021	2020
Current:
Federal	$ 378,000	$ (53,000)
State	8,000	0
Deferred	(85,000)	68,000
	$ 301,000	$ 15,000

The following is a reconciliation of the statutory federal income tax rate to the actual effective tax rate:

	2021		2020
	Amount	%	Amount	%
Expected tax at U.S. statutory rate	$ 297,000	21.0	$ 14,000	21.0
Permanent differences	(2,000)	(0.1)	1,000	1.9
State taxes, net of federal benefit	6,000	0.4	0	0
Income tax expense	$ 301,000	21.3	$ 15,000	22.9

The deferred tax assets (liabilities) consist of the following:

	2021	2020

Depreciation and amortization	$ (1,196,119)	$ (1,295,804)
Inventory	157,600	175,739
Accrued vacation	74,037	70,787
Allowance for doubtful accounts	38,250	38,250
Other, net	148	(56)
	$ (926,084)	$(1,011,084)

Valuation allowances related to deferred taxes are recorded based on the “more likely than not” realization criteria.  The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions.  A deferred tax valuation allowance was not required at December 31, 2021 or 2020.

4 - Profit Sharing Plan- The Company has a noncontributory profit sharing plan covering substantially all employees.  Total expenses relating to the profit sharing plan amounted to $145,000 in 2021 and $120,000 in 2020.

5 - Other Income- consists of the following:

	2021	2020
Interest income	$ 19,797	$ 94,956
Other	35,760	53,508
	$ 55,557	$ 148,464

6 - Segment Information- The Company operates in the United States in two business segments as determined by its products.  The fastener segment, which comprises H & L Tool and the parent company’s fastener operations, includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.  Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Year Ended December 31, 2021:
Net Sales………………………………………	$ 29,831,388	$ 4,143,170	$ 0	$ 33,974,558

Depreciation……………………………………...	1,161,596	134,957	22,001	1,318,554

Segment operating profit………………………	2,384,486	997,048	0	3,381,534
Selling and administrative expenses…………..	0	0	(2,022,619)	(2,022,619)
Other income……………………………………..	0	0	55,557	55,557
Income before income taxes……………………				1,414,472

Capital expenditures…………………………….	493,564	0	177,334	670,898

Segment assets:
Accounts receivable, net……………………...	5,302,257	345,727	0	5,647,984
Inventories, net………………………………...	7,214,050	1,305,730	0	8,519,780
Property, plant and equipment, net………….	9,782,324	1,433,905	1,257,635	12,473,864
Other assets……………………………………	0	0	5,124,630	5,124,630
				31,766,258

Year Ended December 31, 2020:
Net Sales………………………………………	$ 24,607,863	$ 2,982,790	$ 0	$ 27,590,653

Depreciation……………………………………...	1,182,555	131,826	32,924	1,347,305

Segment operating profit………………………	1,531,933	513,250	0	2,045,183
Selling and administrative expenses…………..	0	0	(2,128,197)	(2,128,197)
Other income……………………………………..	0	0	148,464	148,4640
Income before income taxes……………………				65,450

Capital expenditures…………………………….	614,835	13,924	195,377	824,136

Segment assets:
Accounts receivable, net……………………...	4,906,239	257,211	0	5,163,450
Inventories, net………………………………...	4,024,138	1,129,156	0	5,153,294
Property, plant and equipment, net………….	10,479,720	1,568,862	1,102,302	13,150,884
Other assets……………………………………	0	0	7,770,443	7,770,443
				31,238,071

The Company does not allocate certain selling and administrative expenses for internal reporting, thus, no allocation was made for these expenses for segment disclosure purposes.  Segment assets reported internally are limited to accounts receivable, inventory and long-lived assets.  Certain long-lived assets of one plant location are allocated between the two segments based on estimated plant utilization, as this plant serves both fastener and assembly equipment activities.  Other assets are not allocated to segments internally and to do so would be impracticable.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2021:
Automotive	$ 17,573,104	$ 157,652	$ 17,730,756
Non-automotive	12,258,284	3,985,518	16,243,802
Total net sales	$ 29,831,388	$ 4,143,170	$ 33,974,558

Year Ended December 31, 2020:
Automotive	$ 15,612,249	$ 136,899	$ 15,749,148
Non-automotive	8,995,614	2,845,891	11,841,505
Total net sales	$ 24,607,863	$ 2,982,790	$ 27,590,653

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2021:
United States	$ 24,280,114	$ 4,053,102	$ 28,333,216
Foreign	5,551,274	90,068	5,641,342
Total net sales	$ 29,831,388	$ 4,143,170	$ 33,974,558

Year Ended December 31, 2020:
United States	$ 20,743,296	$ 2,804,476	$ 23,547,772
Foreign	3,864,567	178,314	4,042,881
Total net sales	$ 24,607,863	$ 2,982,790	$ 27,590,653

Sales to one customer in the fastener segment accounted for 13% of consolidated revenues during 2021 and 14% in 2020.  The accounts receivable balance for this customer accounted for 16% and 17% of consolidated accounts receivable as of December 31, 2021 and 2020, respectively.  Sales to a second customer in the fastener segment accounted for 11% of consolidated revenues during 2021 and 12% in 2020.  The accounts receivable balance for this customer accounted for 11% and 15% of consolidated accounts receivable as of December 31, 2021 and 2020, respectively.  Sales to a third customer were 12% of consolidated revenue in 2021 and 10% in 2020. The accounts receivable balance for this customer accounted for 18% and 15% of consolidated accounts receivable as of December 31, 2021 and 2020, respectively.

7 - Commitments and Contingencies- The Company recorded rent expense aggregating approximately $27,000 and $23,000 in 2021 and 2020, respectively.  Total future minimum rentals at December 31, 2021 are not significant.

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

8 - COVID-19- In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the virus and the response domestically and internationally to combat it had a significant negative impact on the global economy, including the automotive industry upon which we rely for sales.  Beginning in March 2020, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to prevent the spread of the coronavirus.  Similar measures also took place in foreign markets we serve.  As a result, our operations and the operations of our customers and suppliers were adversely affected.  Since some of our customers are classified as essential businesses and were allowed to continue to operate during this period, we were able to continue our operations, but at a significantly reduced and less efficient level, in order to service those customers.  Our automotive customers were particularly affected, as much of the sector was idled for an extended period of time during the second quarter of 2020 due to employee safety concerns.  While most shutdown orders were lifted late in that quarter, various work-related restrictions remained in place for some time resulting in widespread economic disruption.  During this period of rapidly changing business conditions and heightened uncertainty resulting from COVID-19, we took measures to reduce expenses and conserve capital, including reduced work schedules, delayed capital expenditures and a reduction in dividend payments.  In the second half of 2020, we experienced improved demand as certain government-imposed restrictions were relaxed and there was further improvement in 2021 as vaccines against the virus became widely available.  The pandemic continues to disrupt and have unpredictable impacts on our operations and the markets we serve, most notably in terms of labor shortages, supply chain disruptions and high inflation.  These factors make the timing and sustainability of any broad economic recovery uncertain and will likely remain tied to the course of the pandemic.  As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

9 - Subsequent Events- On February 21, 2022, the Board of Directors declared a regular quarterly dividend of $0.22 per share, or $212,549, payable March 18, 2022 to shareholders of record on March 4, 2022.

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

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s management, with the participation of the Company’s Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management has concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2021.

       Management’s assessment of internal control has not been audited, as the attestation report requirement for non-accelerated filers was permanently removed from the Sarbanes-Oxley Act by Section 989C of the Dodd-Frank Act as adopted by the SEC.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2022 Proxy Statement (i) with respect to the Board of Directors' nominees for directors that is not related to security ownership in "Security Ownership of Management" and (ii) in the third paragraph in "Additional Information Concerning the Board of Directors and Committees" is incorporated herein by reference. The 2022 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2022 Annual Meeting of Shareholders.  The information called for with respect to executive officers of the Company is included in Part I of this Report on Form 10-K under the caption "Information about our Executive Officers."

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers.  A copy of this code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 - Executive Compensation

The information set forth in the Company’s 2022 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

The Compensation Committee of the Board of Directors currently consists of Directors Kent H. Cooney and Kurt Moders.

ITEM 12 - Security Ownership of Certain Beneficial

Owners and Management and Related Stockholder Matters

The information set forth in the Company's 2022 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company's directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

  The information set forth in the Company’s 2022 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees - Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2022 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this report:

1.Financial Statements:

See the section entitled "Consolidated Financial Statements" in Item 8 of this report.

2.Financial Statement Schedules:

Financial statement schedules and supplementary information has been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.Exhibits:

See the section entitled "Exhibits" which appears on page 29 of this report.

ITEM 16 – Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.

EXHIBITS

Exhibit

Number

3.1Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998. File number 0000-01227

3.2Amended and Restated By-Laws, as amended through March 22, 2021.

14Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company's report on Form 10-K, dated March 29, 2005. File number 0000-01227

21Subsidiaries of the Registrant.

31.1Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INSInline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCHInline XBRL Taxonomy Extension Schema Document

101.CALInline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEFInline XBRL Taxonomy Extension Definition Linkbase Document

101.LABInline XBRL Taxonomy Extension Label Linkbase Document

101.PREInline XBRL Taxonomy Extension Presentation Linkbase Document

104Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

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

By /s/Michael J. Bourg

Michael J. Bourg

President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Walter W. MorrisseyChairman of the Board of Directors,

Walter W. MorrisseyChief Executive Officer (Principal Executive

Officer) and Member of the Executive Committee

 March 21, 2022

/s/Michael J. BourgPresident, Chief Operating Officer, Treasurer

Michael J. Bourg(Principal Financial and Accounting Officer),

Director and Member of the Executive Committee

March 21, 2022

/s/Kent H. CooneyDirector, Member of the Audit Committee

Kent H. CooneyMarch 21, 2022

/s/Patricia M. MillerDirector

Patricia M. MillerMarch 21, 2022

/s/Kurt Moders Director

Kurt ModersMarch 21, 2022

/s/James W. MorrisseyDirector, Member of the Executive Committee

James W. MorrisseyMarch 21, 2022

/s/John L. ShowelDirector, Member of the Audit Committee

John L. ShowelMarch 21, 2022