Form 10-Q
period 2022-03-31
CHICAGO RIVET & MACHINE CO
filed 2022-05-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

INDEX

PART I.FINANCIAL INFORMATION (Unaudited)Page

Condensed Consolidated Balance Sheets at

March 31, 2022 and December 31, 2021  2

Condensed Consolidated Statements of Income for the

Three Months Ended March 31, 2022 and 2021  3

Condensed Consolidated Statements of Shareholders’ Equity for the

Three Months Ended March 31, 2022 and 2021  4

Condensed Consolidated Statements of Cash Flows for the

Three Months Ended March 31, 2022 and 2021  5

Notes to the Condensed Consolidated Financial Statements  6

Management's Discussion and Analysis of Financial Condition and Results of Operations10

Controls and Procedures11

PART II.OTHER INFORMATION12

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	March 31, 2022 (Unaudited)	December 31, 2021
Assets

Current Assets:
Cash and cash equivalents	$ 1,315,417	$ 2,036,954
Certificates of deposit	2,741,000	2,741,000
Accounts receivable - Less allowances of $162,000 and $170,000, respectively	6,638,411	5,647,984
Inventories, net	9,613,240	8,519,780
Prepaid income taxes	0	440
Other current assets	384,198	346,236

Total current assets	20,692,266	19,292,394

Property, Plant and Equipment:
Land and improvements	1,778,819	1,778,819
Buildings and improvements	8,456,983	8,456,983
Production equipment and other	36,799,708	36,679,114
	47,035,510	46,914,916
Less accumulated depreciation	34,761,476	34,441,052
Net property, plant and equipment	12,274,034	12,473,864

Total assets	$ 32,966,300	$ 31,766,258

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,446,827	$ 692,635
Accrued wages and salaries	706,397	509,332
Other accrued expenses	273,269	366,418
Unearned revenue and customer deposits	287,034	302,424
Federal and state income taxes	146,560	0
Total current liabilities	2,860,087	1,870,809

Deferred income taxes	902,084	926,084

Total liabilities	3,762,171	2,796,893

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,540,997	31,306,233
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	29,204,129	28,969,365

Total liabilities and shareholders' equity	$ 32,966,300	$ 31,766,258

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net sales	$ 9,197,696	$ 9,304,949
Cost of goods sold	7,341,474	7,270,512

Gross profit	1,856,222	2,034,437
Selling and administrative expenses	1,295,664	1,362,201

Operating profit	560,558	672,236

Other income	9,755	17,892

Income before income taxes	570,313	690,128
Provision for income taxes	123,000	150,000

Net Income	$ 447,313	$ 540,128

Per share data:
Basic net income per share	$ 0.46	$ 0.56
Diluted net income per share	$ 0.46	$ 0.56

Weighted average common shares outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash dividends declared per share	$ 0.22	$ 0.22

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$ (3,922,098)	$ 28,969,365
Net Income					447,313			447,313
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,540,997	171,964	$ (3,922,098)	$ 29,204,129

Balance, December 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,042,957	171,964	$ (3,922,098)	$ 28,706,089
Net Income					540,128			540,128
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,370,536	171,964	$ (3,922,098)	$ 29,033,668

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net Income	$447,313	$540,128
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	320,424	330,165
Loss on disposal of equipment	0	16,081
Deferred income taxes	(24,000)	(31,000)
Changes in operating assets and liabilities:
Accounts receivable	(990,427)	(1,706,441)
Inventories	(1,093,460)	(1,158,666)
Other current assets	(37,522)	84,901
Accounts payable	754,192	668,880
Accrued wages and salaries	197,065	204,563
Other accrued expenses	53,411	189,160
Unearned revenue and customer deposits	(15,390)	(43,724)
Net cash used in operating activities	(388,394)	(905,953)

Cash flows from investing activities:
Capital expenditures	(120,594)	(116,463)
Proceeds from certificates of deposit	0	1,743,000
Net cash (used in) provided by investing activities	(120,594)	1,626,537

Cash flows from financing activities:
Cash dividends paid	(212,549)	(212,549)
Net cash used in financing activities	(212,549)	(212,549)

Net (decrease) increase in cash and cash equivalents	(721,537)	508,035
Cash and cash equivalents at beginning of period	2,036,954	2,567,731
Cash and cash equivalents at end of period	$1,315,417	$3,075,766

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2022 (unaudited) and December 31, 2021 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the year.

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

4.  Revenue - The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the first quarter of 2022, the Company did not realize any revenue related to such contracts.  As of March 31, 2022, there are no such contracts outstanding.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of March 31, 2022 and December 31, 2021 reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2022:
Automotive	$ 4,904,183	$ 41,463	$ 4,945,646
Non-automotive	3,249,650	1,002,400	4,252,050
Total net sales	$ 8,153,833	$ 1,043,863	$ 9,197,696

Three Months Ended March 31, 2021:
Automotive	$ 5,059,469	$ 32,973	$ 5,092,442
Non-automotive	3,089,209	1,123,298	4,212,507
Total net sales	$ 8,148,678	$ 1,156,271	$ 9,304,949

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2022:
United States	$ 6,760,129	$ 1,004,151	$ 7,764,280
Foreign	1,393,704	39,712	1,433,416
Total net sales	$ 8,153,833	$ 1,043,863	$ 9,197,696

Three Months Ended March 31, 2021:
United States	$ 6,437,852	$ 1,130,360	$ 7,568,212
Foreign	1,710,826	25,911	1,736,737
Total net sales	$ 8,148,678	$ 1,156,271	$ 9,304,949

5.  The Company’s effective tax rates were approximately 21.6% and 21.7% for the first quarter of 2022 and 2021, respectively.

The Company’s federal income tax returns for the 2018 through 2021 tax years are subject to examination by the Internal Revenue Service (“IRS”).   While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.  No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2018 through 2021 federal income tax returns will expire on September 15, 2022 through 2025, respectively.

The Company’s state income tax returns for the 2018 through 2021 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2025.  The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	March 31, 2022	December 31, 2021
Raw material	$ 5,246,227	$ 4,645,923
Work-in-process	2,526,418	2,181,457
Finished goods	2,482,595	2,304,400
Inventories, gross	10,255,240	9,131,780
Valuation reserves	(642,000)	(612,000)
Inventories, net	$ 9,613,240	$ 8,519,780

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2022:
Net sales	$8,153,833	$1,043,863	0	$9,197,696

Depreciation	281,841	33,363	5,220	320,424

Segment operating profit	835,507	232,379	0	1,067,886
Selling and administrative expenses	0	0	(499,328)	(499,328)
Interest income	0	0	1,755	1,755
Income before income taxes				$570,313

Capital expenditures	112,864	0	7,730	120,594

Segment assets:
Accounts receivable, net	6,151,706	486,705	0	6,638,411
Inventories, net	8,299,454	1,313,786	0	9,613,240
Property, plant and equipment, net	9,613,347	1,400,542	1,260,145	12,274,304
Other assets	0	0	4,440,615	4,440,615
				$32,966,300

Three Months Ended March 31, 2021:
Net sales	$8,148,678	$1,156,271	0	$9,304,949

Depreciation	291,183	33,533	5,449	330,165

Segment operating profit	927,158	296,700	0	1,223,858
Selling and administrative expenses	0	0	(543,772)	(543,772)
Interest income	0	0	10,042	10,042
Income before income taxes				$690,128

Capital expenditures	104,524	0	11,939	116,463

Segment assets:
Accounts receivable, net	6,222,588	647,303	0	6,869,891
Inventories, net	5,055,332	1,256,628	0	6,311,960
Property, plant and equipment, net	10,276,980	1,535,329	1,108,792	12,921,101
Other assets	0	0	6,450,577	6,450,577
				$32,553,529

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter of 2022 were $9,197,696 compared to $9,304,949 in the first quarter of 2021, a decline of $107,253, or 1.2%. The modest decline was the primarily due to a lower average selling price on machines sold in the current year compared to the year earlier period.  The lower sales combined with higher operating costs in the current year resulted in a lower net income of $447,313, or $0.46 per share, compared to $540,128, or $0.56 per share, in the first quarter of 2021.  During the quarter, a regular quarterly dividend of $0.22 per share was paid.

Fastener segment revenues were $8,153,833 in the first quarter of 2022 compared to $8,148,678 in the first quarter of 2021, an increase of $5,155, or 0.1%.  The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $4,904,183 in the first quarter this year compared to $5,059,469 in the first quarter of 2021, a decline of $155,286, or 3.1%.  This compares favorably to the 15.7% decline in North American light vehicle sales in the first quarter as the automotive industry continues to be negatively impacted by shortages of critical components.  Fastener segment sales to non-automotive customers were $3,249,650 in the first quarter of this year compared to $3,089,209 in the first quarter of 2021, an increase of $160,441 or 5.2%.  Fastener segment gross margins were $1,558,909 in the first quarter of 2022 compared to $1,656,629 in the first quarter of 2021, a decline of $97,720, or 5.9%.  We have experienced price increases in various manufacturing costs, including steel, our primary raw material, which has increased approximately 37% compared to the first quarter of 2021.

Assembly equipment segment revenues were $1,043,863 in the first quarter of 2022 compared to $1,156,271 in the first quarter of 2021, a decline of $112,408, or 9.7%.  The decline was primarily due to a lower average selling price on machines sold in the current year.  Lower sales contributed to a $80,495 decline in segment gross margin from $377,808 in 2021 to $297,313 in 2022.

Selling and administrative expenses during the first quarter of 2022 were $1,295,664 compared to $1,362,201 recorded in the first quarter of 2021, a decrease of $66,537, or 4.9%.  The decrease was primarily due to a reduction in payroll expense compared to the year earlier quarter.  Selling and administrative expenses declined to 14.1% of net sales in the first quarter of 2022 from 14.6% in the first quarter of 2021.

Other Income

Other income in the first quarter of 2022 was $9,755 compared to $17,892 in the first quarter of 2021.  The decrease is primarily related to a reduction in interest income on certificates of deposit due to lower interest rates and lower balances invested in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 21.6% and 21.7% for the first quarter of 2022 and 2021, respectively.

Liquidity and Capital Resources

Working capital improved to $17,832,179 as of March 31, 2022 compared to $17,421,585 at the beginning of the year.  During the quarter, accounts receivable increased by $990,427, due to the greater sales activity during the quarter compared to the fourth quarter of 2021, and inventory increased by $1,093,460 due to higher raw material prices and the increase in quantities on hand to minimize supply disruptions.  Partially offsetting these changes were increases in accounts payable and accrued expenses related to the greater level of operating activity during the first quarter.  Other items impacting working capital in the first quarter were capital expenditures of $120,594, which consisted primarily of equipment used in fastener production activities, and dividends paid of $212,549.  The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $4,056,417 as of March 31, 2022 compared to $4,777,954 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results in the first quarter reflected steady demand overall, but demand from automotive customers, our primary customer market, was constrained by continued pandemic-fueled chip and parts shortages.  These conditions are expected to persist in the near-term.  Higher operating costs related to accelerating inflation and a tight labor market further weighed on results during the quarter.  Cost increases can be difficult to recover and further increases are expected.  These factors, as well as lingering uncertainties related to COVID-19, are expected to continue to present challenges in the near-term.  As we face these challenges, we will make adjustments to our activities which we believe are necessary based on market conditions, while continuing to pursue opportunities to develop new customer relationships and build on existing ones in all the markets we serve.

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

Date:  May 6, 2022

/s/               Walter W. Morrissey

Walter W. Morrissey

Chairman of the Board of Directors

 and Chief Executive Officer

 (Principal Executive Officer)

Date:  May 6, 2022

/s/                    Michael J. Bourg

Michael J. Bourg

President, Chief Operating

 Officer and Treasurer

 (Principal Financial Office