Form 10-Q
period 2022-06-30
CHICAGO RIVET & MACHINE CO
filed 2022-08-05
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	June 30, 2022 (Unaudited)	December 31, 2021
Assets

Current Assets:
Cash and cash equivalents	$ 862,732	$ 2,036,954
Certificates of deposit	2,741,000	2,741,000
Accounts receivable - Less allowances of $162,000 and $170,000, respectively	6,842,227	5,647,984
Inventories, net	9,615,373	8,519,780
Prepaid income taxes	0	440
Other current assets	424,821	346,236

Total current assets	20,486,153	19,292,394

Property, Plant and Equipment:
Land and improvements	1,778,819	1,778,819
Buildings and improvements	8,490,340	8,456,983
Production equipment and other	36,857,460	36,679,114
	47,126,619	46,914,916
Less accumulated depreciation	35,081,900	34,441,052
Net property, plant and equipment	12,044,719	12,473,864

Total assets	$ 32,530,872	$ 31,766,258

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,075,545	$ 692,635
Accrued wages and salaries	744,805	509,332
Other accrued expenses	298,820	366,418
Unearned revenue and customer deposits	226,711	302,424
Federal and state income taxes	159,423	0
Total current liabilities	2,505,304	1,870,809

Deferred income taxes	880,084	926,084

Total liabilities	3,385,388	2,796,893

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,482,352	31,306,233
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	29,145,484	28,969,365

Total liabilities and shareholders' equity	$ 32,530,872	$ 31,766,258

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net sales	$ 9,023,398	$ 8,364,390	$ 18,221,094	$ 17,669,339
Cost of goods sold	7,577,021	6,687,313	14,918,495	13,957,825

Gross profit	1,446,377	1,677,077	3,302,599	3,711,514
Selling and administrative expenses	1,263,921	1,284,748	2,559,585	2,646,949

Operating profit	182,456	392,329	743,014	1,064,565

Other income	12,448	14,178	22,203	32,070

Income before income taxes	194,904	406,507	765,217	1,096,635
Provision for income taxes	41,000	87,000	164,000	237,000

Net income	$ 153,904	$ 319,507	$ 601,217	$ 859,635

Per share data:
Basic net income per share	$ 0.16	$ 0.33	$ 0.62	$ 0.89
Diluted net income per share	$ 0.16	$ 0.33	$ 0.62	$ 0.89

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$ 0.22	$ 0.22	$ 0.44	$ 0.44

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$(3,922,098)	$ 28,969,365
Net income					447,313			447,313
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,540,997	171,964	$(3,922,098)	$ 29,204,129
Net income					153,904			153,904
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,482,352	171,964	$(3,922,098)	$ 29,145,484

Balance, December 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,042,957	171,964	$(3,922,098)	$ 28,706,089
Net income					540,128			540,128
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,370,536	171,964	$(3,922,098)	$ 29,033,668
Net income					319,507			319,507
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,477,494	171,964	$(3,922,098)	$ 29,140,626

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net income	$ 601,217	$ 859,635
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	640,848	660,489
Loss on disposal of equipment	0	16,081
Deferred income taxes	(46,000)	(72,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,194,243)	(746,528)
Inventories	(1,095,593)	(1,903,375)
Other current assets	(78,145)	64,595
Accounts payable	382,910	576,083
Accrued wages and salaries	235,473	394,494
Other accrued expenses	91,825	19,635
Unearned revenue and customer deposits	(75,713)	(169,245)
Net cash used in operating activities	(537,421)	(300,136)

Cash flows from investing activities:
Capital expenditures	(211,703)	(345,213)
Proceeds from certificates of deposit	0	3,337,000
Purchases of certificates of deposit	0	(598,000)
Net cash provided by (used in) investing activities	(211,703)	2,393,787

Cash flows from financing activities:
Cash dividends paid	(425,098)	(425,098)
Net cash used in financing activities	(425,098)	(425,098)

Net increase (decrease) in cash and cash equivalents	(1,174,222)	1,668,553
Cash and cash equivalents at beginning of period	2,036,954	2,567,731
Cash and cash equivalents at end of period	$ 862,732	$ 4,236,284

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the year.

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

4.  Revenue - The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the second quarter of 2022, the Company did not realize any revenue related to such contracts.  As of June 30, 2022, there are no such contracts outstanding.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of June 30, 2022 and December 31, 2021 reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2022:
Automotive	$ 4,550,809	$ 59,818	$ 4,610,627
Non-automotive	3,508,803	903,968	4,412,771
Total net sales	$ 8,059,612	$ 963,786	$ 9,023,398

Three Months Ended June 30, 2021:
Automotive	$ 4,091,087	$ 39,983	$ 4,131,070
Non-automotive	3,050,957	1,182,363	4,233,320
Total net sales	$ 7,142,044	$ 1,222,346	$ 8,364,390

Six Months Ended June 30, 2022:
Automotive	$ 9,454,992	$ 101,652	$ 9,556,644
Non-automotive	6,758,453	1,905,997	8,664,450
Total net sales	$ 16,213,445	$ 2,007,649	$ 18,221,094

Six Months Ended June 30, 2021:
Automotive	$ 9,150,556	$ 72,955	$ 9,223,511
Non-automotive	6,140,166	2,305,662	8,445,828
Total net sales	$ 15,290,722	$ 2,378,617	$ 17,669,339

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2022:
United States	$ 6,796,779	$ 932,468	$ 7,729,247
Foreign	1,262,833	31,318	1,294,151
Total net sales	$ 8,059,612	$ 963,786	$ 9,023,398

Three Months Ended June 30, 2021:
United States	$ 5,851,657	$ 1,208,150	$ 7,059,807
Foreign	1,290,387	14,196	1,304,583
Total net sales	$ 7,142,044	$ 1,222,346	$ 8,364,390

Six Months Ended June 30, 2022:
United States	$ 13,556,908	$ 1,936,618	$ 15,493,526
Foreign	2,656,537	71,031	2,727,568
Total net sales	$ 16,213,445	$ 2,007,649	$ 18,221,094

Six Months Ended June 30, 2021:
United States	$ 12,289,509	$ 2,338,510	$ 14,628,019
Foreign	3,001,213	40,107	3,041,320
Total net sales	$ 15,290,722	$ 2,378,617	$ 17,669,339

5.  The Company’s effective tax rates were approximately 21.0% and 21.4% for the second quarter of 2022 and 2021, respectively, and 21.4% and 21.6% for the six months ended June 30, 2022 and 2021, respectively.

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

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	June 30, 2022	December 31, 2021
Raw material	$ 5,118,851	$ 4,645,923
Work-in-process	2,855,037	2,181,457
Finished goods	2,283,485	2,304,400
Inventories, gross	10,257,373	9,131,780
Valuation reserves	(642,000)	(612,000)
Inventories, net	$ 9,615,373	$ 8,519,780

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2022:
Net sales	$ 8,059,612	$ 963,786	0	$ 9,023,398

Depreciation	281,841	33,363	5,220	320,424

Segment operating profit	499,531	191,011	0	690,542
Selling and administrative expenses	0	0	(497,736)	(497,736)
Interest income	0	0	2,098	2,098
Income before income taxes				$ 194,904

Capital expenditures	65,482	0	25,627	91,109

Segment assets:
Accounts receivable, net	6,330,240	511,987	0	6,842,227
Inventories, net	8,341,612	1,273,761	0	9,615,373
Property, plant and equipment, net	9,396,988	1,367,179	1,260,552	12,044,719
Other assets	0	0	4,028,553	4,028,553
				$ 32,530,872

Three Months Ended June 30, 2021:
Net sales	$ 7,142,044	$ 1,222,346	0	$ 8,364,390

Depreciation	291,342	33,533	5,449	330,324

Segment operating profit	574,638	340,002	0	914,640
Selling and administrative expenses	0	0	(512,526)	(512,526)
Interest income	0	0	4,393	4,393
Income before income taxes				$ 406,507

Capital expenditures	228,750	0	0	228,750

Segment assets:
Accounts receivable, net	5,443,167	466,811	0	5,909,978
Inventories, net	5,861,971	1,194,698	0	7,056,669
Property, plant and equipment, net	10,214,388	1,501,796	1,103,343	12,819,527
Other assets	0	0	6,635,401	6,635,401
				$ 32,421,575

Six Months Ended June 30, 2022:
Net sales	$ 16,213,445	$ 2,007,649	0	$ 18,221,094

Depreciation	563,682	66,726	10,440	640,848

Segment operating profit	1,335,038	423,390	0	1,758,428
Selling and administrative expenses	0	0	(997,064)	(997,064)
Interest income	0	0	3,853	3,853
Income before income taxes				$ 765,217

Capital expenditures	178,346	0	33,357	211,703

Six Months Ended June 30, 2021:
Net sales	$ 15,290,722	$ 2,378,617	0	$ 17,669,339

Depreciation	582,525	67,066	10,898	660,489

Segment operating profit	1,501,796	636,702	0	2,138,498
Selling and administrative expenses	0	0	(1,056,298)	(1,056,298)
Interest income	0	0	14,435	14,435
Income before income taxes				$ 1,096,635

Capital expenditures	333,274	0	11,939	345,213

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the second quarter of 2022 were $9,023,398 compared to $8,364,390 in the second quarter of 2021, an increase of $659,008, or 7.9%. For the first half of 2022, net sales totaled $18,221,094 compared to $17,669,339 in the first half of 2021, an increase of $551,755, or 3.1%.  Net income for the second quarter of 2022 was $153,904, or $0.16 per share compared to $319,507, or $0.33 per share in the second quarter of 2021.  The decline in net income in the quarter was primarily due to higher operating costs in the current year, especially related to raw materials, transportation and labor.  Net income for the first half of 2022 was $601,217, or $0.62 per share, compared to net income of $859,635, or $0.89 per share, for the same period in 2021.

Fastener segment revenues were $8,059,612 in the second quarter of 2022 compared to $7,142,044 reported in the second quarter of 2021, an increase of $917,568, or 12.8%.  For the first six months of 2022, fastener segment revenues were $16,213,445 compared to $15,290,722 in the first half of 2021, an increase of $922,723, or 6.0%. The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $4,550,809 in the second quarter this year compared to $4,091,087 in the second quarter of 2021, an increase of $459,722, or 11.2%.  Sales to automotive customers were $9,454,992 for the first six months of 2022 compared to $9,150,556 for the first six months of 2021, an increase of $304,436, or 3.3%.  North American light vehicle sales continue to be constrained by shortages of critical components.  As of the end of the second quarter, light vehicle sales were down 18.3% compared to the same period a year earlier.  Fastener segment sales to non-automotive customers were $3,508,803 in the second quarter of this year compared to $3,050,957 in the second quarter of 2021, an increase of $457,846, or 15.0%.  Sales to non-automotive customers for the first six months of the current year were $6,758,453 compared to $6,140,166 for the first six months of 2021, an increase of $618,287, or 10.1%.  The increase in sales during the second quarter and year-to-date were offset by higher operating costs as historically high inflation negatively impacted raw material, labor and most other operating costs.  As a result, second quarter fastener segment gross profit was $1,191,472 compared to $1,261,592 in 2021, a decline of $70,120.  On a year-to-date basis, fastener segment gross profit was $2,750,381 compared to $2,918,221 in the first half of 2021, a decline of $167,840.

Assembly equipment segment revenues were $963,786 in the second quarter of 2022 compared to $1,222,346 in the second quarter of 2021, a decline of $258,560, or 21.2%.  For the first half of 2022, assembly equipment segment revenues were $2,007,649 compared to $2,378,617 for the first half of 2021, a decline of $370,968, or 15.6%.  The second quarter and year-to-date decline in revenue was primarily due to a lower average selling price on machines sold in the current year, as the first half of 2021 included a number of high-dollar value specialty machines.  Lower sales, along with higher operating costs, contributed to a decline in segment gross profit for the quarter and the first half of 2022.  Assembly equipment segment gross profit for the second quarter of 2022 was $254,905 compared to $415,485 in the second quarter of 2021, a decline of $160,580.  For the first half of 2022, gross profit was $552,218 compared to $793,293 in 2021, a decline of $241,075.

    Selling and administrative expenses for the second quarter of 2022 were $1,263,921 compared to $1,284,748 in the second quarter of 2021, a reduction of $20,827, or 1.6%.  While salaries were approximately $56,000 lower in the current year quarter, that reduction was offset by a $58,000 increase in outside consulting related to recruiting and technology services.  Profit sharing expense decreased $22,000 in the second quarter due to the lower operating profit in the current year. For the first six months of 2022, selling and administrative expenses were $2,559,585 compared to $2,646,949 in the first half of 2021, a decrease of $87,364, or 3.3%.  The net reduction in the first half of 2022 primarily relates to the same items as in the second quarter.  Salaries declined approximately $87,000 during the first half of 2022 compared to the same period a year earlier, but was partially offset by a $64,000 increase in outside consulting.  Profit sharing expense declined $29,000 due to lower operating profit in the current year.  Selling and administrative expenses as a percentage of net sales for the first half of 2022 were reduced to 14.0%, from 15.0%, in the first half of 2021.

Other Income

Other income in the second quarter of 2022 was $12,448, compared to $14,178 in the second quarter of 2021.  Other income for the first six months of 2022 was $22,203, compared to $32,070 in the first six months of 2021.  The declines were primarily due to a reduction in interest income on certificates of deposit due to lower balances invested in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 21.0% and 21.4% for the second quarter of 2022 and 2021, respectively.  The Company’s effective tax rates were approximately 21.4% and 21.6% for the six months ended June 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working capital improved to $17,980,849 as of June 30, 2022 from $17,421,585 at the beginning of the year.  During the first half of 2022, accounts receivable increased by $1,194,243, due to the greater sales activity compared to the fourth quarter of 2021, and inventory increased by $1,095,593 due to higher raw material prices and an increase in quantities on hand to minimize supply disruptions.  Partially offsetting these changes were increases in accounts payable and accrued expenses related to the greater level of operating activity during the current year.  Other items reducing working capital in the first half of 2022 were capital expenditures of $211,703, which consisted primarily of equipment used in fastener production activities, and dividends paid of $425,098.  These changes and other cash flow activity resulted in a balance of cash, cash equivalents and certificates of deposit of $3,603,732 as of June 30, 2022 compared to $4,777,954 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results in the second quarter reflected steady demand overall.  While sales declined 1.9% compared to the first quarter, they improved 7.9% compared to the second quarter of 2021.  This is despite continued constrained demand from our automotive customers due to the global microchip shortage.  More significantly, we have experienced higher operating costs related to historically high inflation, a tight labor market and ongoing supply chain disruptions.  Cost increases can be difficult to recover and are expected to persist while supply constraints exist.  These factors, as well as lingering uncertainties related to COVID-19, are expected to continue to present challenges in the near-term.  As we face these challenges, we will make adjustments to our activities which we believe are necessary based on market conditions, while continuing to pursue opportunities to develop new customer relationships and build on existing ones in all the markets we serve.

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

Date:  August 5, 2022

/s/               Walter W. Morrissey

Walter W. Morrissey

Chairman of the Board of Directors

 and Chief Executive Officer

 (Principal Executive Officer)

Date:  August 5, 2022

/s/                    Michael J. Bourg

Michael J. Bourg

President, Chief Operating

 Officer and Treasurer

 (Principal Financial Officer)