Form 10-Q
period 2022-09-30
CHICAGO RIVET & MACHINE CO
filed 2022-11-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022, there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	September 30, 2022 (Unaudited)	December 31, 2021
Assets

Current Assets:
Cash and cash equivalents	$ 5,328,732	$ 2,036,954
Certificates of deposit	2,741,000	2,741,000
Accounts receivable - Less allowances of $162,000 and $170,000, respectively	6,578,114	5,647,984
Inventories, net	9,921,472	8,519,780
Prepaid income taxes	0	440
Other current assets	422,002	346,236

Total current assets	24,991,320	19,292,394

Property, Plant and Equipment:
Land and improvements	1,510,513	1,778,819
Buildings and improvements	6,745,058	8,456,983
Production equipment and other	37,133,750	36,679,114
	45,389,321	46,914,916
Less accumulated depreciation	33,481,667	34,441,052
Net property, plant and equipment	11,907,654	12,473,864

Total assets	$ 36,898,974	$ 31,766,258

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 897,430	$ 692,635
Accrued wages and salaries	838,030	509,332
Other accrued expenses	411,519	366,418
Unearned revenue and customer deposits	175,330	302,424
Federal and state income taxes	1,164,586	0
Total current liabilities	3,486,895	1,870,809

Deferred income taxes	900,084	926,084

Total liabilities	4,386,979	2,796,893

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	34,848,863	31,306,233
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	32,511,995	28,969,365

Total liabilities and shareholders' equity	$ 36,898,974	$ 31,766,258

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net sales	$ 8,567,785	$ 8,555,731	$ 26,788,879	$ 26,225,070
Cost of goods sold	7,447,877	7,069,700	22,366,372	21,027,525

Gross profit	1,119,908	1,486,031	4,422,507	5,197,545

Operating (income) expenses:
Selling and administrative expenses	1,250,385	1,290,046	3,809,970	3,936,995
Gain on sale of property	(4,738,394)	0	(4,738,394)	0

Total operating (income) expenses	(3,488,009)	1,290,046	(928,424)	3,936,995

Operating profit	4,607,917	195,985	5,350,931	1,260,550

Other income	13,143	11,674	35,346	43,744

Income before income taxes	4,621,060	207,659	5,386,277	1,304,294
Provision for income taxes	1,042,000	35,000	1,206,000	272,000

Net income	$ 3,579,060	$ 172,659	$ 4,180,277	$ 1,032,294

Per share data:
Basic net income per share	$ 3.71	$ 0.18	$ 4.33	$ 1.07
Diluted net income per share	$ 3.71	$ 0.18	$ 4.33	$ 1.07

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$ 0.22	$ 0.22	$ 0.66	$ 0.66

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$(3,922,098)	$ 28,969,365
Net income					447,313			447,313
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,540,997	171,964	$(3,922,098)	$ 29,204,129
Net income					153,904			153,904
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,482,352	171,964	$(3,922,098)	$ 29,145,484
Net income					3,579,060			3,579,060
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, September 30, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 34,848,863	171,964	$(3,922,098)	$ 32,511,995

Balance, December 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,042,957	171,964	$(3,922,098)	$ 28,706,089
Net income					540,128			540,128
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,370,536	171,964	$(3,922,098)	$ 29,033,668
Net income					319,507			319,507
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,477,494	171,964	$(3,922,098)	$ 29,140,626
Net income					172,659			172,659
Dividends declared ($0.22 per share)					(212,549)			(212,549)
Balance, September 30, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,437,604	171,964	$(3,922,098)	$ 29,100,736

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net income	$ 4,180,277	$ 1,032,294
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	960,139	990,983
(Gain) loss on sale of property and equipment	(4,736,096)	21,564
Deferred income taxes	(26,000)	(94,000)
Changes in operating assets and liabilities:
Accounts receivable	(930,130)	(911,293)
Inventories	(1,401,692)	(2,591,976)
Other current assets	(75,326)	(7,890)
Accounts payable	204,795	710,141
Accrued wages and salaries	328,698	389,796
Other accrued expenses	1,209,687	34,353
Unearned revenue and customer deposits	(127,094)	(40,959)
Net cash used in operating activities	(412,742)	(466,987)

Cash flows from investing activities:
Capital expenditures	(696,073)	(587,615)
Proceeds from the sale of property	5,038,240	7,800
Proceeds from certificates of deposit	1,245,000	4,084,000
Purchases of certificates of deposit	(1,245,000)	(2,092,000)
Net cash provided by investing activities	4,342,167	1,412,185

Cash flows from financing activities:
Cash dividends paid	(637,647)	(637,647)
Net cash used in financing activities	(637,647)	(637,647)

Net increase in cash and cash equivalents	3,291,778	307,551
Cash and cash equivalents at beginning of period	2,036,954	2,567,731
Cash and cash equivalents at end of period	$ 5,328,732	$ 2,875,282

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2022 (unaudited) and December 31, 2021 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine month period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year.

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

4.  Revenue - The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the third quarter of 2022, the Company did not realize any revenue related to such contracts.  As of September 30, 2022, there are no such contracts outstanding.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of September 30, 2022 and December 31, 2021 reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2022:
Automotive	$ 4,813,646	$ 45,012	$ 4,858,658
Non-automotive	2,991,976	717,151	3,709,127
Total net sales	$ 7,805,622	$ 762,163	$ 8,567,785

Three Months Ended September 30, 2021:
Automotive	$ 4,259,544	$ 27,998	$ 4,287,542
Non-automotive	3,293,075	975,114	4,268,189
Total net sales	$ 7,552,619	$ 1,003,112	$ 8,555,731

Nine Months Ended September 30, 2022:
Automotive	$ 14,268,638	$ 146,663	$ 14,415,301
Non-automotive	9,750,429	2,623,149	12,373,578
Total net sales	$ 24,019,067	$ 2,769,812	$ 26,788,879

Nine Months Ended September 30, 2021:
Automotive	$ 13,410,100	$ 100,953	$ 13,511,053
Non-automotive	9,433,241	3,280,776	12,714,017
Total net sales	$ 22,843,341	$ 3,381,729	$ 26,225,070

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2022:
United States	$ 6,268,813	$ 696,856	$ 6,965,669
Foreign	1,536,809	65,307	1,602,116
Total net sales	$ 7,805,622	$ 762,163	$ 8,567,785

Three Months Ended September 30, 2021:
United States	$ 6,300,067	$ 981,905	$ 7,281,972
Foreign	1,252,552	21,207	1,273,759
Total net sales	$ 7,552,619	$ 1,003,112	$ 8,555,731

Nine Months Ended September 30, 2022:
United States	$ 19,825,721	$ 2,633,475	$ 22,459,196
Foreign	4,193,346	136,337	4,329,683
Total net sales	$ 24,019,067	$ 2,769,812	$ 26,788,879

Nine Months Ended September 30, 2021:
United States	$ 18,589,576	$ 3,320,415	$ 21,909,991
Foreign	4,253,765	61,314	4,315,079
Total net sales	$ 22,843,341	$ 3,381,729	$ 26,225,070

5.  The Company’s effective tax rates were approximately 22.5% and 16.9% for the third quarter of 2022 and 2021, respectively, and 22.4% and 20.9% for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s federal income tax returns for the 2019, 2020 and 2021 tax years are subject to examination by the Internal Revenue Service (“IRS”).   While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.  No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2019, 2020 and 2021 federal income tax returns will expire on September 15, 2023, 2024 and 2025, respectively.

The Company’s state income tax returns for the 2019 through 2021 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2025.  The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	September 30, 2022	December 31, 2021
Raw material	$ 5,018,465	$ 4,645,923
Work-in-process	3,143,844	2,181,457
Finished goods	2,395,163	2,304,400
Inventories, gross	10,557,472	9,131,780
Valuation reserves	(636,000)	(612,000)
Inventories, net	$ 9,921,472	$ 8,519,780

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2022:
Net sales	$ 7,805,622	$ 762,163	0	$ 8,567,785

Depreciation	281,842	33,363	4,086	319,291

Segment operating profit	350,536	92,977	0	443,513
Selling and administrative expenses	0	0	(565,740)	(565,740)
Gain on sale of property	0	0	4,738,394	4,738,394
Interest income	0	0	4,893	4,893
Income before income taxes				$ 4,621,060

Capital expenditures	462,445	0	21,925	484,370

Segment assets:
Accounts receivable, net	6,185,810	392,304	0	6,578,114
Inventories, net	8,549,836	1,371,636	0	9,921,472
Property, plant and equipment, net	9,575,293	1,333,816	998,545	11,907,654
Other assets	0	0	8,491,734	8,491,734
				$ 36,898,974

Three Months Ended September 30, 2021:
Net sales	$ 7,552,619	$ 1,003,112	0	$ 8,555,731

Depreciation	291,512	33,534	5,448	330,494

Segment operating profit	480,288	215,869	0	696,157
Selling and administrative expenses	0	0	(491,547)	(491,547)
Interest income	0	0	3,049	3,049
Income before income taxes				$ 207,659

Capital expenditures	77,007	0	165,395	242,402

Segment assets:
Accounts receivable, net	5,623,045	451,698	0	6,074,743
Inventories, net	6,553,617	1,191,653	0	7,745,270
Property, plant and equipment, net	9,986,600	1,468,262	1,263,290	12,718,152
Other assets	0	0	6,093,884	6,093,884
				$ 32,632,049

Nine Months Ended September 30, 2022:
Net sales	$ 24,019,067	$ 2,769,812	0	$ 26,788,879

Depreciation	845,524	100,089	14,526	960,139

Segment operating profit	1,685,574	516,367	0	2,201,941
Selling and administrative expenses	0	0	(1,562,804)	(1,562,804)
Gain on sale of property	0	0	4,738,394	4,738,394
Interest income	0	0	8,746	8,746
Income before income taxes				$ 5,386,277

Capital expenditures	597,991	0	98,082	696,073

Nine Months Ended September 30, 2021:
Net sales	$ 22,843,341	$ 3,381,729	0	$ 26,225,070

Depreciation	847,037	100,600	16,346	990,983

Segment operating profit	1,982,084	852,571	0	2,834,655
Selling and administrative expenses	0	0	(1,547,845)	(1,547,845)
Interest income	0	0	17,484	17,484
Income before income taxes				$ 1,304,294

Capital expenditures	410,281	0	177,334	587,615

8.  On August 12, 2022, the Company entered into a Purchase and Sale Agreement (the “PSA”) with Frontenac Properties LLC (the “Purchaser”) pursuant to which the Company agreed, subject to the terms and conditions of the PSA, to sell its facility in Naperville, Illinois, in which the Company headquarters and warehouse space are located, to the Purchaser.  On September 27, 2022, the Company’s sale of the facility to the Purchaser was completed for a selling price of $5,350,000 in cash, less customary closing costs. The net gain on the transaction was $4,738,394.  A portion of the net proceeds was invested in U.S. Treasury bills and included in cash and cash equivalents on September 30, 2022.

Concurrently with the completion of the sale of the Naperville facility, the Company and the Purchaser entered into a lease agreement pursuant to which the Company will lease the warehouse portion of the Naperville facility from the Purchaser until December 31, 2022 and the office portion until June 30, 2023.  The monthly rent payable by the Company under the lease is $12,500 for the period from the closing until December 31, 2022 and $8,500 for the period from January 1, 2023 to June 30, 2023.  The Company has adopted the practical expedient for short-term leases under ASC 842 which allows for leases of 12 months or less to be expensed on a straight-line basis over the lease term without reporting on the balance sheet.

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2022 were $8,567,785 compared to $8,555,731 in the third quarter of 2021, an increase of $12,054, or 0.1%. As of September 30, 2022, year to date sales totaled $26,788,879 compared to $26,225,070, for the first three quarters of 2021, an increase of $563,809, or 2.1%.  Net income for the third quarter of 2022 was $3,579,060, or $3.71 per share compared to $172,659, or $0.18 per share in the third quarter of 2021.  Net income for the first three quarters of 2022 was $4,180,277, or $4.33 per share, compared to net income of $1,032,294, or $1.07 per share, for the same period in 2021. The increase in net income in the third quarter and year-to-date was primarily due to a $4,738,394 gain on the sale of our Naperville property which was completed on September 27, 2022.

Fastener segment revenues were $7,805,622 in the third quarter of 2022 compared to $7,552,619 reported in the third quarter of 2021, an increase of $253,003, or 3.3%.  For the first three quarters of 2022, fastener segment revenues were $24,019,067 compared to $22,843,341 for the same period in 2021, an increase of $1,175,726, or 5.1%. The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $4,813,646 in the third quarter this year compared to $4,259,544 in the third quarter of 2021, an increase of $554,102, or 13.0%.  Sales to automotive customers for the first nine months of 2022 were $14,268,638 compared to $13,410,100 for the first nine months of 2021, an increase of $858,538, or 6.4%.  North American light vehicle production and sales have improved over 2021, but continue to be constrained by shortages of critical components.  Fastener segment sales to non-automotive customers were $2,991,976 for the third quarter of 2022 compared to $3,293,075 in the third quarter of 2021, a $301,099 decline.  Sales to non-automotive customers for the first three quarters of 2022 were $9,750,429 compared to $9,433,241 in the year earlier period, an increase of $317,188, or 3.4%.  The overall increase in fastener segment sales during the third quarter and year-to-date was offset by higher operating costs as historically high inflation continued to negatively impact raw material, labor and most other operating costs.  As a result, third quarter fastener segment gross profit was $972,363 compared to $1,195,425 in 2021, a decline of $220,764.  On a year-to-date basis, fastener segment gross profit was $3,722,743 compared to $4,113,646 for the first three quarters of 2021, a decline of $388,605.

Assembly equipment segment revenues were $762,163 in the third quarter of 2022 compared to $1,003,112 in the third quarter of 2021, a decline of $240,949, or 24.0%.  For the first nine months of 2022, assembly equipment segment revenues were $2,769,812 compared to $3,381,729 for the same period of 2021, a decline of $611,917, or 18.1%.  The third quarter and year-to-date decline in revenue was primarily due to fewer machines sold and a lower average selling price on machines sold in the current year, as the first three quarters of 2021 included a number of high-dollar value specialty machines.  Lower sales, along with higher operating costs, contributed to a decline in segment gross profit for the quarter and the first nine months of 2022.  Assembly equipment segment gross profit for the third quarter of 2022 was $147,545 compared to $290,606 in the third quarter of 2021, a decline of $143,061.  For the first three quarters of 2022, gross profit was $699,764 compared to $1,083,899 in 2021, a decline of $384,135.

    Selling and administrative expenses for the third quarter of 2022 were $1,250,385 compared to $1,290,046 in the third quarter of 2021, a reduction of $39,661, or 3.1%.  While salaries were approximately $50,000 lower in the current year quarter, that reduction was offset by a $69,000 increase in profit sharing expense. For the first nine months of 2022, selling and administrative expenses were $3,809,970 compared to $3,936,995 for the same period in 2021, a decrease of $127,025, or 3.2%.  The net reduction in the first three quarters of 2022 primarily relates to a reduction in salaries of approximately $137,000 which was only partially offset by an increase of $44,000 in outside consulting, related to recruiting and technology services, and a $40,000 increase in profit sharing expense.  Selling and administrative expenses as a percentage of net sales for the first nine months of 2022 were reduced to 14.2%, from 15.0% for the first nine months of 2021.

As previously disclosed in a Current Report on Form 8-K filed on September 30, 2022, we sold our Naperville, Illinois facility in which the Company’s headquarters and warehouse space is located for a selling price of $5,350,000 in cash, less customary closing costs.  Concurrently with the completion of the sale, the Company entered into a lease agreement with the purchaser pursuant to which the Company will lease the warehouse portion of the Naperville facility from the purchaser until December 31, 2022 and the office portion until June 30, 2023.  The monthly rent payable by the Company under the Lease is $12,500 for the period from the closing until December 31, 2022 and $8,500 for the period from January 1, 2023 to June 30, 2023.  The sale was undertaken in order to take advantage of favorable market conditions and begin the process of relocating to a more suitable sized facility.

Other Income

Other income in the third quarter of 2022 was $13,143, compared to $11,674 in the third quarter of 2021.  The increase was primarily due to higher interest rates in recent months on certificates of deposit.  Other income for the first three quarters of 2022 was $35,346 compared to $43,744 in the same period of 2021.  The year-to-date decline was primarily due to a reduction in interest income due to lower average balances invested in the current year.

Income Tax Expense

The Company’s effective tax rates were approximately 22.5% and 16.9% for the third quarter of 2022 and 2021, respectively.  The Company’s effective tax rates were approximately 22.4% and 20.9% for the nine months ended September 30, 2022 and 2021, respectively.

Liquidity and Capital Resources

Working capital improved to $21,504,425 as of September 30, 2022 from $17,421,585 at the beginning of the year.  The improvement was primarily due to the gain realized on the sale of our Naperville property during the third quarter.  During the first three quarters of 2022, accounts receivable increased by $930,130, due to the greater sales activity compared to the fourth quarter of 2021, and inventory increased by $1,401,692 due to higher raw material prices and an increase in quantities on hand to minimize supply disruptions.  Partially offsetting these changes is an increase in income taxes payable related to the gain on the sale of property.  Other items reducing working capital in 2022 were capital expenditures of $696,073, which consisted primarily of equipment used in fastener production activities, and dividends paid of $637,647.  These changes and other cash flow activity resulted in a balance of cash, cash equivalents and short-term investments of $8,069,732 as of September 30, 2022 compared to $4,777,954 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Overall customer demand remained positive during the third quarter despite sporadic constraints from some of our automotive customers related to their critical parts shortages.  We have experienced higher operating costs related to historically high inflation and ongoing supply chain disruptions that has negatively impacted operating results.  Cost increases can be difficult to recover and are expected to persist while supply imbalances persist.  Just as significant, the tight labor market has made it difficult to maintain proper staffing and has resulted in less efficient operations and unmet customer demand.  These factors are expected to continue to present challenges in the near-term.  Rising interest rates have further unsettled the economic outlook.  As we face these challenges, we will make adjustments to our activities as market conditions dictate, including continuing our efforts to optimize staffing in order to improve operating efficiencies, while pursuing opportunities beneficial to operating results.

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

Date:  November 8, 2022

/s/               Walter W. Morrissey

Walter W. Morrissey

Chairman of the Board of Directors

 and Chief Executive Officer

 (Principal Executive Officer)

Date:  November 8, 2022

/s/                    Michael J. Bourg

Michael J. Bourg

President, Chief Operating

 Officer and Treasurer

 (Principal Financial Officer)