Form 10-K
period 2022-12-31
CHICAGO RIVET & MACHINE CO
filed 2023-03-29
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If Securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2022 was $22,381,687.

As of March 24, 2023, there were 966,132 shares of the Company's common stock outstanding.

Documents Incorporated By Reference

Portions of the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company's 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

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

The Company serves a variety of customers.  Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components.  The level of business activity for the Company is closely related to the overall level of industrial activity in the United States.  During 2022 sales to two customers were at least 10% of the Company’s consolidated revenues.  Sales to Cooper-Standard Holdings Inc. accounted for approximately 14% and 11% of the Company’s consolidated revenues in 2022 and 2021, respectively.  Sales to TI Group Automotive Systems, LLC accounted for approximately 15% and 13% of the Company’s consolidated revenues in 2022 and 2021,respectively.  Sales to Parker-Hannifin Corporation accounted for approximately 12% of the Company’s consolidated revenues in 2021.

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

At December 31, 2022, the Company employed 208 people.

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

Labor shortages could prevent us from meeting customer demand.

We and some of our third-party suppliers and service providers have experienced and may continue to experience a shortage of qualified labor at our and their facilities.  A prolonged shortage of qualified labor could decrease our third-party vendors’ ability to meet our demands and efficiently operate their facilities.  Prolonged labor shortage could also lead to decreased productivity and increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages rates in order to attract and retain employees. Any of these developments could materially increase our operating costs and have a material adverse effect on our business, results of operations and financial condition.

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

We rely on sales to major customers.

Our sales to two customers constituted approximately 29% of our consolidated revenues in 2022.  Sales to TI Group Automotive Systems, LLC and Cooper-Standard Holdings Inc. accounted for approximately 15% and 14% of the Company's consolidated revenues in 2022, respectively.  The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials.  At various times in recent years, we have been adversely impacted by increased costs for steel, our principal raw material, which we have been unable to wholly mitigate, as well as increases in other materials prices, including price increases due to inflation.  Any continued fluctuation in the price or availability of our raw materials could have a material adverse impact on our business, results of operations and financial condition.

We may be adversely affected by supply chain disruptions.

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

Our common stock is traded on NYSE American (not registered, trading privileges only).  The average daily trading volume for our common stock during 2022 was less than 3,000 shares per day.  As a result, shares of our common stock may be difficult to sell, and the price of our common stock may vary significantly based on trading volume.

ITEM 1B - Unresolved Staff Comments

None.

ITEM 2 - Properties

The Company's headquarters is located in Naperville, Illinois.  The Company conducts its manufacturing and warehousing operations at three additional facilities.  The Naperville property was sold during the third quarter of 2022 and was rented for the remainder of the year.  Each other facility is owned by the Company and considered suitable and adequate for its present use.

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

Information about our Executive Officers

   The names, ages and positions of all executive officers of the Company, as of March 15, 2023, are listed below.  Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders.  The Company’s bylaws provide that officers, when elected, shall hold office for the period of one year and thereafter until their respective successors shall have been duly elected, and shall have qualified (provided that officers shall be subject to removal at any time by the affirmative vote by a majority of the Board of Directors).

Name and Age of Officer	Position	Years an Officer

Michael J. Bourg 60	President, Chief Operating Officer and Treasurer	24

- Mr. Bourg has been President, Chief Operating Officer and Treasurer of the Company since May 2006.  Prior to that, he served in various executive roles since joining the Company in December 1998.  He has been a director of the Company since May 2006.

-Mr. Walter Morrissey was Chairman of the Board of Directors of the Company and Chief Executive Officer of the Company from May 2020 until he passed away in December 2022.  He was a director of the Company from 1972.

PART II

ITEM 5 - Market for Registrant's Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on NYSE American (trading privileges only, not registered).  As of March 3, 2023 there were approximately 130 shareholders of record of such stock.

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

ITEM 6 – [Reserved]

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

RESULTS OF OPERATIONS

Operating results for 2022 did not meet our expectations.  Net sales grew in the first half of the year, but stalled in the third quarter and declined in the fourth quarter as overall demand softened amid recessionary fears and rising interest rates.  At the same time, we had difficulties meeting the requirements of certain customers due to staffing shortages.  In addition, higher raw material prices and inflationary pressures also negatively impacted our margins.  Fourth quarter sales were $6,857,154 compared to $7,749,488 in the fourth quarter of 2021, a decline of $892,334, or 11.5%.  The decline in sales, combined with high raw material prices, record-high inflation and the tight labor market contributed to reporting a net loss in the fourth quarter of $1,312,648, or $1.36 per share, compared to net income of $81,178, or $0.08 per share, in the fourth quarter of 2021.  For the full year, net sales were $33,646,033 compared to $33,974,558 in 2021, a decline of $328,525, or 1.0%.  Net income for the full year was $2,867,629, or $2.97 per share, compared to $1,113,472, or $1.15 per share in 2021.  The positive figure for 2022 includes a pre-tax gain on the sale of our Naperville, Illinois property of $4,738,394 that was reported in the third quarter.

2022 Compared to 2021

Fastener segment revenues were $6,272,480 in the fourth quarter of 2022 compared to $6,988,047 in the fourth quarter of 2021, a decline of $715,567, or 10.2%.  We experienced a general slow-down in demand in the fourth quarter compared to earlier in the year, but at the same time, were unable to meet the requirements of certain automotive customers, where demand remained steady, due to insufficient production staff.  During the quarter, sales to automotive customers increased fractionally to $4,185,600 from $4,163,004 in the year earlier quarter.  That increase was more than offset by a decline in sales to non-automotive customers, which were $2,086,880 in the fourth quarter of 2022 compared to $2,825,043 a year earlier, a decline of $738,163, or 26.1%.  The abrupt decline in sales and production challenges due to staffing shortages resulted in reporting a gross loss in the fourth quarter of $555,641 compared to gross profit of $1,072,310 in the year earlier quarter.  Fastener segment revenues for the full year 2022 were $30,291,547 compared to $29,831,388 in 2021, an increase of $460,159, or 1.5%.  For the full year 2022, sales to automotive customers were $18,454,238 compared to $17,573,104 in 2021, an increase of $881,134, or 5.0%.  Sales to non-automotive customers in 2022 were $11,837,309 compared to $12,258,284 in 2021, a decline of $420,975, or 3.4%.  The modest increase in fastener segment sales was more than offset by higher costs as raw material prices remained elevated and general inflation reached record levels.  Difficulty achieving proper staffing further negatively impacted margins as operational efficiency suffered.  As a result, gross margin for the fastener segment was $3,167,104 in 2022 compared to $5,185,956 in 2021.

Assembly equipment segment revenues were $584,674 in the fourth quarter of 2022, compared to $761,441 in the fourth quarter of 2021, a decline of $176,767, or 23.2%.  For the full year 2022, assembly equipment segment revenues were $3,354,486, compared to $4,143,170 reported in 2021, a decline of $788,684, or 19.0%.  While the decline in sales was significant, it should be noted that 2021 assembly equipment sales were the highest annual total since 2007.  The decline in sales, combined with high inflation and some delivery delays for machine parts, resulted in a gross loss of $51,543 for the fourth quarter of 2022 compared to a gross profit of $195,237 in the fourth quarter of 2021.  For the full year 2022, assembly equipment segment gross margins declined to $648,220 from $1,279,136 in 2021.

Selling and administrative expenses were $4,992,521 in 2022 compared to $5,106,177 in 2021, a decrease of $113,656, or 2.2%.  We incurred an increase in outside consulting of $42,498, primarily related to hiring fees to fill certain positions, and rent expense of approximately $33,387, primarily related to the lease agreement entered into upon the sale of the Naperville facility.  These, and other smaller increases, were offset by a reduction in salaries of $135,714, related to positions that remained unfilled for an extended period of time during the year, and reductions in commissions and director fees of $44,126 and $43,739, respectively.  The remaining net change relates to various smaller items.  As a percentage of net sales, selling and administrative expenses were 14.8% in 2022 compared to 15.0% in 2021.

As previously disclosed in a Current Report on Form 8-K filed on September 30, 2022, we sold our Naperville, Illinois facility in which the Company’s headquarters and warehouse space is located for a selling price of $5,350,000 in cash, less customary closing costs.  Concurrently with the completion of the sale, the Company entered into a lease agreement with the purchaser pursuant to which the Company leased the warehouse portion of the Naperville facility from the purchaser until December 31, 2022 and will lease the office portion until June 30, 2023.  The monthly rent payable by the Company under the Lease was $12,500 for the period from the closing until December 31, 2022 and is $8,500 for the period from January 1, 2023 to June 30, 2023.  The sale was undertaken in order to take advantage of favorable market conditions and to reduce the occupancy space devoted to administrative functions.

Other income was $91,433 in 2022 compared to $55,557 in 2021.  Other income is primarily comprised of interest income which increased during the year due to higher interest rates and greater invested balances.

The Company’s effective income tax rates were 21.5% and 21.3% in 2022 and 2021, respectively.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company.  The Company paid four regular quarterly dividends in 2022 totaling $0.88 per share.  On February 20, 2023, the Board of Directors declared a regular quarterly dividend of $0.22 per share, payable March 20, 2023 to shareholders of record on March 3, 2023.  This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 89 years.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2022 were $969,943.  Fastener segment additions accounted for $868,654 of the total, including $92,880 for cold heading and screw machine equipment, $208,028 for equipment to perform secondary operations and inspection of parts and $215,540 for general plant equipment. The remaining $352,206 of fastener segment additions related to building improvements.  Assembly equipment segment additions in 2022 were $3,207 for IT equipment.  Investments for the benefit of both operating segments, primarily for building improvements, totaled $98,082 during 2022.

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

Depreciation expense was $1,279,870 in 2022 and $1,318,554 in 2021.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2022 was $20,073,089, an increase of $2,651,504 from the beginning of the year.  The improvement was primarily due to the gain realized on the sale of our Naperville property during the third quarter. While working capital also improved due to a decline in net accounts receivable during the year of $672,847, an increase in inventory of $601,450, due to higher material prices and elevated quantities on hand to minimize supply disruptions, and a $585,190 increase in other current assets, had a negative impact on working capital.  The Company’s investing activities in 2022 included the proceeds from the sale of property and equipment of $5,043,240 and the net maturities of certificates of deposit of $50,000 less capital expenditures of $969,943.  The only financing activity during 2022 was the payment of $850,196 in dividends.  These changes and other cash flow activity resulted in a balance of cash, cash equivalents and certificates of deposit of $6,736,101 at the end of 2022 compared to $4,777,954 as of the beginning of the year.

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

OUTLOOK FOR 2023

Operating results for 2022 were negatively impacted by numerous factors.  Although demand early in the year was steady for both the fastener segment and the assembly equipment segment, as the year progressed, we experienced a softening in demand which led to a significant drop in sales in the fourth quarter.  The tight labor market made maintaining an optimal workforce difficult and those challenges intensified as the year progressed.  We endured extended periods where important positions remained unfilled, resulting in inefficiencies and higher costs.  We are committed to overcoming these challenges as part of an overall strategic review that is underway and have made investments in the new year in an effort to address the challenges of maintaining efficient operations with a smaller, less experienced workforce. We are also reviewing, and seeking to adjust, our pricing in light of higher operating costs related to the current economic and labor market environment.  As always, we will continue to look for additional areas for improvement while pursuing opportunities to increase sales by emphasizing value over price and focusing on our abilities to make more complex parts for which our experience, quality and service are important factors in purchasing decisions.

We were saddened to report the passing of Walter W. Morrissey in December 2022.  Mr. Morrissey had served as a Director of the Company since 1972 and as Chairman of the Board and Chief Executive Officer since May 2020.  His contributions to the success of the Company over the years will be missed.  Director James W. Morrissey was named non-executive Chairman of the Board until the Annual Meeting of Shareholders on May 9, 2023.  The search for a new Chief Executive Officer is currently underway.

Notwithstanding the difficult environment we are operating in, we believe that our sound financial condition and long history of success in a variety of challenging circumstances will provide the basis for improved operating activities in the future.  We increased our capital expenditures in 2022 over the previous year and expect to make further investments in 2023.  We will also continue our efforts to develop new customer relationships and build on existing ones in all the markets we serve by emphasizing our experience, quality and customer service in a very competitive global marketplace.  We are grateful for the contributions of our dedicated employees in what was a uniquely challenging year as well as for the loyalty of our customers and the support of our shareholders.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this item and therefore are not required to provide the information requested by this Item 7A.

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Chicago Rivet & Machine Co.

Naperville, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Rivet & Machine Co. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Oak Brook, Illinois

March 29, 2023

CHICAGO RIVET & MACHINE CO.
Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets

Current Assets
Cash and Cash Equivalents	$ 4,045,101	$ 2,036,954
Certificates of Deposit	2,691,000	2,741,000
Accounts Receivable - Less allowances of $160,000 and $170,000, respectively	4,975,137	5,647,984
Inventories, net	9,121,230	8,519,780
Prepaid Income Taxes	509,119	440
Other Current Assets	422,747	346,236
Total Current Assets	21,764,334	19,292,394
Property, Plant and Equipment, net	11,861,793	12,473,864

Total Assets	$ 33,626,127	$ 31,766,258

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$ 697,235	$ 692,635
Accrued Wages and Salaries	462,332	509,332
Other Accrued Expenses	327,961	366,418
Unearned Revenue and Customer Deposits	203,717	302,424
Total Current Liabilities	1,691,245	1,870,809
Deferred Income Taxes, net	948,084	926,084

Total Liabilities	2,639,329	2,796,893

Commitments and Contingencies (Note 8)

Shareholders' Equity
Preferred Stock, No Par Value, 500,000 Shares Authorized: None Outstanding	-	-
Common Stock, $1.00 Par Value, 4,000,000 Shares Authorized: 1,138,096 Shares Issued, 966,132 Shares Outstanding	1,138,096	1,138,096
Additional Paid-in Capital	447,134	447,134
Retained Earnings	33,323,666	31,306,233
Treasury Stock, 171,964 Shares at cost	(3,922,098)	(3,922,098)
Total Shareholders' Equity	30,986,798	28,969,365

Total Liabilities and Shareholders' Equity	$ 33,626,127	$ 31,766,258

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Income

	Year Ended December 31, 2022	Year Ended December 31, 2021
Net Sales	$ 33,646,033	$ 33,974,558
Cost of Goods Sold	29,830,710	27,509,466

Gross Profit	3,815,323	6,465,092

Operating (Income) Expenses:
Selling and Administrative Expenses	4,992,521	5,106,177
Gain on Sale of Property	(4,738,394)	0

Total Operating Expenses	254,127	5,106,177

Operating Profit	3,561,196	1,358,915
Other Income	91,433	55,557

Income Before Income Taxes	3,652,629	1,414,472
Provision for Income Taxes	785,000	301,000

Net Income	$ 2,867,629	$ 1,113,472

Per Share Data:
Basic net income per share	$ 2.97	$ 1.15
Diluted net income per share	$ 2.97	$ 1.15

Weighted Average Common Shares Outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash Dividends Declared Per Share	$ 0.88	$ 0.88

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity

		Common Stock				Treasury Stock, At Cost
	Preferred Stock	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2020	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,042,957	171,964	$ (3,922,098)	$ 28,706,089
Net Income					1,113,472			1,113,472
Dividends Declared ($0.88 per share)					(850,196)			(850,196)
Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$ (3,922,098)	$ 28,969,365
Net Income					2,867,629			2,867,629
Dividends Declared ($0.88 per share)					(850,196)			(850,196)
Balance, December 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 33,323,666	171,964	$ (3,922,098)	$ 30,986,798

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash Flows from Operating Activities:
Net Income	$ 2,867,629	$ 1,113,472
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,279,870	1,318,554
(Gain) Loss on the Sale of Property and Equipment	(4,741,096)	21,564
Deferred Income Taxes	22,000	(85,000)
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	672,847	(484,534)
Inventories, net	(601,450)	(3,366,486)
Other Current Assets	(585,190)	123,036
Accounts Payable	4,600	226,211
Accrued Wages and Salaries	(47,000)	27,324
Other Accrued Expenses	(38,457)	43,450
Unearned Revenue and Customer Deposits	(98,707)	52,926
Net Cash Used in Operating Activities	(1,264,954)	(1,009,483)

Cash Flows from Investing Activities:
Capital Expenditures	(969,943)	(670,898)
Proceeds from the Sale of Property and Equipment	5,043,240	7,800
Proceeds from Certificates of Deposit	1,495,000	4,484,000
Purchases of Certificates of Deposit	(1,445,000)	(2,492,000)
Net Cash Provided by Investing Activities	4,123,297	1,328,902

Cash Flows from Financing Activities:
Cash Dividends Paid	(850,196)	(850,196)
Net Cash Used in Financing Activities	(850,196)	(850,196)

Net Increase (Decrease) in Cash and Cash Equivalents	2,008,147	(530,777)
Cash and Cash Equivalents:
Beginning of Year	2,036,954	2,567,731
End of Year	$ 4,045,101	$ 2,036,954

Cash Paid for Income Taxes	$ 1,271,679	$ 300,500

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

Revenue Recognition- Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances, which vary over time.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of December 31, 2022 and 2021, reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.  In 2022 and 2021 the Company recognized revenue from such payments of $302,357 and $248,799, respectively, that was included in the unearned revenue balance at the beginning of the period.  Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

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

Cash and Cash Equivalents and Certificates of Deposit-The Company considers all highly liquid investments, including U.S. Treasury bills and certificates of deposit, with a maturity of three months or less when purchased to be cash equivalents.  Certificates of deposit with an original maturity of greater than three months are separately presented at cost which approximates market value.  The Company maintains cash on deposit in several financial institutions. At times, the account balances may be in excess of Federal Deposit Insurance Corporation insured limits.

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  There were no triggering events requiring assessment of impairment as of December 31, 2022 and 2021.

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

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.  In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  As of December 31, 2022 and 2021, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense.  There were no such expenses in 2022 or 2021.

The Company’s federal income tax returns for the 2019 through 2021 tax years are subject to examination by the Internal Revenue Service (“IRS”).  While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.

No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2019, 2020 and 2021 federal income tax returns will expire on September 15, 2023, 2024 and 2025, respectively.

The Company’s state income tax returns for the 2019 through 2021 tax years are subject to examination by various state authorities with the latest closing period on October 31, 2025.  The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

Segment Information-The Company reports segment information based on the internal structure and reporting of the Company’s operations.

Net Income Per Share- Net income per share of common stock is based on the weighted average number of shares outstanding of 966,132 in 2022 and 2021.

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

Recent Accounting Pronouncements- In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic.  ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023.  The impact of the adoption on our consolidated financial statements was not material.

2 - Balance Sheet Details

	December 31, 2022	December 31, 2021
Inventories:
Raw materials	$ 4,460,071	$ 4,645,923
Work in process	2,747,427	2,181,457
Finished goods	2,534,732	2,304,400
	9,742,230	9,131,780
Valuation reserves	(621,000)	(612,000)
	$ 9,121,230	$ 8,519,780

	December 31, 2022	December 31, 2021
Property, Plant and Equipment, net:
Land and improvements	$ 1,510,513	$ 1,778,819
Buildings and improvements	6,818,066	8,456,983
Machinery and equipment	35,982,194	35,618,735
Capitalized software and other	1,038,768	1,060,379
	45,349,541	46,914,916
Accumulated depreciation	(33,487,748)	(34,441,052)
	$ 11,861,793	$ 12,473,864

	December 31, 2022	December 31, 2021
Other Accrued Expenses:
Profit sharing plan contribution	$ 170,000	$ 145,000
Property taxes	41,497	80,269
All other items	116,464	141,149
	$ 327,961	$ 366,418

	December 31, 2022	December 31, 2021
Allowance for Doubtful Accounts:
Balance at beginning of year	$ 170,000	$ 170,000
Charges to statement of income	(1,660)	0
Write-offs, net of recoveries	(8,340)	0
Balance at end of year	$ 160,000	$ 170,000

	December 31, 2022	December 31, 2021
Inventory Valuation Reserves:
Balance at beginning of year	$ 612,000	$ 600,000
Charges to statement of income	17,070	41,308
Write-offs	(8,070)	(29,308)
Balance at end of year	$ 621,000	$ 612,000

3 - Income Taxes—The provision for income tax expense consists of the following:

	2022	2021
Current:
Federal	$ 723,000	$ 378,000
State	40,000	8,000
Deferred	22,000	(85,000)
	$ 785,000	$ 301,000

The following is a reconciliation of the statutory federal income tax rate to the actual effective tax rate:

	2022		2021
	Amount	%	Amount	%
Expected tax at U.S. statutory rate	$ 767,000	21.0	$ 297,000	21.0
Permanent differences	(14,000)	(0.4)	(2,000)	(0.1)
State taxes, net of federal benefit	32,000	0.9	6,000	0.4
Income tax expense	$ 785,000	21.5	$ 301,000	21.3

The deferred tax assets (liabilities) consist of the following:

	2022	2021

Depreciation and amortization	$ (1,216,451)	$ (1,196,119)
Inventory	157,687	157,600
Accrued vacation	71,923	74,037
Allowance for doubtful accounts	38,250	38,250
Other, net	507	148
	$ (948,084)	$ (926,084)

Valuation allowances related to deferred taxes are recorded based on the “more likely than not” realization criteria.  The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions.  A deferred tax valuation allowance was not required at December 31, 2022 or 2021.

4 - Profit Sharing Plan- The Company has a noncontributory profit sharing plan covering substantially all employees.  Total expenses relating to the profit sharing plan amounted to $170,000 in 2022 and $145,000 in 2021.

5 - Other Income- consists of the following:

	2022	2021
Interest income	$ 55,333	$ 19,797
Other	36,100	35,760
	$ 91,433	$ 55,557

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

	Fastener	Assembly Equipment	Other	Consolidated
Year Ended December 31, 2022:
Net Sales………………………………………	$ 30,291,547	$ 3,354,486	$ 0	$ 33,646,033

Depreciation……………………………………...	1,129,151	133,615	17,104	1,279,870

Segment operating profit………………………	505,751	413,995	0	919,746
Selling and administrative expenses…………..	0	0	(2,096,944)	(2,096,944)
Gain on sale of property…………………………			4,738,394	4,738,394
Other income……………………………………..	0	0	91,433	91,433
Income before income taxes……………………				3,652,629

Capital expenditures…………………………….	868,654	3,207	98,082	969,943

Segment assets:
Accounts receivable, net……………………...	4,683,620	291,517	0	4,975,137
Inventories, net………………………………...	7,766,703	1,354,527	0	9,121,230
Property, plant and equipment, net………….	9,562,329	1,303,497	995,967	11,861,793
Other assets……………………………………	0	0	7,667,967	7,667,967
				33,626,127

Year Ended December 31, 2021:
Net Sales………………………………………	$ 29,831,388	$ 4,143,170	$ 0	$ 33,974,558

Depreciation……………………………………...	1,161,596	134,957	22,001	1,318,554

Segment operating profit………………………	2,384,486	997,048	0	3,381,534
Selling and administrative expenses…………..	0	0	(2,022,619)	(2,022,619)
Other income……………………………………..	0	0	55,557	55,557
Income before income taxes……………………				1,414,472

Capital expenditures…………………………….	493,564	0	177,334	670,898

Segment assets:
Accounts receivable, net……………………...	5,302,257	345,727	0	5,647,984
Inventories, net………………………………...	7,214,050	1,305,730	0	8,519,780
Property, plant and equipment, net………….	9,782,324	1,433,905	1,257,635	12,473,864
Other assets……………………………………	0	0	5,124,630	5,124,630
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

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2022:
Automotive	$ 18,454,238	$ 209,735	$ 18,663,973
Non-automotive	11,837,309	3,144,751	14,982,060
Total net sales	$ 30,291,547	$ 3,354,486	$ 33,646,033

Year Ended December 31, 2021:
Automotive	$ 17,573,104	$ 157,652	$ 17,730,756
Non-automotive	12,258,284	3,985,518	16,243,802
Total net sales	$ 29,831,388	$ 4,143,170	$ 33,974,558

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2022:
United States	$ 24,955,181	$ 3,202,729	$ 28,157,910
Foreign	5,336,366	151,757	5,488,123
Total net sales	$ 30,291,547	$ 3,354,486	$ 33,646,033

Year Ended December 31, 2021:
United States	$ 24,280,114	$ 4,053,102	$ 28,333,216
Foreign	5,551,274	90,068	5,641,342
Total net sales	$ 29,831,388	$ 4,143,170	$ 33,974,558

Sales to one customer in the fastener segment accounted for 15% of consolidated revenues during 2022 and 13% in 2021.  The accounts receivable balance for this customer accounted for 19% and 16% of consolidated accounts receivable as of December 31, 2022 and 2021, respectively.  Sales to a second customer in the fastener segment accounted for 14% of consolidated revenues during 2022 and 11% in 2021.  The accounts receivable balance for this customer accounted for 16% and 11% of consolidated accounts receivable as of December 31, 2022 and 2021, respectively.  Sales to a third customer were 12% of consolidated revenue in 2021. The accounts receivable balance for this customer accounted for 18% of consolidated accounts receivable as of December 31, 2021.

7 - Gain on Sale of Property - On August 12, 2022, the Company entered into a Purchase and Sale Agreement (the “PSA”) with Frontenac Properties LLC (the “Purchaser”) pursuant to which the Company agreed, subject to the terms and conditions of the PSA, to sell its facility in Naperville, Illinois, in which the Company’s headquarters and warehouse space are located, to the Purchaser.  On September 27, 2022, the Company’s sale of the facility to the Purchaser was completed for a selling price of $5,350,000 in cash, less customary closing costs. The net gain on the transaction was $4,738,394.  A portion of the net proceeds was invested in U.S. Treasury bills and is included in cash and cash equivalents as of December 31, 2022.

Concurrently with the completion of the sale of the Naperville facility, the Company and the Purchaser entered into a lease agreement pursuant to which the Company leased the warehouse portion of the Naperville facility from the Purchaser until December 31, 2022 and the office portion until June 30, 2023.  The monthly rent payable by the Company under the lease was $12,500 for the period from the closing until December 31, 2022 and will be $8,500 for the period from January 1, 2023 to June 30, 2023.  The Company adopted the practical expedient for short-term leases under ASC 842 which allows for leases of 12 months or less to be expensed on a straight-line basis over the lease term without reporting on the balance sheet.

8 - Commitments and Contingencies- The Company recorded rent expense aggregating approximately $91,000 and $27,000 in 2022 and 2021, respectively.  Total future minimum rentals at December 31, 2022 were $51,000.

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

9 - COVID-19- In March 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency.  The rapid spread of the virus and the response domestically and internationally to combat it had a significant negative impact on the global economy, including the automotive industry upon which we rely for sales.  Beginning in March 2020, most states issued executive orders which temporarily closed businesses deemed non-essential in an effort to prevent the spread of the coronavirus.  Similar measures also took place in foreign markets we serve.  As a result, our operations and the operations of our customers and suppliers were adversely affected.  While most shutdown orders were lifted later that year, various work-related restrictions remained in place for some time resulting in widespread economic disruption.  As of the beginning of 2022, our operations had not returned to pre-pandemic levels and the pandemic continues to disrupt and have unpredictable impacts on our operations and the markets we serve, most notably in terms of labor shortages, supply chain disruptions and high inflation.  These factors make the timing and sustainability of any broad economic recovery uncertain and will likely remain tied to the course of the pandemic.  As we cannot predict the duration or scope of the COVID-19 pandemic, or its broader impact on the global economy, including the demand for automobiles, it is unknown what the impact of COVID-19 and its related effects will be on our business, results of operations or financial condition, but the impact could be material and last for an extended period of time.

10 - Subsequent Events- On February 20, 2023, the Board of Directors declared a regular quarterly dividend of $0.22 per share, or $212,549, payable March 20, 2023 to shareholders of record on March 3, 2023.

ITEM 9 - Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's principal executive and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the "Exchange Act") as of the end of the period covered by this report.  Based on such evaluation, the Company's principal executive and principal financial officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2022.

This Annual Report on form 10-K is not required to, and does not, include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting, because the Company is not an accelerated filer or a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2023 Proxy Statement (i) with respect to the Board of Directors' nominees for directors that is not related to security ownership in "Security Ownership of Management" and (ii) in the third paragraph in "Additional Information Concerning the Board of Directors and Committees" is incorporated herein by reference. The 2023 Proxy Statement is to be filed with the Securities and Exchange Commission in connection with the Company's 2023 Annual Meeting of Shareholders.  The information called for with respect to executive officers of the Company is included in Part I of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

The Company has adopted a code of ethics for its principal executive officer, chief operating officer and senior financial officers.  A copy of this code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K dated March 29, 2005.

ITEM 11 - Executive Compensation

The information set forth in the Company’s 2023 Proxy Statement in “Compensation of Directors and Executive Officers” is incorporated herein by reference.

During 2022, the Compensation Committee of the Board of Directors consisted of Directors Kent H. Cooney, Kurt Moders and Patricia M. Miller.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company's 2023 Proxy Statement in “Principal Shareholders” and the information with respect to security ownership of the Company's directors and officers set forth in “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

  The information set forth in the Company’s 2023 Proxy Statement in (i) “Additional Information Concerning the Board of Directors and Committees - Policy Regarding Related Person Transactions” and (ii) the first paragraph under “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2023 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a)   The following documents are filed as a part of this report:

1.Financial Statements:

See the section entitled "Consolidated Financial Statements" in Item 8 of this report.

2.Financial Statement Schedules:

Financial statement schedules and supplementary information have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.Exhibits:

See the section entitled "Exhibits" which appears on page 29 of this report.

ITEM 16 – Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.
EXHIBITS
Exhibit Number
2.1	Purchase and Sale Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2022.
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s report on Form 10-K, dated March 27, 1998.
3.2	Amended and Restated By-Laws, as amended through March 22, 2021. Incorporated by reference to the Company’s report on Form 10-K, dated March 21, 2022.
14	Code of Ethics for Principal Executive and Senior Financial Officers. Incorporated by reference to the Company's report on Form 10-K, dated March 29, 2005.
21	Subsidiaries of the Registrant.
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Chicago Rivet & Machine Co.

By /s/Michael J. Bourg

Michael J. Bourg

President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/James W. MorrisseyChairman of the Board of Directors

James W. Morrisseyand Member of the Executive Committee

 March 29, 2023

/s/Michael J. BourgPresident, Chief Operating Officer and Treasurer

Michael J. Bourg(Principal Executive and Financial Officer),

Director and Member of the Executive Committee

March 29, 2023

/s/Kent H. CooneyDirector, Member of the Audit Committee

Kent H. CooneyMarch 29, 2023

/s/Kurt Moders Director

Kurt ModersMarch 29, 2023

/s/John L. ShowelDirector, Member of the Audit Committee

John L. ShowelMarch 29, 2023