Form 10-Q
period 2023-03-31
CHICAGO RIVET & MACHINE CO
filed 2023-05-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	March 31, 2023 (Unaudited)	December 31, 2022
Assets

Current Assets:
Cash and cash equivalents	$ 2,265,723	$ 4,045,101
Certificates of deposit	2,193,000	2,691,000
Accounts receivable - Less allowance of $160,000	6,173,074	4,975,137
Inventories, net	9,998,952	9,121,230
Prepaid income taxes	672,119	509,119
Other current assets	420,199	422,747

Total current assets	21,723,067	21,764,334

Property, Plant and Equipment:
Land and improvements	1,510,513	1,510,513
Buildings and improvements	6,758,266	6,758,266
Production equipment and other	37,494,180	37,080,762
	45,762,959	45,349,541
Less accumulated depreciation	33,793,779	33,487,748
Net property, plant and equipment	11,969,180	11,861,793

Total assets	$ 33,692,247	$ 33,626,127

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,621,403	$ 697,235
Accrued wages and salaries	675,078	462,332
Other accrued expenses	115,734	327,961
Unearned revenue and customer deposits	183,836	203,717
Total current liabilities	2,596,051	1,691,245

Deferred income taxes	905,084	948,084

Total liabilities	3,501,135	2,639,329

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	32,527,980	33,323,666
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	30,191,112	30,986,798

Total liabilities and shareholders' equity	$ 33,692,247	$ 33,626,127

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net sales	$ 8,729,725	$ 9,197,696
Cost of goods sold	8,252,222	7,341,474

Gross profit	477,503	1,856,222
Selling and administrative expenses	1,257,695	1,295,664

Operating profit (loss)	(780,192)	560,558

Other income	43,055	9,755

Income (loss) before income taxes	(737,137)	570,313
Provision (benefit) for income taxes	(154,000)	123,000

Net Income (loss)	$ (583,137)	$ 447,313

Per share data:
Basic net income (loss) per share	$ (0.60)	$ 0.46
Diluted net income (loss) per share	$ (0.60)	$ 0.46

Weighted average common shares outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash dividends declared per share	$ 0.22	$ 0.22

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 33,323,666	171,964	$ (3,922,098)	$ 30,986,798
Net Loss					(583,137)			(583,137)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 32,527,980	171,964	$ (3,922,098)	$ 30,191,112

Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$ (3,922,098)	$ 28,969,365
Net Income					447,313			447,313
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,540,997	171,964	$ (3,922,098)	$ 29,204,129

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net Income (loss)	$ (583,137)	$ 447,313
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	306,032	320,424
Deferred income taxes	(43,000)	(24,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,197,937)	(990,427)
Inventories	(877,722)	(1,093,460)
Other current assets	(160,452)	(37,522)
Accounts payable	924,168	754,192
Accrued wages and salaries	212,746	197,065
Other accrued expenses	(212,227)	53,411
Unearned revenue and customer deposits	(19,881)	(15,390)
Net cash used in operating activities	(1,651,410)	(388,394)

Cash flows from investing activities:
Capital expenditures	(413,419)	(120,594)
Proceeds from certificates of deposit	498,000	0
Net cash provided by (used in) investing activities	84,581	(120,594)

Cash flows from financing activities:
Cash dividends paid	(212,549)	(212,549)
Net cash used in financing activities	(212,549)	(212,549)

Net decrease in cash and cash equivalents	(1,779,378)	(721,537)
Cash and cash equivalents at beginning of period	4,045,101	2,036,954
Cash and cash equivalents at end of period	$ 2,265,723	$ 1,315,417

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2023 (unaudited) and December 31, 2022 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the year.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic.  ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023, using the modified retrospective approach. The adoption did not result in the recognition of a cumulative adjustment to beginning retained earnings, nor did it have a material impact on the condensed consolidated financial statements.

2.  The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry.  The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States.  The Company has established an allowance for accounts that may become uncollectible in the future.  This estimated allowance is based in part on management's evaluation of the financial condition of the customer and historical experience.  The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses.  The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history and the customer's current ability to pay its obligation.  The Company also considers current economic conditions, the economic outlook and industry-specific factors in its evaluation.  Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered.

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

4.  Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the first quarter of 2023, the Company did not realize any revenue related to such contracts.  As of March 31, 2023, there are no such contracts outstanding.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of March 31, 2023 and December 31, 2022 reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2023:
Automotive	$ 5,006,190	$ 44,878	$ 5,051,068
Non-automotive	2,850,623	828,034	3,678,657
Total net sales	$ 7,856,813	$ 872,912	$ 8,729,725

Three Months Ended March 31, 2022:
Automotive	$ 4,904,183	$ 41,463	$ 4,945,646
Non-automotive	3,249,650	1,002,400	4,252,050
Total net sales	$ 8,153,833	$ 1,043,863	$ 9,197,696

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2023:
United States	$ 6,391,747	$ 786,571	$ 7,178,318
Foreign	1,465,066	86,341	1,551,407
Total net sales	$ 7,856,813	$ 872,912	$ 8,729,725

Three Months Ended March 31, 2022:
United States	$ 6,760,129	$ 1,004,151	$ 7,764,280
Foreign	1,393,704	39,712	1,433,416
Total net sales	$ 8,153,833	$ 1,043,863	$ 9,197,696

5.  The Company’s effective tax rates were approximately (20.9)% and 21.6% for the first quarter of 2023 and 2022, respectively.

The Company’s federal income tax returns for the 2019 through 2022 tax years are subject to examination by the Internal Revenue Service (“IRS”).   While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.  No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2019 through 2022 federal income tax returns will expire on September 15, 2023 through 2026, respectively.

The Company’s state income tax returns for the 2019 through 2022 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2026.  The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	March 31, 2023	December 31, 2022
Raw material	$ 4,609,907	$ 4,460,071
Work-in-process	3,147,846	2,747,427
Finished goods	2,862,199	2,534,732
Inventories, gross	10,619,952	9,742,230
Valuation reserves	(621,000)	(621,000)
Inventories, net	$ 9,998,952	$ 9,121,230

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2023:
Net sales	$ 7,856,813	$ 872,912	0	$ 8,729,725

Depreciation	272,636	30,732	2,664	306,032

Segment operating profit (loss)	(428,501)	189,315	0	(239,186)
Selling and administrative expenses	0	0	(538,537)	(538,537)
Interest income	0	0	40,586	40,586
Loss before income taxes				$ (737,137)

Capital expenditures	336,066	0	77,353	413,419

Segment assets:
Accounts receivable, net	5,857,565	315,509	0	6,173,074
Inventories, net	8,566,031	1,432,921	0	9,998,952
Property, plant and equipment, net	9,625,759	1,272,765	1,070,656	11,969,180
Other assets	0	0	5,551,041	5,551,041
				$ 33,692,247

Three Months Ended March 31, 2022:
Net sales	$ 8,153,833	$ 1,043,863	0	$ 9,197,696

Depreciation	281,841	33,363	5,220	320,424

Segment operating profit	835,507	232,279	0	1,067,786
Selling and administrative expenses	0	0	(499,328)	(499,328)
Interest income	0	0	1,755	1,755
Income before income taxes				$ 570,213

Capital expenditures	112,864	0	7,730	120,594

Segment assets:
Accounts receivable, net	6,151,706	486,705	0	6,638,411
Inventories, net	8,299,454	1,313,786	0	9,613,240
Property, plant and equipment, net	9,613,347	1,400,542	1,260,145	12,274,034
Other assets	0	0	4,440,615	4,440,615
				$ 32,966,300

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter of 2023 were $8,729,725 compared to $9,197,696 in the first quarter of 2022, a decline of $467,971, or 5.1%. Both the fastener segment and the assembly equipment segment incurred lower sales in the current year quarter.  The lower sales combined with higher operating costs in the current year resulted in a net loss of $(583,137), or $(0.60) per share, compared to $447,313, or $0.46 per share, in the first quarter of 2022.  During the quarter, a regular quarterly dividend of $0.22 per share was paid.

Fastener segment revenues were $7,856,813 in the first quarter of 2023 compared to $8,153,833 in the first quarter of 2022, a decline of $297,020, or 3.6%.  The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $5,006,190 in the first quarter this year compared to $4,904,183 in the first quarter of 2022, an increase of $102,007, or 2.1%.  However, fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,850,623 in the first quarter of this year compared to $3,249,650 in the first quarter of 2022, a decline of $399,027 or 12.3%.  Fastener segment gross margins were $251,624 in the first quarter of 2023 compared to $1,558,909 in the first quarter of 2022, a decline of $1,307,285.  In addition to higher costs, we incurred production inefficiencies that resulted in higher labor costs and expediting expenses related to persistent staffing challenges.

Assembly equipment segment revenues were $872,912 in the first quarter of 2023 compared to $1,043,863 in the first quarter of 2022, a decline of $170,951, or 16.4%.  Machine sales increased during the quarter but were offset by lower replacement parts and tooling sales compared to the prior year quarter.  The decline in sales contributed to a $71,434 decline in segment gross margin, from $297,313 in 2022 to $225,879 in 2023.

Selling and administrative expenses during the first quarter of 2023 were $1,257,695 compared to $1,295,664 recorded in the first quarter of 2022, a decrease of $37,969, or 2.9%.  While we had reduced profit sharing, commissions and director fees in the current year, these reductions were partially offset by higher outside consulting and rental expenses.  Selling and administrative expenses were 14.4% of net sales in the first quarter of 2023 compared to 14.1% in the first quarter of 2022.

Other Income

Other income in the first quarter of 2023 was $43,055 compared to $9,755 in the first quarter of 2022.  Other income is primarily comprised of interest income which increased during the current year due to higher interest rates and greater invested balances.

Income Tax Expense

The Company’s effective tax rates were approximately (20.9)% and 21.6% for the first quarter of 2023 and 2022, respectively.

Liquidity and Capital Resources

Working capital was $19,127,016 as of March 31, 2023 compared to $20,073,089 at the beginning of the year, a decline of $946,073.  During the quarter, accounts receivable increased by $1,197,937, due to the greater sales activity during the quarter compared to the fourth quarter of 2022, and inventory increased by $877,722, primarily due to higher costs and some production bottlenecks that resulted in delayed shipments.  Partially offsetting these changes was an increase in accounts payable of $924,168 related to the greater level of operating activity during the first quarter.  Other items reducing working capital in the first quarter were capital expenditures of $413,419, which consisted primarily of equipment used in fastener production activities, and dividends paid of $212,549.  The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $4,458,723 as of March 31, 2023 compared to $6,736,101 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results in the first quarter were negatively impacted by numerous factors.  Demand from our automotive customers was relatively steady, as that sector continues to recover from the pandemic, but we experienced continued softening in demand from non-automotive customers amid an uncertain economic future.  The tight labor market has made maintaining an optimal workforce difficult and inflation remains historically high.  These conditions are expected to persist in the near-term.  We are reviewing and seeking to adjust our pricing in light of higher operating costs related to the current economic and labor market environment and have made investments in equipment to improve operating efficiency.  We will also continue to adjust our activities based on changing market conditions, while pursuing opportunities to develop new customer relationships and build on existing ones in all the markets we serve.

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

PART II -- OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.

    (Registrant)

Date:  May 8, 2023

/s/                    Michael J. Bourg

Michael J. Bourg

President, Chief Operating Officer and Treasurer

(Principal Executive Officer and Principal Financial Officer)