Form 10-Q
period 2023-06-30
CHICAGO RIVET & MACHINE CO
filed 2023-08-07
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	June 30, 2023 (Unaudited)	December 31, 2022
Assets

Current Assets:
Cash and cash equivalents	$ 1,524,167	$ 4,045,101
Certificates of deposit	1,694,000	2,691,000
Accounts receivable - Less allowances of $146,000 and $160,000, respectively	5,904,401	4,975,137
Inventories, net	9,423,243	9,121,230
Prepaid income taxes	985,119	509,119
Other current assets	421,999	422,747

Total current assets	19,952,929	21,764,334

Property, Plant and Equipment:
Land and improvements	1,510,513	1,510,513
Buildings and improvements	6,758,266	6,758,266
Production equipment and other	37,778,206	37,080,762
	46,046,985	45,349,541
Less accumulated depreciation	34,037,051	33,487,748
Net property, plant and equipment	12,009,934	11,861,793

Total assets	$ 31,962,863	$ 33,626,127

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,234,323	$ 697,235
Accrued wages and salaries	577,657	462,332
Other accrued expenses	84,244	327,961
Unearned revenue and customer deposits	535,498	203,717
Total current liabilities	2,431,722	1,691,245

Deferred income taxes	864,084	948,084

Total liabilities	3,295,806	2,639,329

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	31,003,925	33,323,666
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	28,667,057	30,986,798

Total liabilities and shareholders' equity	$ 31,962,863	$ 33,626,127

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net sales	$ 8,050,931	$ 9,023,398	$ 16,780,656	$ 18,221,094
Cost of goods sold	8,379,967	7,577,021	16,632,189	14,918,495

Gross profit	(329,036)	1,446,377	148,467	3,302,599
Selling and administrative expenses	1,359,465	1,263,921	2,617,160	2,559,585

Operating profit (loss)	(1,688,501)	182,456	(2,468,693)	743,014

Other income	22,995	12,448	66,050	22,203

Income (loss) before income taxes	(1,665,506)	194,904	(2,402,643)	765,217
Provision (benefit) for income taxes	(354,000)	41,000	(508,000)	164,000

Net Income (loss)	$ (1,311,506)	$ 153,904	$ (1,894,643)	$ 601,217

Per share data:
Basic net income (loss) per share	$ (1.36)	$ 0.16	$ (1.96)	$ 0.62
Diluted net income (loss) per share	$ (1.36)	$ 0.16	$ (1.96)	$ 0.62

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$ 0.22	$ 0.22	$ 0.44	$ 0.44

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 33,323,666	171,964	$ (3,922,098)	$ 30,986,798
Net Loss					(583,137)			(583,137)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 32,527,980	171,964	$ (3,922,098)	$ 30,191,112
Net Loss					(1,311,506)			(1,311,506)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,003,925	171,964	$ (3,922,098)	$ 28,667,057

Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$ (3,922,098)	$ 28,969,365
Net Income					447,313			447,313
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,540,997	171,964	$ (3,922,098)	$ 29,204,129
Net Income					153,904			153,904
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,482,352	171,964	$ (3,922,098)	$ 29,145,484

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net Income (loss)	$ (1,894,643)	$ 601,217
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	612,107	640,848
Gain on disposal of equipment	(31,500)	0
Deferred income taxes	(84,000)	(46,000)
Changes in operating assets and liabilities:
Accounts receivable	(929,264)	(1,194,243)
Inventories	(302,013)	(1,095,593)
Other current assets	(475,252)	(78,145)
Accounts payable	537,088	382,910
Accrued wages and salaries	115,325	235,473
Other accrued expenses	(243,717)	91,825
Unearned revenue and customer deposits	331,781	(75,713)
Net cash used in operating activities	(2,364,088)	(537,421)

Cash flows from investing activities:
Capital expenditures	(760,248)	(211,703)
Proceeds from the sale of equipment	31,500	0
Proceeds from certificates of deposit	997,000	0
Net cash provided by (used in) investing activities	268,252	(211,703)

Cash flows from financing activities:
Cash dividends paid	(425,098)	(425,098)
Net cash used in financing activities	(425,098)	(425,098)

Net decrease in cash and cash equivalents	(2,520,934)	(1,174,222)
Cash and cash equivalents at beginning of period	4,045,101	2,036,954
Cash and cash equivalents at end of period	$ 1,524,167	$ 862,732

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six month period ended June 30, 2023 are not necessarily indicative of the results to be expected for the year.

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

4.  Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the second quarter of 2023, the Company did not realize any revenue related to such contracts and $379,000 is the remaining performance obligation under such contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of June 30, 2023 and December 31, 2022 reserves for warranty claims were not material.  Cash received by the Company prior to shipment is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2023:
Automotive	$ 4,959,381	$ 38,223	$ 4,997,604
Non-automotive	2,401,732	651,595	3,053,327
Total net sales	$ 7,361,113	$ 689,818	$ 8,050,931

Three Months Ended June 30, 2022:
Automotive	$ 4,550,809	$ 59,818	$ 4,610,627
Non-automotive	3,508,803	903,968	4,412,771
Total net sales	$ 8,059,612	$ 963,786	$ 9,023,398

Six Months Ended June 30, 2023:
Automotive	$ 9,965,571	$ 83,101	$ 10,048,672
Non-automotive	5,252,355	1,479,629	6,731,984
Total net sales	$ 15,217,926	$ 1,562,730	$ 16,780,656

Six Months Ended June 30, 2022:
Automotive	$ 9,454,992	$ 101,652	$ 9,556,644
Non-automotive	6,758,453	1,905,997	8,664,450
Total net sales	$ 16,213,445	$ 2,007,649	$ 18,221,094

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2023:
United States	$ 6,137,476	$ 654,546	$ 6,792,022
Foreign	1,223,637	35,272	1,258,909
Total net sales	$ 7,361,113	$ 689,818	$ 8,050,931

Three Months Ended June 30, 2022:
United States	$ 6,796,779	$ 932,468	$ 7,729,247
Foreign	1,262,833	31,318	1,294,151
Total net sales	$ 8,059,612	$ 963,786	$ 9,023,398

Six Months Ended June 30, 2023
United States	$ 12,529,223	$ 1,441,117	$ 13,970,340
Foreign	2,688,703	121,613	2,810,316
Total net sales	$ 15,217,926	$ 1,562,730	$ 16,780,656

Six Months Ended June 30, 2022
United States	$ 13,556,908	$ 1,936,618	$ 15,493,526
Foreign	2,656,537	71,031	2,727,568
Total net sales	$ 16,213,445	$ 2,007,649	$ 18,221,094

5.  The Company’s effective tax rates were approximately (21.3)% and 21.0% for the second quarter of 2023 and 2022, respectively, and (21.1)% and 21.4% for the six months ended June 30, 2023 and 2022, respectively.

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

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	June 30, 2023	December 31, 2022
Raw material	$ 4,466,826	$ 4,460,071
Work-in-process	2,939,353	2,747,427
Finished goods	2,638,064	2,534,732
Inventories, gross	10,044,243	9,742,230
Valuation reserves	(621,000)	(621,000)
Inventories, net	$ 9,423,243	$ 9,121,230

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2023:
Net sales	$ 7,361,113	$ 689,818	0	$ 8,050,931

Depreciation	272,679	30,732	2,664	306,075

Segment operating profit	(1,093,218)	87,166	0	(1,006,052)
Selling and administrative expenses	0	0	(681,199)	(681,199)
Interest income	0	0	21,745	21,745
Income before income taxes				$ (1,665,506)

Capital expenditures	406,629	0	(59,800)	346,829

Segment assets:
Accounts receivable, net	5,543,477	360,924	0	5,904,401
Inventories, net	7,940,159	1,483,084	0	9,423,243
Property, plant and equipment, net	9,759,709	1,242,033	1,008,192	12,009,934
Other assets	0	0	4,625,285	4,625,285
				$ 31,962,863

Three Months Ended June 30, 2022:
Net sales	$ 8,059,612	$ 963,786	0	$ 9,023,398

Depreciation	281,841	33,363	5,220	320,424

Segment operating profit	499,531	191,011	0	690,542
Selling and administrative expenses	0	0	(497,736)	(497,736)
Interest income	0	0	2,098	2,098
Income before income taxes				$ 194,904

Capital expenditures	22,682	0	68,427	91,109

Segment assets:
Accounts receivable, net	6,330,240	511,987	0	6,842,227
Inventories, net	8,341,612	1,273,761	0	9,615,373
Property, plant and equipment, net	9,396,988	1,367,179	1,260,552	12,044,719
Other assets	0	0	4,028,553	4,028,553
				$ 32,530,872

Six Months Ended June 30, 2023:
Net sales	$ 15,217,926	$ 1,562,730	0	$ 16,780,656

Depreciation	545,315	61,464	5,328	612,107

Segment operating profit	(1,521,719)	276,481	0	(1,245,238)
Selling and administrative expenses	0	0	(1,219,736)	(1,219,736)
Interest income	0	0	62,331	62,331
Income before income taxes				$ (2,402,643)

Capital expenditures	742,695	0	17,553	760,248

Six Months Ended June 30, 2022:
Net sales	$ 16,213,445	$ 2,007,649	0	$ 18,221,094

Depreciation	563,682	66,726	10,440	640,848

Segment operating profit	1,335,038	423,390	0	1,758,428
Selling and administrative expenses	0	0	(997,064)	(997,064)
Interest income	0	0	3,853	3,853
Income before income taxes				$ 765,217

Capital expenditures	178,346	0	33,357	211,703

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the second quarter of 2023 were $8,050,931 compared to $9,023,398 in the second quarter of 2022, a decline of $972,467, or 10.8%. For the first half of 2023, net sales totaled $16,780,656 compared to $18,221,094 in the first half of 2022, a decline of $1,440,438, or 7.9%.  Both the fastener segment and the assembly equipment segment have experienced lower sales in the second quarter and current year to date.  Lower sales combined with higher operating costs in the current year resulted in a net loss of $(1,311,506), or $(1.36) per share, in the second quarter compared to net income of $153,904, or $0.16 per share, in the second quarter of 2022.  For the first half of 2023, the net loss was $(1,894,643), or $(1.96) per share, compared to net income of $601,217, or $0.62 per share, for the first half of 2022.

Fastener segment revenues were $7,361,113 in the second quarter of 2023 compared to $8,059,612 reported in the second quarter of 2022, a decline of $698,499, or 8.7%.  For the first six months of 2023, fastener segment revenues were $15,217,926 compared to $16,213,445 in the first half of 2022, a decline of $995,519, or 6.1%. The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $4,959,381 in the second quarter this year compared to $4,550,809 in the second quarter of 2022, an increase of $408,572, or 9.0%.  Sales to automotive customers were $9,965,571 for the first six months of 2023 compared to $9,454,992 for the first six months of 2022, an increase of $510,579, or 5.4%.  The increase in the quarterly and year to date sales to automotive customers reflects increased North American light vehicle sales, which have improved as last year’s supply chain disruptions and parts shortages have eased.  Fastener segment sales to non-automotive customers were $2,401,732 in the second quarter of this year compared to $3,508,803 in the second quarter of 2022, a decline of $1,107,071, or 31.6%.  Sales to non-automotive customers for the first six months of the current year were $5,252,355 compared to $6,758,453 for the first six months of 2022, a decline of $1,506,098, or 22.3%, with the decline primarily related to a single industrial products customer.  Current year operating results have been significantly impacted by higher material and outside processing costs in recent quarters as well as record high inflation.  At the same time, we experienced labor market challenges that resulted in production inefficiencies which led to higher-than-normal quality expenses and expediting costs.  These increases have been difficult to recover from customers, especially automotive customers that often make purchases under restrictive terms and conditions; however, we will continue to review and seek to adjust pricing to address these higher costs.  The overall decline in fastener segment sales combined with higher operating costs have resulted in negative operating margins in the second quarter and year to date.  Second quarter fastener segment gross profit (loss) was $(442,951) compared to $1,191,471 in 2022, a decline of $1,634,422.  On a year-to-date basis, fastener segment gross profit (loss) was $(191,327) compared to $2,750,381 in the first half of 2022, a decline of $2,941,708.

Assembly equipment segment revenues were $689,818 in the second quarter of 2023 compared to $963,786 in the second quarter of 2022, a decline of $273,968, or 28.4%.  For the first half of 2023, assembly equipment segment revenues were $1,562,730 compared to $2,007,649 for the first half of 2022, a decline of $444,919, or 22.2%.  The second quarter and year-to-date decline in revenue was primarily due to fewer machines sold in the current year, as well as lower sales of machine tools.  Lower sales, along with higher operating costs, contributed to a decline in segment gross profit for the quarter and the first half of 2023.  Assembly equipment segment gross profit for the second quarter of 2023 was $113,915 compared to $254,905 in the second quarter of 2022, a decline of $140,990.  For the first half of 2023, segment gross profit was $339,794 compared to $552,218 in 2022, a decline of $212,424.

    Selling and administrative expenses for the second quarter of 2023 were $1,359,465 compared to $1,263,921 in the second quarter of 2022, an increase of $95,544, or 7.6%.  The increase is primarily related to outside consulting and building rent. For the first six months of 2023, selling and administrative expenses were $2,617,160 compared to $2,559,585 in the first half of 2022, an increase of $57,575, or 2.2%.  The net increase in the first half of 2023 primarily relates to the same items as in the second quarter.  The rent increase is the result of the leaseback of the office portion of a building that was sold in the third quarter of 2022.  We have also engaged certain outside consultants to assist in addressing the unprecedented challenges we currently face.  Selling and administrative expenses as a percentage of net sales for the first half of 2023 increased to 15.6%, from 14.0%, in the first half of 2022.

Other Income

Other income in the second quarter of 2023 was $22,995, compared to $12,448 in the second quarter of 2022.  Other income for the first six months of 2023 was $66,050, compared to $22,203 in the first six months of 2022.  The increases were primarily due to higher interest rates on invested balances during the current year.

Income Tax Expense

The Company’s effective tax rates were approximately (21.3)% and 21.0% for the second quarter of 2023 and 2022, respectively.  The Company’s effective tax rates were approximately (21.1)% and 21.4% for the six months ended June 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Working capital was $17,521,207 as of June 30, 2023 compared to $20,073,089 at the beginning of the year, a decline of $2,551,882.  During the first half of 2023, accounts receivable increased by $929,264, due to the greater sales activity compared to the fourth quarter of 2022, and inventory increased by $302,013 due to higher raw material prices and production costs.  Prepaid income taxes increased by $476,000 due to refunds expected as a result of prior year overpayments and current year operating losses.  Partially offsetting these changes was an increase in accounts payable of $537,088 related to the greater level of operating activity during the second quarter compared to the end of the previous year.  The most significant factor in the working capital decline is the current year operating loss.  Other items reducing working capital in the first half of 2023 were capital expenditures of $760,248, which consisted primarily of equipment used in fastener production activities, and dividends paid of $425,098.  The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $3,218,167 as of June 30, 2023 compared to $6,736,101 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results in the second quarter continued to be negatively impacted by numerous factors.  Demand from our automotive customers has been relatively steady as that sector continues to recover from the aftereffects of the Covid-19 pandemic, but our margins have been significantly impacted by higher costs that have been difficult to obtain relief from due to long-term contracts that are common with such customers.  We have also experienced softening demand from non-automotive customers in both the fastener and assembly equipment segments.  The tight labor market has made maintaining an optimal workforce difficult and while inflation has receded from its recent historic high, most of our production-related expenses remain much higher than a year earlier.  These conditions are expected to persist in the near term.  We are reviewing and seeking to adjust our pricing in light of higher operating costs related to the current economic and labor market environment and have made investments in equipment to improve operating efficiency, but such investments may take time to show meaningful improvement in operating results.  We will also continue to adjust our activities based on changing market conditions, while pursuing opportunities to develop new customer relationships and build on existing ones in all the markets we serve.

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

CHICAGO RIVET & MACHINE CO.

    (Registrant)

Date:  August 7, 2023

/s/                    Gregory D. Rizzo

Gregory D. Rizzo

Chief Executive Officer

(Principal Executive Officer)

Date:  August 7, 2023

/s/                    Michael J. Bourg

Michael J. Bourg

President, Chief Operating Officer and Treasurer

(Principal Financial Officer)