Form 10-Q
period 2023-09-30
CHICAGO RIVET & MACHINE CO
filed 2023-11-07
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	September 30, 2023 (Unaudited)	December 31, 2022
Assets

Current Assets:
Cash and cash equivalents	$ 2,362,982	$ 4,045,101
Certificates of deposit	200,000	2,691,000
Accounts receivable - Less allowances of $146,000 and $160,000, respectively	5,806,308	4,975,137
Inventories, net	8,795,196	9,121,230
Prepaid income taxes	616,520	509,119
Other current assets	412,899	422,747

Total current assets	18,193,905	21,764,334

Property, Plant and Equipment:
Land and improvements	1,510,513	1,510,513
Buildings and improvements	6,835,619	6,758,266
Production equipment and other	37,890,318	37,080,762
	46,236,450	45,349,541
Less accumulated depreciation	34,345,225	33,487,748
Net property, plant and equipment	11,891,225	11,861,793

Total assets	$ 30,085,130	$ 33,626,127

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,007,802	$ 697,235
Accrued wages and salaries	778,941	462,332
Other accrued expenses	147,475	327,961
Unearned revenue and customer deposits	300,025	203,717
Total current liabilities	2,234,243	1,691,245

Deferred income taxes	244,485	948,084

Total liabilities	2,478,728	2,639,329

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	29,943,270	33,323,666
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	27,606,402	30,986,798

Total liabilities and shareholders' equity	$ 30,085,130	$ 33,626,127

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net sales	$ 7,946,172	$ 8,567,785	$ 24,726,828	$ 26,788,879
Cost of goods sold	7,905,019	7,447,877	24,537,208	22,366,372

Gross profit	41,153	1,119,908	189,620	4,422,507

Operating (income) expenses:
Selling and administrative expenses	1,273,175	1,250,385	3,890,335	3,809,970
Gain on sale of property	0	(4,738,394)	0	(4,738,394)

Total operating (income) expenses	1,273,175	(3,488,009)	3,890,335	(928,424)

Operating profit (loss)	(1,232,022)	4,607,917	(3,700,715)	5,350,931

Other income	16,980	13,143	83,030	35,346

Income (loss) before income taxes	(1,215,042)	4,621,060	(3,617,685)	5,386,277
Provision (benefit) for income taxes	(251,000)	1,042,000	(759,000)	1,206,000

Net Income (loss)	$ (964,042)	$ 3,579,060	$ (2,858,685)	$ 4,180,277

Per share data:
Basic net income (loss) per share	$ (1.00)	$ 3.71	$ (2.96)	$ 4.33
Diluted net income (loss) per share	$ (1.00)	$ 3.71	$ (2.96)	$ 4.33

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$ 0.10	$ 0.22	$ 0.54	$ 0.66

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 33,323,666	171,964	$ (3,922,098)	$ 30,986,798
Net Loss					(583,137)			(583,137)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 32,527,980	171,964	$ (3,922,098)	$ 30,191,112
Net Loss					(1,311,506)			(1,311,506)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,003,925	171,964	$ (3,922,098)	$ 28,667,057
Net Loss					(964,042)			(964,042)
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, September 30, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 29,943,270	171,964	$ (3,922,098)	$ 27,606,402

Balance, December 31, 2021	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$ (3,922,098)	$ 28,969,365
Net Income					447,313			447,313
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,540,997	171,964	$ (3,922,098)	$ 29,204,129
Net Income					153,904			153,904
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,482,352	171,964	$ (3,922,098)	$ 29,145,484
Net Income					3,579,060			3,579,060
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, September 30, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 34,848,863	171,964	$ (3,922,098)	$ 32,511,995

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net Income (loss)	$ (2,858,685)	$ 4,180,277
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	920,430	960,139
Gain on sale of property and equipment	(31,500)	(4,736,096)
Deferred income taxes	(703,599)	(26,000)
Changes in operating assets and liabilities:
Accounts receivable	(831,171)	(930,130)
Inventories	326,034	(1,401,692)
Other current assets	(97,553)	(75,326)
Accounts payable	310,567	204,795
Accrued wages and salaries	316,609	328,698
Other accrued expenses	(180,486)	1,209,687
Unearned revenue and customer deposits	96,308	(127,094)
Net cash used in operating activities	(2,733,046)	(412,742)

Cash flows from investing activities:
Capital expenditures	(949,862)	(696,073)
Proceeds from the sale of property	31,500	5,038,240
Proceeds from certificates of deposit	2,591,000	1,245,000
Purchases of certificates of deposit	(100,000)	(1,245,000)
Net cash provided by investing activities	1,572,638	4,342,167

Cash flows from financing activities:
Cash dividends paid	(521,711)	(637,647)
Net cash used in financing activities	(521,711)	(637,647)

Net increase (decrease) in cash and cash equivalents	(1,682,119)	3,291,778
Cash and cash equivalents at beginning of period	4,045,101	2,036,954
Cash and cash equivalents at end of period	$ 2,362,982	$ 5,328,732

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2023 (unaudited) and December 31, 2022 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine month period ended September 30, 2023 are not necessarily indicative of the results to be expected for the year.

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

4.  Revenue—The Company operates in the fastener industry and is in the business of manufacturing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the third quarter of 2023, the Company realized revenue of $161,594 related to such contracts and has a remaining performance obligation of $303,906 which is expected to be recognized over the next six months.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of September 30, 2023 and December 31, 2022 reserves for warranty claims were not material.  Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of income.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2023:
Automotive	$ 5,184,547	$ 12,363	$ 5,196,910
Non-automotive	1,792,894	956,368	2,749,262
Total net sales	$ 6,977,441	$ 968,731	$ 7,946,172

Three Months Ended September 30, 2022:
Automotive	$ 4,813,646	$ 45,012	$ 4,858,658
Non-automotive	2,991,976	717,151	3,709,127
Total net sales	$ 7,805,622	$ 762,163	$ 8,567,785

Nine Months Ended September 30, 2023:
Automotive	$ 15,150,117	$ 95,464	$ 15,245,581
Non-automotive	7,045,250	2,435,997	9,481,247
Total net sales	$ 22,195,367	$ 2,531,461	$ 24,726,828

Nine Months Ended September 30, 2022:
Automotive	$ 14,268,638	$ 146,663	$ 14,415,301
Non-automotive	9,750,429	2,623,149	12,373,578
Total net sales	$ 24,019,067	$ 2,769,812	$ 26,788,879

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2023:
United States	$ 5,398,688	$ 961,618	$ 6,360,306
Foreign	1,578,753	7,113	1,585,866
Total net sales	$ 6,977,441	$ 968,731	$ 7,946,172

Three Months Ended September 30, 2022:
United States	$ 6,268,813	$ 696,856	$ 6,965,669
Foreign	1,536,809	65,307	1,602,116
Total net sales	$ 7,805,622	$ 762,163	$ 8,567,785

Nine Months Ended September 30, 2023:
United States	$ 17,927,910	$ 2,402,734	$ 20,248,872
Foreign	4,267,457	128,727	4,477,956
Total net sales	$ 22,195,367	$ 2,531,461	$ 24,726,828

Nine Months Ended September 30, 2022:
United States	$ 19,825,721	$ 2,633,475	$ 22,459,196
Foreign	4,193,346	136,337	4,329,683
Total net sales	$ 24,019,067	$ 2,769,812	$ 26,788,879

5.  The Company’s effective tax rates were approximately (20.7)% and 22.5% for the third quarter of 2023 and 2022, respectively, and (21.0)% and 22.4% for the nine months ended September 30, 2023 and 2022, respectively.

The Company’s federal income tax returns for the 2020, 2021 and 2022 tax years are subject to examination by the Internal Revenue Service (“IRS”).   While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.  No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2020, 2021 and 2022 federal income tax returns will expire on September 15, 2024, 2025 and 2026, respectively.

The Company’s state income tax returns for the 2020 through 2022 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2026.  The Company is not currently under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories is as follows:

	September 30, 2023	December 31, 2022
Raw material	$ 3,460,660	$ 4,460,071
Work-in-process	3,073,621	2,747,427
Finished goods	2,801,915	2,534,732
Inventories, gross	9,336,196	9,742,230
Valuation reserves	(541,000)	(621,000)
Inventories, net	$ 8,795,196	$ 9,121,230

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2023:
Net sales	$ 6,977,441	$ 968,731	0	$ 7,946,172

Depreciation	276,989	30,732	602	308,323

Segment operating loss	(773,213)	166,927	0	(606,286)
Selling and administrative expenses	0	0	(625,701)	(625,701)
Interest income	0	0	16,945	16,945
Loss before income taxes				$ (1,215,042)

Capital expenditures	189,614	0	0	189,614

Segment assets:
Accounts receivable, net	5,410,548	395,760	0	5,806,308
Inventories, net	7,269,490	1,525,706	0	8,795,196
Property, plant and equipment, net	9,672,334	1,211,301	1,007,590	11,891,225
Other assets	0	0	3,592,401	3,592,401
				$ 30,085,130

Three Months Ended September 30, 2022:
Net sales	$ 7,805,622	$ 762,163	0	$ 8,567,785

Depreciation	281,842	33,363	4,086	319,291

Segment operating profit	350,536	92,977	0	443,513
Selling and administrative expenses	0	0	(565,740)	(565,740)
Gain on sale of property	0	0	4,738,394	4,738,394
Interest income	0	0	4,893	4,893
Income before income taxes				$ 4,621,060

Capital expenditures	462,445	0	21,925	484,370

Segment assets:
Accounts receivable, net	6,185,810	392,304	0	6,578,114
Inventories, net	8,549,836	1,371,636	0	9,921,472
Property, plant and equipment, net	9,575,293	1,333,816	998,545	11,907,654
Other assets	0	0	8,491,734	8,491,734
				$ 36,898,974

Nine Months Ended September 30, 2023:
Net sales	$ 22,195,367	$ 2,531,461	0	$ 24,726,828

Depreciation	822,304	92,196	5,930	920,430

Segment operating loss	(2,294,932)	443,408	0	(1,851,524)
Selling and administrative expenses	0	0	(1,845,437)	(1,845,437)
Interest income	0	0	79,276	79,276
Loss before income taxes				$ (3,617,685)

Capital expenditures	932,309	0	17,553	949,862

Nine Months Ended September 30, 2022:
Net sales	$ 24,019,067	$ 2,769,812	0	$ 26,788,879

Depreciation	845,524	100,089	14,526	960,139

Segment operating profit	1,685,574	516,367	0	2,201,941
Selling and administrative expenses	0	0	(1,562,804)	(1,562,804)
Gain on sale of property	0	0	4,738,394	4,738,394
Interest income	0	0	8,746	8,746
Income before income taxes				$ 5,386,277

Capital expenditures	597,991	0	98,082	696,073

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2023 were $7,946,172 compared to $8,567,785 in the third quarter of 2022, a decline of $621,613, or 7.3%. While assembly equipment segment revenues improved during the quarter compared to a year earlier, they were more than offset by the decline in fastener segment sales.  As of September 30, 2023, year to date sales totaled $24,726,828 compared to $26,788,879 for the first three quarters of 2022, a decline of $2,062,051, or 7.7%.  Both the fastener segment and assembly equipment segment sales have declined year to date.  Lower sales combined with higher operating costs in the current year resulted in a net loss of $(964,042), or $(1.00) per share, in the third quarter compared to net income of $3,579,060, or $3.71 per share, in the third quarter of 2022.  For the first three quarters of 2023, the net loss was $(2,858,685), or $(2.96) per share, compared to net income of $4,180,277, or $4.33 per share, for the same period in 2022. The third quarter and first nine months results for 2022 included a gain on sale of property of $4,738,394.

Fastener segment revenues were $6,977,441 in the third quarter of 2023 compared to $7,805,622 reported in the third quarter of 2022, a decline of $828,181, or 10.6%.  For the first nine months of 2023, fastener segment revenues were $22,195,367 compared to $24,019,067 in the first nine months of 2022, a decline of $1,823,700, or 7.6%. The automotive sector is the primary market for our fastener segment products and sales to automotive customers were $5,184,547 in the third quarter this year compared to $4,813,646 in the third quarter of 2022, an increase of $370,901, or 7.7%.  Sales to automotive customers were $15,150,117 for the first three quarters of 2023 compared to $14,268,638 for the first three quarters of 2022, an increase of $881,479, or 6.2%.  The increase in the quarterly and year to date sales to automotive customers reflects increased North American light vehicle sales, which have improved as last year’s supply chain disruptions and parts shortages have eased.  Fastener segment sales to non-automotive customers were $1,792,894 in the third quarter of this year compared to $2,991,976 in the third quarter of 2022, a decline of $1,199,082, or 40.1%.  Sales to non-automotive customers for the first three quarters of the current year were $7,045,250 compared to $9,750,429 for the first three quarters of 2022, a decline of $2,705,179, or 27.7%.  Although the decline in fastener sales to non-automotive customers primarily related to a single industrial products customer, several other customers cited excess ordering in 2022, when supply chain disruptions were widespread, as the cause for reduced demand in the current year.  Labor market conditions have improved since the beginning of the year and investments made to improve operating efficiencies have resulted in a significant reduction in expediting and quality related expenses during the third quarter compared to the first half of the year.  The impact of inflation in the last two years has been difficult to recover from customers, especially automotive customers that often make purchases under restrictive terms and conditions; however, we will continue to review and seek to adjust pricing to address these higher costs.  The overall decline in fastener segment sales combined with higher operating costs have resulted in negative operating margins in the third quarter and year to date.  Third quarter fastener segment gross profit (loss) was $(161,831) compared to $972,363 in 2022, a decline of $1,134,194.  On a year-to-date basis, fastener segment gross profit (loss) was $(353,158) compared to $3,722,743 in the first three quarters of 2022, a decline of $4,075,901.

Assembly equipment segment revenues were $968,731 in the third quarter of 2023 compared to $762,163 in the third quarter of 2022, an increase of $206,568, or 27.1%.  The increase in the quarter compared to a year earlier was due to more machines being sold and an increase in the average selling price per unit.  The increase in assembly equipment sales during the third quarter contributed to an improved gross margin during the quarter of $202,984 compared to $147,545 in the prior year.  For the first nine months of 2023, assembly equipment segment revenues were $2,531,461 compared to $2,769,812 for the same period of 2022, a decline of $238,351, or 8.6%.  While machine sales improved during the third quarter, the total units sold during the first three quarters still trails the number sold during the same period a year ago.  Additionally, tool sales have also declined in the current year.  Lower sales, along with higher operating costs in the current year, contributed to a decline in segment gross profit to $542,778 from $699,764 a year ago, a decline of $156,986.

    Selling and administrative expenses for the third quarter of 2023 were $1,273,175 compared to $1,250,385 in the third quarter of 2022, an increase of $22,790, or 1.8%.  For the first nine months of 2023, selling and administrative expenses were $3,890,335 compared to $3,809,970 for the same period in 2022, an increase of $80,365, or 2.1%.  The increases were primarily related to outside consulting and recruiting fees as well as building rent that has been incurred since the sale of the Company’s headquarters in the third quarter of 2022. Partially offsetting these increases were reductions in commissions and profit-sharing expense related to lower sales and profitability.  Selling and administrative expenses as a percentage of net sales for the first nine months of 2023 increased to 15.7%, from 14.2% for the first nine months of 2022.

Other Income

Other income in the third quarter of 2023 was $16,980, compared to $13,143 in the third quarter of 2022.  Other income for the first nine months of 2023 was $83,030, compared to $35,346 in the first nine months of 2022.  The increases were primarily due to higher interest rates on invested balances during the current year.

Income Tax Expense

The Company’s effective tax rates were approximately (20.7)% and 22.5% for the third quarter of 2023 and 2022, respectively.  The Company’s effective tax rates were approximately (21.0)% and 22.4% for the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

Working capital was $15,959,662 as of September 30, 2023, compared to $20,073,089 at the beginning of the year, a decline of $4,113,427.  The most significant factor in the working capital decline is the current year operating loss.  During the first three quarters of 2023, accounts receivable increased by $831,171 due to the greater sales activity compared to the fourth quarter of 2022, which was partially offset by a decline in inventory of $326,034 as quantities on hand were reduced and raw material inflation moderated.  Other items reducing working capital in the first three quarters of 2023 were capital expenditures of $949,862, which consisted primarily of equipment used in fastener production activities, and dividends paid of $521,711.  The net result of these changes and other cash flow activity was to leave cash, cash equivalents and certificates of deposit at $2,562,982 as of September 30, 2023 compared to $6,736,101 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Results in the third quarter continued to be negatively impacted by several factors.  Demand from our automotive customers has been relatively steady in 2023 as that sector continues to recover from the aftereffects of the Covid-19 pandemic, but our margins from such customers have been significantly impacted by higher costs that have been difficult to obtain relief from due to restrictive contracts that are common in that market.  The United Auto Workers strike that began in September did not materially impact results in the third quarter, but as the strike expanded in the fourth quarter, we have experienced reduced demand.  While we have seen improvement in the labor market since the beginning of the year and inflation has receded from its recent historic highs, most of our production-related expenses remain much higher than a year earlier.  These conditions are expected to persist in the near term, which makes obtaining updated pricing that reflects current economic conditions a priority.  In addition to adjusting pricing, we will also continue to adjust our activities and make investments that improve production efficiency, while pursuing opportunities to develop new customer relationships and build on existing ones in all the markets we serve.

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

CHICAGO RIVET & MACHINE CO.

Item 4. Controls and Procedures.

(a)  Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer (the Company’s principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective due to a weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting related to income taxes was identified in the Company’s internal control over financial reporting as of September 30, 2023. Specifically, the Company did not design and maintain effective controls related to the review of the presentation of the tax provision related to unusual items.

Notwithstanding the material weakness noted above, the Company’s management, including the Company's Chief Executive Officer and President, Chief Operating Officer and Treasurer, has concluded that our financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

Remediation Plan for the Material Weakness

The Company’s management, under the oversight of the Audit Committee, is in the process of designing and implementing changes in processes and controls to remediate the material weakness. Our enhanced design includes the involvement of external tax advisors in reviewing complex tax matters, as necessary.

The material weakness will not be considered remediated until management completes its remediation plan and the enhanced control operates for a sufficient period of time and management has concluded, through testing, that the related control is effective. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.

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

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 7, 2023	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2023	/s/ Michael J. Bourg
Michael J. Bourg
President, Chief Operating Officer and Treasurer
(Principal Financial Officer)