Form 10-K
period 2023-12-31
CHICAGO RIVET & MACHINE CO
filed 2024-03-28
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2023 was $24,848,915.

As of March 18, 2024, there were 966,132 shares of the Company's common stock outstanding.

Documents Incorporated By Reference

Portions of the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company's 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

PART I

ITEM 1 - Business

Chicago Rivet & Machine Co. (the "Company") was incorporated under the laws of the State of Illinois in December 1927, as successor to the business of Chicago Rivet & Specialty Co.  The Company operates in the United States in two segments as determined by its products.  The fastener segment, which comprises the Company’s wholly-owned subsidiary, H&L Tool Company Inc., and the Company’s fastener operations, which consists of the manufacture and sale of rivets, cold-formed fasteners and parts, and screw machine products.  The assembly equipment segment consists primarily of the manufacture of automatic rivet setting machines and parts and tools for such machines.

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

The Company serves a variety of customers.  Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components.  The level of business activity for the Company is closely related to the overall level of industrial activity in the United States.  During 2023 sales to three customers were each at least 10% of the Company’s consolidated revenues. Sales to TI Group Automotive Systems, LLC accounted for approximately 16% and 15% of the Company’s consolidated revenues in 2023 and 2022, respectively.  Sales to Cooper-Standard Holdings Inc. accounted for approximately 14% of the Company’s consolidated revenues in both 2023 and 2022.  Sales to Martinrea International Inc. accounted for approximately 11% of the Company’s consolidated revenues in 2023.

The Company's business has historically been stronger during the first half of the year due to the seasonality of automotive manufacturing.

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

At December 31, 2023, the Company employed 207 people.

   The Company has no foreign operations.  Sales to foreign customers represent approximately 18% of the Company's total sales in 2023.

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

Our business over the last few years has been significantly affected by domestic and global economic and market conditions, including rising costs, supply chain disruptions and labor pressures.

During 2022 and 2023 our business has experienced a period of significant material, labor and shipping price volatility (generally resulting from an increase in the price of commodities, energy costs, freight costs, labor costs and other input costs), as well as supply chain disruptions, in addition to an environment of rising interest rates. While some of these input cost increases moderated in fiscal 2023, other exposures will likely continue in fiscal 2024 and perhaps further into the future. This environment of significant price volatility has resulted in, and may continue to result in, increased costs that may not be, or may only be partially, offset by increasing sales prices and expense reduction. During this same period, we also experienced constrained labor availability which has resulted in inflationary wage pressures, both internally and at key vendors.  Although we have developed and implemented strategies to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, our operating model typically requires long lead times between the design and development of products, the launch of production and the delivery of the final product. This lead time requires us to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability to fully recover all such price changes.

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

We face intense competition.

We compete with a number of other manufacturers and distributors that produce and sell products similar to ours.  Price, quality and service are the primary elements of competition.  Our competitors include a large number of independent domestic and international suppliers.  We are not as large as a number of these companies and do not have as many financial or other resources.  Faced with intense domestic and international competition and pressure to reduce costs, many customers have expanded their sourcing of components worldwide.  As a result, we have experienced competition from suppliers in other parts of the world that benefit from economic advantages, such as lower labor costs, lower health care costs and fewer regulatory burdens.  There can be no assurance that we will be able to compete successfully with existing or new competitors.  Increased competition could have a material adverse effect on our business, results of operations and financial condition.

We rely on sales to major customers.

Our sales to three customers constituted approximately 41% of our consolidated revenues in 2023.  Sales to TI Group Automotive Systems, LLC, Cooper-Standard Holdings Inc, and Martinrea International Inc. accounted for approximately 16%, 14%, and 11% of the Company's consolidated revenues in 2023, respectively.  The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

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

Many of our customers depend upon intricate just-in-time supply chain systems.  A disruption in a supply chain caused by one or more suppliers, and/or an unrelated supplier, due to part shortages, work stoppages, labor shortages, economic hardships or bankruptcy, raw material shortages, transportation disruptions, natural disasters, health emergencies, tariffs, etc. could adversely impact our business, or our customers’ business, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our operations are subject to environmental laws and regulations.  Currently, environmental costs and liabilities with respect to our operations, and the cost of compliance with such laws and regulations, are not considered material to our business, but there can be no assurance that we will not be adversely impacted by these costs and liabilities in the future either under present laws and regulations or those that may be adopted or imposed in the future.

We could be adversely impacted by the loss of the services of key employees.

The successful operation of our business depends, in part, upon the efforts of our executive officers and other key employees.  Our current success depends, and our future success will depend, in part, upon our ability to attract and retain qualified personnel.  Loss of the services of any of our key employees, or the inability to attract or retain employees could have a material adverse affect upon our business, financial condition and results of operations.

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

  Our common stock is traded on NYSE American (not registered, trading privileges only).  The average daily trading volume for our common stock during 2023 was less than 3,000 shares per day.  As a result, shares of our common stock may be difficult to sell, and the price of our common stock may vary significantly based on trading volume.

We face risks in connection with our internal control over financial reporting, and material weaknesses were identified.

As more fully disclosed in Item 9A. Controls and Procedures, material weaknesses were identified that existed as of December 31, 2023, regarding deficiencies in internal control over financial reporting related to income taxes and valuation of inventory.

ITEM 1B - Unresolved Staff Comments

None.

ITEM 1C - Cybersecurity

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Responsibility for assessing, monitoring and managing our cybersecurity risks rests with third party expert consultants in conjunction with our IT Director, both reporting to our Chief Executive Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with our IT Director and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us with designing and implementing our cybersecurity policies and procedures, as well as monitoring and testing our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K.

ITEM 2 - Properties

The Company's headquarters is located in Naperville, Illinois.  The Company conducts its manufacturing and warehousing operations at three additional facilities.  The Naperville property was sold during the third quarter of 2022, and was rented for the remainder of 2022 and the entirety of 2023 as the Company continues to lease office space at the location.  Each other facility is owned by the Company and considered suitable and adequate for its present use.

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

ITEM 3 - Legal Proceedings

The Company is, from time to time involved in litigation, including environmental claims, in the normal course of business.  While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company's business, financial position, liquidity, results of operations or cash flows.

ITEM 4 - Mine Safety Disclosures

Not applicable.

Information about our Executive Officers

   The names, ages and positions of all executive officers of the Company, as of March 18, 2024, are listed below.  Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders.  The Company’s bylaws provide that officers, when elected, shall hold office for the period of one year and thereafter until their respective successors shall have been duly elected, and shall have qualified (provided that officers shall be subject to removal at any time by the affirmative vote by a majority of the Board of Directors).

Name and Age of Officer	Position	Years an Officer

Gregory D. Rizzo 58	Chief Executive Officer	10 months

Joel M. Brown 56	Chief Financial Officer	4 months

   Until his retirement from the Company in December 2023, Mr. Michael Bourg was President, Chief Operating Officer and Treasurer of the Company since May 2006.  Prior to that, Mr. Bourg served in various executive roles since joining the Company in December 1998.  He had been a director of the Company since May 2006.

PART II

ITEM 5 - Market for Registrant's Common Equity, Related

Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on NYSE American (trading privileges only, not registered).  As of March 3, 2024, there were approximately 125 shareholders of record of our stock.

Under the terms of a stock repurchase authorization originally approved by the Board of Directors of the Company in February of 1990, as amended, the Company is authorized to repurchase up to an aggregate of 200,000 shares of its common stock, in the open market or in private transactions, at prices deemed reasonable by management.  Cumulative purchases under the repurchase authorization have amounted to 162,996 shares at an average price of $15.66 per share.  The Company has not repurchased any shares of its common stock since 2002.

ITEM 6 – [Reserved]

ITEM 7 - Management's Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein.  Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K.  As stated elsewhere in this filing, such factors include, among other things: risk related to conditions in the domestic and international automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, the price and availability of raw materials, supply chain disruptions, labor relations issues and rising costs, losses related to product liability, warranty and recall claims, costs relating to compliance with environmental laws and regulations, information systems disruptions and the threat of cyber attacks, and the loss of the services of our key employees.  Many of these factors are beyond our ability to control or predict.  Readers are cautioned not to place undue reliance on these forward-looking statements.  We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events unless required under the federal securities laws.

RESULTS OF OPERATIONS

Operating results for 2023 continued to be impacted by commodity and overall economic inflationary factors.  While automotive demand remained relatively steady overall during 2023, our timing in obtaining economic relief under restrictive automotive contracts, which are common in the market, lagged the pace of volatility and significantly impacted our margins.  Abrupt changes in market prices of certain key materials and other production costs resulted in profitability challenges as we worked with our customers to mitigate the impact.  In particular, the process of obtaining updated pricing from customers, to reflect the Company’s increased operating costs, takes significant time to complete. As a result, in the interim as the Company has sought to update pricing, its margins have been negatively impacted. Additionally, non-automotive volumes declined year over year.  While we have seen improvement in the labor market since the beginning of the year and raw material pricing has receded from historic highs, most of our production-related expenses remain elevated year over year.   These conditions are expected to persist in the near term and our focus remains on updating pricing and improving efficiency while pursuing opportunities and relationships in the markets we serve.  Fourth quarter sales were $6,780,894 compared to $6,857,154 in the fourth quarter of 2022, a decline of $76,260, or 1.1%.  While the decline in sales was relatively minor our input costs remained elevated and contributed to reporting a net loss in the fourth quarter of $1,542,899, or $1.60 per share, compared to a net loss of $1,312,648, or $1.36 per share, in the fourth quarter of 2022.  For the full year, net sales were $31,507,722 compared to $33,646,033 in 2022, a decline of $2,138,311, or 6.4%.  Net loss for the full year was $4,401,584, or $4.56 per share, compared to net income of $2,867,629, or $2.97 per share in 2022.  The positive figure for 2022 includes a pre-tax gain on the sale of our Naperville, Illinois property of $4,738,394 that was reported in the third quarter.

2023 Compared to 2022

Fastener segment revenues were $5,965,995 in the fourth quarter of 2023 compared to $6,272,480 in the fourth quarter of 2022, a decline of $306,485, or 4.9%.  During the quarter, sales to automotive customers decreased fractionally to $4,147,072 from $4,185,600 in the year earlier quarter. Slightly lower volumes were offset by new pricing agreements put in place during the mid to latter half of the quarter. Non-automotive revenues also decreased fractionally to $1,818,923 from $2,086,880 in the year earlier quarter.  Fastener segment revenues for the full year 2023 were $28,161,362 compared to $30,291,547 in 2022, a decrease of $2,130,185, or 7.0%.  For the full year 2023, sales to automotive customers were $19,297,188 compared to $18,454,238 in 2022, an increase of $842,950, or 4.6%.  Sales to non-automotive customers in 2023 were $8,864,174 compared to $11,837,309 in 2022, a decline of $2,973,135, or 25%.  The modest increase in automotive sales was primarily a result of new pricing agreements secured in the fourth quarter of 2023 but were more than offset by higher input costs experienced during the entire year.  Overall, non-automotive fastener volume declined year over year. As a result, gross margin for the fastener segment was $(1,267,492) in 2023 compared to $3,167,104 in 2022.

Assembly equipment segment revenues were $814,899 in the fourth quarter of 2023, compared to $584,674 in the fourth quarter of 2022, an increase of $230,225, or 39.3%.  For the full year 2023, assembly equipment segment revenues were $3,346,360, compared to $3,354,486 reported in 2022, a decrease of $8,126, or 0.2%.  While assembly equipment revenues remained flat year over year gross margins increased to $667,902 or 3.0% from $648,220 in 2022.

Selling and administrative expenses were $5,237,656 in 2023 compared to $4,992,521 in 2022, an increase of $245,135, or 4.9%.  We incurred an increase in outside consulting of $292,625, primarily related to hiring costs to fill certain positions, an increase in employee compensation expense of $250,133 as these positions were filled and increase in rent expense of approximately $64,150, primarily related to the lease agreement entered into upon the sale of the Naperville facility in the third quarter of 2022.  These, and other smaller expense increases, were offset by a reduction in director fees and commissions of $275,677 and $203,464, respectively.  The remaining net change relates to various smaller items.  As a percentage of net sales, selling and administrative expenses were 16.6% in 2023 compared to 14.8% in 2022.

As previously disclosed in a Current Report on Form 8-K filed on September 30, 2022, we sold our Naperville, Illinois facility in which the Company’s headquarters and warehouse space is located for a selling price of $5,350,000 in cash, less customary closing costs.  Concurrently with the completion of the sale, the Company entered into a lease agreement with the purchaser pursuant to which the Company leased the office and warehouse portion of the Naperville facility from the purchaser until December 31, 2022 and after extension will lease the office portion until December 31, 2024.  The monthly rent payable by the Company under the Lease for 2023 was $8,500.  The sale was undertaken in order to take advantage of favorable market conditions and to reduce the occupancy space devoted to the Company’s administrative functions.

Other income was $108,234 in 2023 compared to $91,433 in 2022.  Other income is primarily comprised of interest income on our cash equivalents which increased modestly during the year due to higher interest rates.

The Company’s effective income tax rates were 23.2% and 21.5% in 2023 and 2022, respectively.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company.  The Company paid four regular quarterly dividends in 2023 totaling $0.64 per share.  On February 19, 2024, the Board of Directors declared a regular quarterly dividend of $0.10 per share, payable March 20, 2024 to shareholders of record on March 5, 2024.  This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 90 years.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2023 were $1,078,367.  Of this total, $1,041,896 related to fastener segment activities, including $696,557 for cold heading and screw machine equipment, $299,502 for equipment to perform secondary operations and inspection of parts and $45,837 for general plant equipment. Assembly equipment segment additions in 2023 were $5,235 for general plant equipment.  Additional investments of $31,236 were made in 2023 for facilities improvements and IT equipment that benefit both the assembly equipment segment and the fastener segment.

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

Depreciation expense was $1,275,078 in 2023 and $1,279,870 in 2022.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2023 was $13,976,864, a decrease of $6,096,225 from the beginning of the year.  A decline in net accounts receivable during the year of $699,255 and a decrease in inventory of $1,793,577 had a negative impact on working capital.  The Company’s investing activities in 2023 included the proceeds from the sale of property and equipment of $50,422 and the net maturities from short-term investments of $919,880 less capital expenditures of $1,078,367.  The only financing activity during 2023 was the payment of $618,325 in dividends on our common stock.  These changes and other cash flow activity resulted in a balance of cash, cash equivalents and certificates of deposit of $3,158,195 at the end of 2023 compared to $6,736,101 as of the beginning of the year.

Management believes that current cash, cash equivalents and operating cash flow will be sufficient to provide adequate working capital for the next twelve months.

Off-Balance Sheet Arrangements

The Company has not entered into, and has no current plans to enter into, any off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period.  We base our estimates and assumptions on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances.  We evaluate our estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions.  A summary of significant accounting policies can be found in Note 1 of the financial statements.

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

OUTLOOK FOR 2024

Operating results for 2023 were negatively impacted by a number of factors, which the Company’s new management team has been working diligently to address.  We are committed to addressing these factors and returning to profitability.  Operating costs have continued to increase significantly, particularly raw material, tooling, labor, and outside processing costs. Increases that were historically transient have become persistent. As a result, we have engaged in a thorough review of existing pricing and customer contracts and management remains actively engaged with our existing customers to ensure that our pricing reflects current economic conditions. We have had success in many of these interactions in 2023, however, there is still work to be done to ensure that all of our contracts are structured to allow for a return to profitability. We are committed to these efforts to update our pricing, and in connection with these efforts, will continue to evaluate our product lines and customer relationships to seek to identify opportunities to improve our margins and profitability.  In addition to the pricing actions described above, we have also initiated reviews within each of our operating segments to ensure that we have a competitive cost structure and pursue actions for further cost and inventory reduction and cash flow improvement.  We are also focused on increasing sales to existing and new customers.  Assembly equipment revenues and profitability were a bright spot in 2023 and will remain a focus for 2024.  Automotive volumes remained steady year over year, however, non-automotive demand decreased significantly.  We are committed to identifying and executing on opportunities to expand existing customer relationships and to build new customer relationships going forward.  In addition, we note that we increased our capital expenditures in 2023 over the previous year and expect to see the benefits of those investments in the future.

As previously disclosed in the Current Reports on Forms 8-K that we filed during 2023, a new but experienced management team has been put in place to lead the Company in the next stage of our journey. Gregory D. Rizzo was hired as the Company’s Chief Executive Officer in May 2023, and Joel Brown and Bill Stlaske joined the Company as Chief Financial Officer and Vice-President of Sales, respectively, in November of 2023.  In addition, Michael J. Bourg, previously President and Chief Operating Officer of the Company, retired in December 2023.  We appreciate Mr. Bourg’s efforts on behalf of the Company. With an experienced leadership team in place, the Company will focus on the pricing and cost actions discussed above, with a renewed focus on increasing sales with our existing customers as well as identifying new customers, products, and markets for existing products.

We believe that our sound financial condition, long history of success in a variety of challenging circumstances, as well as our experience, quality, and customer service in a very competitive global marketplace will provide the foundation for improved operating results in the future.  We are grateful for the contributions of all our dedicated employees in what was again a very challenging year. We would like to recognize two key contributors who will be retiring in 2024: Michael P. Sweitzer from the Tyrone Pennsylvania facility who has been with the Company for 47 years, including 30 years as the Plant Manager, and Kimberly A. Kirhofer, Corporate Secretary, who has been with the Company for 41 years. These individuals have exemplified loyalty, dedication and commitment to the Company that are hallmarks of our employees and that have been, and remain, critical to the Company’s success.  We remain grateful to all our customers and shareholders that continue to support and believe in the Company.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this Item and, therefore, are not required to provide the information requested by this Item 7A.

ITEM 8 - Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 173)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Chicago Rivet & Machine Co.

Naperville, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Rivet & Machine Co. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Crowe LLP

We have served as the Company's auditor since 2014.

Oak Brook, Illinois

March 28, 2024

CHICAGO RIVET & MACHINE CO.
Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets

Current Assets
Cash and Cash Equivalents	$ 1,387,075	$ 4,045,101
Short-Term Investments	1,771,120	2,691,000
Accounts Receivable - Less allowances of $160,000	4,275,882	4,975,137
Contract Assets	118,301	-
Inventories, net	7,327,653	9,121,230
Prepaid Income Taxes	580,287	509,119
Other Current Assets	380,562	422,747
Total Current Assets	15,840,880	21,764,334
Property, Plant and Equipment, net	11,665,082	11,861,793
Deferred Income Taxes, net	324,943	-
Total Assets	$ 27,830,905	$ 33,626,127

Liabilities and Shareholders' Equity

Current Liabilities
Accounts Payable	$ 788,974	$ 697,235
Accrued Wages and Salaries	514,900	462,332
Other Accrued Expenses	129,963	327,961
Unearned Revenue and Customer Deposits	430,179	203,717
Total Current Liabilities	1,864,016	1,691,245
Deferred Income Taxes, net	-	948,084
Total Liabilities	1,864,016	2,639,329

Commitments and Contingencies (Note 8)

Shareholders' Equity
Preferred Stock, No Par Value, 500,000 Shares Authorized: None Outstanding	-	-
Common Stock, $1.00 Par Value, 4,000,000 Shares Authorized: 1,138,096 Shares Issued, 966,132 Shares Outstanding	1,138,096	1,138,096
Additional Paid-in Capital	447,134	447,134
Retained Earnings	28,303,757	33,323,666
Treasury Stock, 171,964 Shares at cost	(3,922,098)	(3,922,098)
Total Shareholders' Equity	25,966,889	30,986,798

Total Liabilities and Shareholders' Equity	$ 27,830,905	$ 33,626,127

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Operations

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net Sales	$ 31,507,722	$ 33,646,033
Cost of Goods Sold	32,107,312	29,830,710

Gross Profit (Loss)	(599,590)	3,815,323

Operating (Income) Expenses:
Selling and Administrative Expenses	5,237,656	4,992,521
Gain on Sale of Property	-	(4,738,394)

Total Operating Expenses	5,237,656	254,127

Operating Profit (Loss)	(5,837,246)	3,561,196
Other Income	108,234	91,433

Income (Loss) Before Income Taxes	(5,729,012)	3,652,629
Provision (Benefit) for Income Taxes	(1,327,428)	785,000

Net Income (Loss)	$ (4,401,584)	$ 2,867,629

Per Share Data:
Basic net income (loss) per share	$ (4.56)	$ 2.97
Diluted net income (loss) per share	$ (4.56)	$ 2.97

Weighted Average Common Shares Outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash Dividends Declared Per Share	$ 0.64	$ 0.88

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity

		Common Stock				Treasury Stock, At Cost
	Preferred Stock	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, January 1, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,306,233	171,964	$ (3,922,098)	$ 28,969,365
Net Income					2,867,629			2,867,629
Dividends Declared ($0.88 per share)					(850,196)			(850,196)
Balance, December 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 33,323,666	171,964	$ (3,922,098)	$ 30,986,798
Net Loss					(4,401,584)			(4,401,584)
Dividends Declared ($0.64 per share)					(618,325)			(618,325)
Balance, December 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 28,303,757	171,964	$ (3,922,098)	$ 25,966,889

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net Income (Loss)	$ (4,401,584)	$ 2,867,629
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,275,078	1,279,870
Gain on the Sale of Property and Equipment	(50,422)	(4,741,096)
Deferred Income Taxes	(1,273,027)	22,000
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	699,255	672,847
Contract Assets	(118,301)	0
Inventories, net	1,793,577	(601,450)
Other Current Assets and Prepaid Income Taxes	(28,983)	(585,190)
Accounts Payable	91,739	4,600
Accrued Wages and Salaries	52,568	(47,000)
Other Accrued Expenses	(197,998)	(38,457)
Unearned Revenue and Customer Deposits	226,462	(98,707)
Net Cash Used in Operating Activities	(1,931,636)	(1,264,954)

Cash Flows from Investing Activities:
Capital Expenditures	(1,078,367)	(969,943)
Proceeds from the Sale of Property and Equipment	50,422	5,043,240
Proceeds from Short-Term Investments	2,691,000	1,495,000
Purchases of Short-Term Investments	(1,771,120)	(1,445,000)
Net Cash Provided by (Used In) Investing Activities	(108,065)	4,123,297

Cash Flows from Financing Activities:
Cash Dividends Paid	(618,325)	(850,196)
Net Cash Used in Financing Activities	(618,325)	(850,196)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,658,026)	2,008,147
Cash and Cash Equivalents:
Beginning of Year	4,045,101	2,036,954
End of Year	$ 1,387,075	$ 4,045,101

Cash Paid for Income Taxes	$ -	$ 1,271,679

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

Revenue Recognition- Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of income.  These adjustments primarily relate to customer returns and allowances, which vary over time.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of December 31, 2023 and 2022, reserves for warranty claims were not material.

Cash received by the Company prior to shipment is recorded as unearned revenue.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During 2023, the Company realized $342,328 of revenue related to such contracts, and has $123,172 for the remaining performance obligation under such contracts which the Company expects to recognize as revenue in the first quarter of 2024. Contract assets of $118,301 was recorded relating to these contracts. Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

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

Cash and Cash Equivalents and Short-Term Investments-The Company considers all highly liquid investments, including U.S. Treasury bills and certificates of deposit, with a maturity of three months or less when purchased to be cash equivalents.  Certificates of deposit and treasury bills with an original maturity of greater than three months but less than one year are separately presented as Short-Term Investments at cost which approximates market value.  The Company maintains cash on deposit in several financial institutions. At times, the account balances may be in excess of Federal Deposit Insurance Corporation insured limits.

Fair Value of Financial Instruments-The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, certificates of deposit, treasury bills, accounts receivable and accounts payable approximate fair value based on their short-term nature.

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  There were no triggering events requiring assessment of impairment as of December 31, 2023 and 2022.

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

The Company applies a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions.  In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  As of December 31, 2023 and 2022, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense.  There were no such expenses in 2023 or 2022.

The Company’s federal income tax returns for the 2020 through 2022 tax years are subject to examination by the Internal Revenue Service (“IRS”).  While it may be possible that a reduction could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.

No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2020, 2021 and 2022 federal income tax returns will expire on September 15, 2024, 2025 and 2026, respectively.

The Company’s state income tax returns for the 2020 through 2022 tax years are subject to examination by various state authorities with the latest closing period on October 31, 2026.  The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

Segment Information-The Company reports segment information based on the internal structure and reporting of the Company’s operations.

Net Income Per Share- Net income per share of common stock is based on the weighted average number of shares outstanding of 966,132 in 2023 and 2022.

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

Recent Accounting Pronouncements- In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued an amendment, ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  ASU 2016-13 amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 and ASU 2018-19 should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic.  ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this ASU on January 1, 2023.  The impact of the adoption on our consolidated financial statements was not material and primarily resulted in new/enhanced disclosures only.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment.  The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024.  The Company is evaluating the impact of this ASU.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures providing investors with information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance is effective for annual periods beginning after December 31, 2024.  The Company is evaluating the impact that it will have on our consolidated financial statements and disclosures.

2 - Balance Sheet Details

	December 31, 2023	December 31, 2022
Inventories:
Raw materials	$ 2,878,869	$ 4,460,071
Work in process	2,374,795	2,747,427
Finished goods	2,614,989	2,534,732
	7,868,653	9,742,230
Valuation reserves	(541,000)	(621,000)
	$ 7,327,653	$ 9,121,230

	December 31, 2023	December 31, 2022
Property, Plant and Equipment, net:
Land and improvements	$ 1,510,513	$ 1,510,513
Buildings and improvements	6,835,619	6,818,066
Machinery and equipment	37,019,453	35,982,194
Capitalized software and other	933,449	1,038,768
	46,299,034	45,349,541
Accumulated depreciation	(34,633,952)	(33,487,748)
	$ 11,665,082	$ 11,861,793

	December 31, 2023	December 31, 2022
Other Accrued Expenses:
Profit sharing plan contribution	$ 0	$ 170,000
Property taxes	20,342	41,497
All other items	109,621	116,464
	$ 129,963	$ 327,961

	December 31, 2023	December 31, 2022
Allowance for Credit Losses:
Balance at beginning of year	$ 160,000	$ 170,000
Charges to statement of operations	13,804	(1,660)
Write-offs, net of recoveries	(13,804)	(8,340)
Balance at end of year	$ 160,000	$ 160,000

	December 31, 2023	December 31, 2022
Inventory Valuation Reserves:
Balance at beginning of year	$ 621,000	$ 612,000
Charges to statement of operations	143,233	17,070
Write-offs	(223,233)	(8,070)
Balance at end of year	$ 541,000	$ 621,000

3 - Income Taxes—The provision (benefit) for income tax expense consists of the following:

	2023	2022
Current:
Federal	$ (1,569)	$ 723,000
State	(52,832)	40,000
Deferred	(1,273,027)	22,000
	$ (1,327,428)	$ 785,000

The following is a reconciliation of the statutory federal income tax rate to the actual effective tax rate:

	2023		2022
	Amount	%	Amount	%
Expected tax at U.S. statutory rate	$ (1,203,000)	(21.0)	$ 767,000	21.0
Permanent differences	(3,428)	(0.1)	(14,000)	(0.4)
State taxes, net of federal benefit	(121,000)	(2.1)	32,000	0.9
Income tax expense (benefit)	$ (1,327,428)	(23.2)	$ 785,000	21.5

The deferred tax assets (liabilites) consist of the following:

	2023	2022

Depreciation and amortization	$ (1,254,472)	$ (1,216,451)
Inventory	157,307	157,687
Accrued vacation	66,240	71,923
Allowance for credit losses	33,600	38,250
Net operating losses	1,262,621	0
Other, net	59,647	507
	$ 324,943	$ (948,084)

At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $6,045,000.  The net operating loss carryforwards are not subject to expiration, however are subject to annual utilization limitations for U.S. federal income tax purposes.   The Company believes it is more-likely-than-not that its deferred tax assets will be realized, based primarily on its expectation of future taxable income and considering future reversals of existing taxable temporary differences.  The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions.

4 - Profit Sharing Plan- The Company has a noncontributory profit sharing plan covering substantially all employees.  Total expenses relating to the profit sharing plan were zero in 2023 and $170,000 in 2022.

5 - Other Income- consists of the following:

	2023	2022
Interest income	$ 103,230	$ 55,333
Other	5,004	36,100
	$ 108,234	$ 91,433

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

	Fastener	Assembly Equipment	Other	Consolidated
Year Ended December 31, 2023:
Net Sales………………………………………	$ 28,161,362	$ 3,346,360	$ 0	$ 31,507,722

Depreciation……………………………………...	1,145,620	122,928	6,530	1,275,078

Segment operating profit (loss) ………………	(3,747,744)	549,156	0	(3,198,588)
Selling and administrative expenses…………..	0	0	(2,638,658)	(2,638,658)
Other income……………………………………..	0	0	108,234	108,234
Loss before income taxes……………………				(5,729,012)

Capital expenditures…………………………….	1,041,896	5,235	31,236	1,078,367

Segment assets:
Accounts receivable, net……………………...	3,994,372	281,510	0	4,275,882
Contract assets………………………………...	0	118,301	0	118,301
Inventories, net………………………………...	5,714,826	1,612,827	0	7,327,653
Property, plant and equipment, net………….	9,458,605	1,185,804	1,020,673	11,665,082
Other assets……………………………………	0	0	4,443,987	4,443,987
				27,830,905

Year Ended December 31, 2022:
Net Sales………………………………………	$ 30,291,547	$ 3,354,486	$ 0	$ 33,646,033

Depreciation……………………………………...	1,129,151	133,615	17,104	1,279,870

Segment operating profit………………………	505,751	413,995	0	919,746
Selling and administrative expenses…………..	0	0	(2,096,944)	(2,096,944)
Gain on sale of property			4,738,394	4,738,394
Other income……………………………………..	0	0	91,433	91,433
Income before income taxes……………………				3,652,629

Capital expenditures…………………………….	868,654	3,207	98,082	969,943

Segment assets:
Accounts receivable, net……………………...	4,683,620	291,517	0	4,975,137
Inventories, net………………………………...	7,766,703	1,354,527	0	9,121,230
Property, plant and equipment, net………….	9,562,329	1,303,497	995,967	11,861,793
Other assets……………………………………	0	0	7,667,967	7,667,967
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

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2023:
Automotive	$ 19,297,188	$ 131,821	$ 19,429,009
Non-automotive	8,864,174	3,214,539	12,078,713
Total net sales	$ 28,161,362	$ 3,346,360	$ 31,507,722

Year Ended December 31, 2022:
Automotive	$ 18,454,238	$ 209,735	$ 18,663,973
Non-automotive	11,837,309	3,144,751	14,982,060
Total net sales	$ 30,291,547	$ 3,354,486	$ 33,646,033

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2023:
United States	$ 22,635,244	$ 3,154,677	$ 25,789,921
Foreign	5,526,118	191,683	5,717,801
Total net sales	$ 28,161,362	$ 3,346,360	$ 31,507,722

Year Ended December 31, 2022:
United States	$ 24,955,181	$ 3,202,729	$ 28,157,910
Foreign	5,336,366	151,757	5,488,123
Total net sales	$ 30,291,547	$ 3,354,486	$ 33,646,033

Sales to one customer in the fastener segment accounted for 16% of consolidated revenues during 2023 and 15% in 2022.  The accounts receivable balance for this customer accounted for 15% and 19% of consolidated accounts receivable as of December 31, 2023 and 2022, respectively.  Sales to a second customer in the fastener segment accounted for 14% of consolidated revenues during 2023 and 2022.  The accounts receivable balance for this customer accounted for 14% and 16% of consolidated accounts receivable as of December 31, 2023 and 2022, respectively.  Sales to a third customer were 11% of consolidated revenue in 2023. The accounts receivable balance for this customer accounted for 20% of consolidated accounts receivable as of December 31, 2023.

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

Concurrently with the completion of the sale of the Naperville facility, the Company and the Purchaser entered into a lease agreement pursuant to which the Company leased the office and warehouse portion of the Naperville facility from the Purchaser until December 31, 2022 and the office portion until June 30, 2023.  The monthly rent payable by the Company under the lease was $12,500 for the period from the closing until December 31, 2022 and was $8,500 for the period from January 1, 2023 to June 30, 2023.  For the period from July 1, 2023 through December 31, 2023 the lease was extended on a month to month basis at $8,500 per month. The Company adopted the practical expedient for short-term leases under ASC 842 which allows for leases of 12 months or less to be expensed on a straight-line basis over the lease term without reporting on the balance sheet.

8 - Commitments and Contingencies- The Company recorded rent expense aggregating approximately $128,000 and $91,000 in 2023 and 2022, respectively.  Total future minimum rentals at December 31, 2023 were $112,800.

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

9. - Risks and Uncertainties for Health Emergencies.  Our global operations expose us to risks associated with pandemics, epidemics, or other public health emergencies.  Such events could lead to restrictions and mandates, and there could be global impacts resulting directly or indirectly from such an event including labor shortages, logistical challenges, and supply chain disruptions such as increases in costs for certain goods and services.  While much of our customer demand and shipments have recovered from the impact of the COVID-19 pandemic, the extent to which any resurgence in the future would impact our business, including the automotive industry upon which we rely for sales, will depend on a number of evolving factors, all of which are highly uncertain and cannot be predicted, and could last for an extended period of time.

10 - Subsequent Events- On February 19, 2024, the Board of Directors declared a regular quarterly dividend of $0.10 per share, or $96,613.20, payable March 20, 2024 to shareholders of record on March 5, 2024.

On January 1, 2024, the Company entered into a one-year lease agreement for the Naperville facility that extends through December 31, 2024 at the rate of $9,400 per month.

ITEM 9 - Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the "Exchange Act") as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective due to weaknesses in internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 as described below.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting related to income taxes was identified in the Company’s internal control over financial reporting as previously reported. Specifically, the Company did not design and maintain effective controls related to the review of the presentation of the tax provision related to unusual items.

A material weakness in internal control over financial reporting related to inventory valuation was identified in the Company’s internal control over financial reporting as of December 31, 2023. Specifically, the Company did not design and maintain effective controls related to the review of the valuation of inventory.

Remediation Plans for the Material Weaknesses

The Company’s management, under the oversight of the Audit Committee, has designed and implemented changes in processes and controls to remediate the material weakness in internal control over financial reporting related to income taxes. We have engaged external tax advisors to review complex tax matters and assist with provision and classification as necessary.

The Company’s management, under the oversight of the Audit Committee, is in the process of designing and implementing changes in processes and controls to remediate the material weakness in internal control over financial reporting related to inventory valuation. Our enhanced design includes the timely review and update of new standards and subsequent review of variance accounts.

The material weaknesses will not be considered remediated until management completes its remediation plans and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plans and will refine its remediation plans as appropriate.

Notwithstanding the material weaknesses noted above, the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer has concluded that our financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

This Annual Report on form 10-K is not required to, and does not, include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting, because the Company is not an accelerated filer or a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control Over Financial Reporting.

Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2024 Proxy Statement (i) with respect to the nominees for directors to the Board of Directors that is not related to security ownership in "Security Ownership of Management" and (ii) in the section titled "Additional Information Concerning the Board of Directors and Committees" is incorporated herein by reference. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission in connection with the Company's 2024 Annual Meeting of Shareholders no later than 120 days after our fiscal year end.  The information called for with respect to executive officers of the Company is included in “Part I – Item 1. Business” of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

The Company has adopted a code of ethics for its principal executive officer and senior officers.  A copy of the code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on March 29, 2005. The Company will provide a copy of its code of ethics to any person without charge, upon request to the Company’s Corporate Secretary, Chicago Rivet & Machine Co., 901 Frontenac Road, Naperville, Illinois 60563. If the Company’s Audit Committee or its Board of Directors amends or grants any waivers of the code of ethics for its directors or executive officers, we will publicly disclose such amendment or waiver as required by applicable law, including by filing a Current Report on Form 8-K.

ITEM 11 - Executive Compensation

The information set forth in the Company’s 2024 Proxy Statement under the section titled “Compensation of Directors and Executive Officers” is incorporated herein by reference.

During 2023, the Compensation Committee of the Board of Directors consisted of Directors James W. Morrissey, Kurt Moders and John L. Showel.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company's 2024 Proxy Statement under the section titled “Principal Shareholders” and the information with respect to ownership of our common stock by the Company's directors and officers and certain other beneficial owners is set forth under the section titled “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

  The information set forth in the Company’s 2024 Proxy Statement under the section titled (i) “Additional Information Concerning the Board of Directors and Committees - Policy Regarding Related Person Transactions” and (ii) under the section titled “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2024 Proxy Statement in “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15 – Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements:

See the section entitled “Consolidated Financial Statements” in Item 8 of this report.

2.	Financial Statement Schedules:

Financial statement schedules and supplementary information have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits:

See the section entitled “Exhibits” which appears on page 31 of this report.

ITEM 16 – Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.
EXHIBITS
Exhibit Number
2.1	Purchase and Sale Agreement. Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2022.
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 30, 1998.
3.2	Amended and Restated By-Laws, as amended through March 22, 2021. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 21, 2022.
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act, as amended.
14	Code of Ethics for Principal Executive Officer and Senior Officers. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 29, 2005.
21	Subsidiaries of the Registrant.
24	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy concerning Recovery of Erroneously Awarded Compensation.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Rivet & Machine Co.

By /s/Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints James W. Morrisey and Gregory D. Rizzo, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/James W. Morrissey	Chairman of the Board of Directors
James W. Morrissey	March 28, 2024

/s/Gregory D. Rizzo	Chief Executive Officer and Director
Gregory D. Rizzo	(Principal Executive Officer)
March 28, 2024

/s/Joel M. Brown	Chief Financial Officer
Joel M. Brown	(Principal Financial and Accounting Officer)
March 28, 2024

/s/Kent H. Cooney	Director
Kent H. Cooney	March 28, 2024

/s/Kurt Moders	Director
Kurt Moders	March 28, 2024

/s/Dr. Walter W. Morrissey	Director
Dr. Walter W. Morrissey	March 28, 2024

/s/Karen Ong	Director
Karen Ong	March 28, 2024

/s/John L. Showel	Director
John L. Showel	March 28, 2024