Form 10-Q
period 2024-03-31
CHICAGO RIVET & MACHINE CO
filed 2024-05-10
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	March 31, 2024 (Unaudited)	December 31, 2023
Assets

Current Assets:
Cash and cash equivalents	$ 1,291,132	$ 1,387,075
Short-term investments	1,374,956	1,771,120
Accounts receivable - Less allowances of $160,000	5,463,717	4,275,882
Contract assets	0	118,301
Inventories, net	6,746,675	7,327,653
Income taxes receivable	534,224	580,287
Other current assets	504,958	380,562
Total current assets	15,915,662	15,840,880

Property, Plant and Equipment:
Land and improvements	1,510,513	1,510,513
Buildings and improvements	6,835,619	6,835,619
Production equipment and other	37,724,746	37,952,902
	46,070,878	46,299,034
Less accumulated depreciation	34,695,580	34,633,952
Net property, plant and equipment	11,375,298	11,665,082

Deferred income taxes, net	501,773	324,943

Total assets	$ 27,792,733	$ 27,830,905

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,388,599	$ 788,974
Accrued wages and salaries	634,373	514,900
Other accrued expenses	313,112	129,963
Unearned revenue and customer deposits	284,377	430,179
Total current liabilities	2,620,461	1,864,016

Total liabilities	2,620,461	1,864,016

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	27,509,140	28,303,757
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	25,172,272	25,966,889

Total liabilities and shareholders' equity	$ 27,792,733	$ 27,830,905

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net sales	$ 7,853,181	$ 8,729,725
Cost of goods sold	7,108,619	8,252,222

Gross profit	744,562	477,503
Selling and administrative expenses	1,647,865	1,257,695

Operating loss	(903,303)	(780,192)

Other income	28,469	43,055

Loss before income taxes	(874,834)	(737,137)
Benefit for income taxes	(176,830)	(154,000)

Net loss	$ (698,004)	$ (583,137)

Per share data:
Basic net loss per share	$ (0.72)	$ (0.60)
Diluted net loss per share	$ (0.72)	$ (0.60)

Weighted average common shares outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash dividends declared per share	$ 0.10	$ 0.22

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 28,303,757	171,964	$ (3,922,098)	$ 25,966,889
Net loss					(698,004)			(698,004)
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, March 31, 2024	$ 0	966,132	$ 1,138,096	$ 447,134	$ 27,509,140	171,964	$ (3,922,098)	$ 25,172,272

Balance, December 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 33,323,666	171,964	$ (3,922,098)	$ 30,986,798
Net loss					(583,137)			(583,137)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 32,527,980	171,964	$ (3,922,098)	$ 30,191,112

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$ (698,004)	$ (583,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	323,405	306,032
Gain on disposal of equipment	(36,886)	0
Deferred income taxes	(176,830)	(43,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,187,835)	(1,197,937)
Contract assets	118,301	0
Inventories	580,978	(877,722)
Other current assets	(78,333)	(160,452)
Accounts payable	599,625	924,168
Accrued wages and salaries	119,473	212,746
Other accrued expenses	183,149	(212,227)
Unearned revenue and customer deposits	(145,802)	(19,881)
Net cash used in operating activities	(398,759)	(1,651,410)

Cash flows from investing activities:
Capital expenditures	(93,085)	(413,419)
Proceeds from the sale of equipment	96,350	0
Proceeds from short-term investments	1,133,641	498,000
Purchases of short-term investments	(737,477)	0
Net cash provided by investing activities	399,429	84,581

Cash flows from financing activities:
Cash dividends paid	(96,613)	(212,549)
Net cash used in financing activities	(96,613)	(212,549)

Net decrease in cash and cash equivalents	(95,943)	(1,779,378)
Cash and cash equivalents at beginning of period	1,387,075	4,045,101
Cash and cash equivalents at end of period	$ 1,291,132	$ 2,265,723

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2024 (unaudited) and December 31, 2023 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the year.

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

3.  The Company is, from time to time, involved in litigation, including environmental claims and contract disputes, in the normal course of business.  While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company's financial position, liquidity, results of operations or cash flows.

The Company recognizes a provision if it is probable that an outflow of cash or other economic resources that can be reliably measured will be required to settle the provision. In determining the likelihood and timing of potential cash outflows, management needs to make estimates, the assessment of which is based in part on internal and external financial and legal guidance and other related factors. For contingencies, the Company is required to exercise significant judgement to determine whether the risk of loss is possible but not probable. Contingencies involve inherent uncertainties including, but not limited to, negotiations between affected parties, among other factors, and the amount of actual loss may be significantly more or less that what was provided for with respect to such contingencies.

The Company was recently notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company Inc., may not conform to customer specifications.  These fasteners become part of an assembly that is ultimately used in the braking system of certain vehicles.  Based on information provided to the Company by the customer and the Company’s internal review, which is ongoing, we understand that it was necessary for the customer to identify and sort the non-conforming parts in its inventory and take certain other related actions as a result of the alleged non-conforming parts. The customer has also indicated that its end customer has incurred costs relating to the alleged defective part, including costs to repair certain of the vehicles that included these non-conforming fasteners.  Based on discussions with our customer as to the scope of the actions taken by the customer to date and the Company’s own internal analysis to date, we determined an estimate of $243,000 as a contingent liability in our financial statements during the three months ended March 31, 2024, in anticipation of potential reimbursement of certain expenses that the customer may have incurred as a result of the non-conforming parts. Our discussions with the customer and our internal review process are ongoing, and the ultimate amount of such liability, if any, may be more or less than the amount reflected in the financial statements for the first quarter of 2024.

The Company may also incur additional potentially significant costs related to this issue, which could materially and adversely affect our results of operations and financial condition.  At this time, the Company is continuing its investigation and cannot quantify potential additional financial liability, if any, due to the ultimate costs that may or may not be incurred by the parties involved in this matter, and the allocation of those costs among the parties involved. It is not possible at this time to establish the ultimate amount of any such contingent liabilities, including those related to any legal proceedings that may result related to this matter. Accordingly, no additional amount has been accrued in our financial statements at March 31, 2024.

4.  Revenue—The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the first quarter of 2024, the Company realized revenue of $106,500 related to such contracts and has a remaining performance obligation of $16,600 which is expected to be recognized in the next three months.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations.  These adjustments primarily relate to customer returns and allowances, which vary over time.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of March 31, 2024 and December 31, 2023 reserves for warranty claims were not material.  Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of operations.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2024:
Automotive	$ 4,629,190	$ 48,665	$ 4,677,955
Non-automotive	2,094,564	1,080,662	3,175,226
Total net sales	$ 6,723,854	$ 1,129,327	$ 7,853,181

Three Months Ended March 31, 2023:
Automotive	$ 5,006,190	$ 44,878	$ 5,051,068
Non-automotive	2,850,623	828,034	3,678,657
Total net sales	$ 7,856,813	$ 872,912	$ 8,729,725

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2024:
United States	$ 5,435,993	$ 1,109,221	$ 6,545,214
Foreign	1,287,861	20,106	1,307,967
Total net sales	$ 6,723,854	$ 1,129,327	$ 7,853,181

Three Months Ended March 31, 2023:
United States	$ 6,391,747	$ 786,571	$ 7,178,318
Foreign	1,465,066	86,341	1,551,407
Total net sales	$ 7,856,813	$ 872,912	$ 8,729,725

5.  The Company’s effective tax rates were approximately 22.9% and 20.9% for the first quarter of 2024 and 2023, respectively.

The Company’s federal income tax returns for the 2020 through 2023 tax years are subject to examination by the Internal Revenue Service (“IRS”).  Management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.  No statutes of limitation have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2020 through 2023 federal income tax returns will expire on September 15, 2024 through 2027, respectively.

The Company’s state income tax returns for the 2020 through 2023 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2027.  The Company is not currently under examination by any state authority for income tax purposes and no statutes of limitation for state income tax filings have been extended.

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories at the dates indicated is as follows:

	March 31, 2024	December 31, 2023
Raw material	$ 2,432,691	$ 2,878,869
Work-in-process	2,463,760	2,374,795
Finished goods	2,390,224	2,614,989
Inventories, gross	7,286,675	7,868,653
Valuation reserves	(540,000)	(541,000)
Inventories, net	$ 6,746,675	$ 7,327,653

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment for the periods presented is as follows:

	Fastener	Assembly Equipment	Unallocated Corporate	Consolidated
Three Months Ended March 31, 2024:
Net sales	$ 6,723,854	$ 1,129,327	0	$ 7,853,181

Depreciation	293,381	29,484	540	323,405

Segment operating profit (loss)	(389,124)	322,621	0	(66,503)
Selling and administrative expenses	0	0	(836,800)	(836,800)
Interest income	0	0	28,469	28,469
Loss before income taxes				$ (874,834)

Capital expenditures	54,222	38,863	0	93,085

Segment assets:
Accounts receivable, net	4,871,135	592,582	0	5,463,717
Inventories, net	5,227,398	1,519,277	0	6,746,675
Property, plant and equipment, net	9,159,982	1,195,183	1,020,133	11,375,298
Other assets	0	0	4,207,043	4,207,043
				$ 27,792,733

Three Months Ended March 31, 2023:
Net sales	$ 7,856,813	$ 872,912	0	$ 8,729,725

Depreciation	272,636	30,732	2,664	306,032

Segment operating profit (loss)	(428,501)	189,315	0	(239,186)
Selling and administrative expenses	0	0	(538,537)	(538,537)
Interest income	0	0	40,586	40,586
Loss before income taxes				$ (737,137)

Capital expenditures	336,066	0	77,353	413,419

Segment assets:
Accounts receivable, net	5,857,565	315,509	0	6,173,074
Inventories, net	8,566,031	1,432,921	0	9,998,952
Property, plant and equipment, net	9,625,759	1,272,765	1,070,656	11,969,180
Other assets	0	0	5,551,041	5,551,041
				$ 33,692,247

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the first quarter of 2024 were $7,853,181 compared to $8,729,725 in the first quarter of 2023, a decline of $876,544, or 10.0%. The fastener segment drove the decline in sales, which was only partially offset by the increase in sales in the assembly equipment segment for the current year quarter.  The lower sales combined with higher operating costs in the current quarter resulted in a net loss of $(698,004), or $(0.72) per share, compared to a net loss of $(583,137), or $(0.60) per share, in the first quarter of 2023.  During the first quarter of 2024, a regular quarterly dividend of $0.10 per share was paid on March 20, 2024 to shareholders of record on March 5, 2024.

Fastener segment revenues were $6,723,854 in the first quarter of 2024 compared to $7,856,813 in the first quarter of 2023, a decline of $1,132,959, or 14.4%.  The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $4,629,190 in the first quarter this year compared to $5,006,190 in the first quarter of 2023, a decrease of $377,000, or 7.5%.  Additionally, fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,094,564 in the first quarter of this year compared to $2,850,623 in the first quarter of 2023, a decline of $756,059 or 26.5%.  Fastener segment gross margins were $368,688 in the first quarter of 2024 compared to $251,624 in the first quarter of 2023, an increase of $117,064, or 46.5%.  Lower volumes were partially offset by price increases, improved production efficiencies, and reduced expediting expenses which improved gross margins in this segment during the quarter.

Assembly equipment segment revenues were $1,129,327 in the first quarter of 2024 compared to $872,912 in the first quarter of 2023, an increase of $256,415, or 29.4%.  Non-automotive assembly equipment revenue accounted for nearly all the increase in revenue in this segment, improving $252,628 over the same period last year.  The increase in sales contributed to a $113,109, or 50.0%, improvement in segment gross margin, from $225,879 in 2023 to $338,988 in 2024.

Selling and administrative expenses during the first quarter of 2024 were $1,647,865 compared to $1,257,695 recorded in the first quarter of 2023, an increase of $390,170, or 31.0%.  Included in this increase is a $243,000 expense that represents an estimate for a contingent liability that is described in the paragraphs below.  The amount of the estimate is also included as part of other accrued expenses on the consolidated balance sheet.  While we had reduced commissions in the current year, these reductions were offset by higher professional fees and employee compensation.  Selling and administrative expenses were 21.0% of net sales in the first quarter of 2024 compared to 14.4% in the first quarter of 2023.

The Company was recently notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company Inc., may not conform to customer specifications.  These fasteners become part of an assembly that is ultimately used in the braking system of certain vehicles.  Based on information provided to the Company by the customer and the Company’s internal review, which is ongoing, we understand that it was necessary for the customer to identify and sort the non-conforming parts in its inventory and take certain other related actions as a result of the alleged non-conforming parts. The customer has also indicated that its end customer has incurred costs relating to the alleged defective part, including costs to repair certain of the vehicles that included these non-conforming fasteners.  Based on discussions with our customer as to the scope of the actions taken by the customer to date and the Company’s own internal analysis to date, we determined an estimate of $243,000 as a contingent liability in our financial statements during the three months ended March 31, 2024, in anticipation of potential reimbursement of certain expenses that the customer may have incurred as a result of the non-conforming parts. Our discussions with the customer and our internal review process are ongoing, and the ultimate amount of such liability, if any, may be more or less than the amount reflected in the financial statements for the first quarter of 2024.

The Company may also incur additional potentially significant costs related to this issue, which could materially and adversely affect our results of operations and financial condition.  At this time, the Company is continuing its investigation and cannot quantify potential additional financial liability, if any, due to the ultimate costs that may or may not be incurred by the parties involved in this matter, and the allocation of those costs among the parties involved. It is not possible at this time to establish the ultimate amount of any such contingent liabilities, including those related to any legal proceedings that may result related to this matter. Accordingly, no additional amount has been accrued in our financial statements at March 31, 2024.

Other Income

Other income in the first quarter of 2024 was $28,469 compared to $43,055 in the first quarter of 2023.  Other income is primarily comprised of interest income, which decreased during the current year due to lower invested balances notwithstanding higher interest rates earned on such balances.

Income Tax Expense

The Company’s effective tax rates were approximately 22.9% and 20.9% for the first quarter of 2024 and 2023, respectively.

Liquidity and Capital Resources

Working capital was $13,295,201 as of March 31, 2024, compared to $13,976,864 at the beginning of the year, a decline of $631,045.  The decline was primarily due to an increase in accounts payable of $599,625 as a result of greater sales of $1,072,287 and production activity during the quarter compared to the fourth quarter of 2023.  The net result of these changes and other cash flow activity was to leave cash, cash equivalents and short-term investments at $2,666,088 as of March 31, 2024 compared to $3,158,195 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Assembly equipment revenues and profitability remained a bright spot in the first quarter and will continue to be a focus for the balance of 2024.  Automotive and non-automotive fastener segment volumes were a headwind for the first quarter and mitigated the pricing relief gains we received in the fourth quarter of 2023 and into the first quarter of 2024. Despite lower volumes for the fastener segment, we were able to improve gross margins through our pricing efforts and improved production efficiencies.  Our focus remains on aligning our cost structure and pricing to reflect current economic conditions.  We are committed to identifying and executing on opportunities to expand existing customer relationships and to build new customer relationships going forward.

Forward-Looking Statements

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein.  Factors which may cause such differences in events include those disclosed under the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, and in other fillings we make with the Securities and Exchange Commission. These factors include, among other things: risk related to conditions in the domestic and international automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, the price and availability of raw materials, supply chain disruptions, labor relations issues and rising costs, losses related to product liability, warranty and recall claims, costs relating to compliance with environmental laws and regulations, information systems disruptions and the threat of cyber attacks, and the loss of the services of our key employees.  Many of these factors are beyond our ability to control or predict.  Readers are cautioned not to place undue reliance on these forward-looking statements.  We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events unless required under the federal securities laws.

CHICAGO RIVET & MACHINE CO.

Item 4. Controls and Procedures.

(a)  Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer (the Company’s principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective due to weaknesses in internal control over financial reporting as described below.

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

A material weakness in internal control over financial reporting related to inventory valuation was identified in the Company’s internal control over financial reporting as previously reported. Specifically, the Company did not design and maintain effective controls related to the review of the valuation of inventory.

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

Notwithstanding the material weaknesses noted above, the Company’s management, including the Company's Chief Executive Officer and Chief Financial Officer has concluded that our unaudited interim consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America.

(b)  Changes in Internal Control Over Financial Reporting.  Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 10, 2024	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2024	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)