Form 10-Q
period 2024-06-30
CHICAGO RIVET & MACHINE CO
filed 2024-08-14
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Balance Sheets

	June 30, 2024 (Unaudited)	December 31, 2023
Assets

Current Assets:
Cash and cash equivalents	$ 1,885,640	$ 1,387,075
Short-term investments	741,798	1,771,120
Accounts receivable - Less allowances of $160,000	5,392,952	4,275,882
Contract assets	0	118,301
Inventories, net	6,937,694	7,327,653
Income taxes receivable	75,083	580,287
Other current assets	443,732	380,562
Total current assets	15,476,899	15,840,880

Property, Plant and Equipment:
Land and improvements	1,516,313	1,510,513
Buildings and improvements	6,835,619	6,835,619
Production equipment and other	38,024,525	37,952,902
	46,376,457	46,299,034
Less accumulated depreciation	35,017,599	34,633,952
Net property, plant and equipment	11,358,858	11,665,082

Deferred income taxes, net	490,661	324,943

Total assets	$ 27,326,418	$ 27,830,905

Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 902,212	$ 788,974
Accrued wages and salaries	571,583	514,900
Other accrued expenses	309,092	129,963
Unearned revenue and customer deposits	325,731	430,179
Total current liabilities	2,108,618	1,864,016

Total liabilities	2,108,618	1,864,016

Commitments and contingencies (Note 3)

Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	-	-
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	27,554,668	28,303,757
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	25,217,800	25,966,889

Total liabilities and shareholders' equity	$ 27,326,418	$ 27,830,905

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net sales	$ 8,059,477	$ 8,050,931	$ 15,912,658	$ 16,780,656
Cost of goods sold	6,644,031	8,379,967	13,752,650	16,632,189

Gross profit (loss)	1,415,446	(329,036)	2,160,008	148,467
Selling and administrative expenses	1,307,887	1,359,465	2,955,752	2,617,160

Operating profit (loss)	107,559	(1,688,501)	(795,744)	(2,468,693)

Other income	45,955	22,995	74,424	66,050

Income (loss) before income taxes	153,514	(1,665,506)	(721,320)	(2,402,643)
Provision (benefit) for income taxes	11,373	(354,000)	(165,457)	(508,000)

Net income (loss)	$ 142,141	$ (1,311,506)	$ (555,863)	$ (1,894,643)

Per share data:
Basic net income (loss) per share	$ 0.15	$ (1.36)	$ (0.58)	$ (1.96)
Diluted net income (loss) per share	$ 0.15	$ (1.36)	$ (0.58)	$ (1.96)

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$ 0.10	$ 0.22	$ 0.20	$ 0.44

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.
Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity

Balance, December 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 28,303,757	171,964	$ (3,922,098)	$ 25,966,889
Net Loss					(698,004)			(698,004)
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, March 31, 2024	$ 0	966,132	$ 1,138,096	$ 447,134	$ 27,509,140	171,964	$ (3,922,098)	$ 25,172,272
Net Income					142,141			142,141
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, June 30, 2024	$ 0	966,132	$ 1,138,096	$ 447,134	$ 27,554,668	171,964	$ (3,922,098)	$ 25,217,800

Balance, December 31, 2022	$ 0	966,132	$ 1,138,096	$ 447,134	$ 33,323,666	171,964	$ (3,922,098)	$ 30,986,798
Net Loss					(583,137)			(583,137)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 32,527,980	171,964	$ (3,922,098)	$ 30,191,112
Net Loss					(1,311,506)			(1,311,506)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2023	$ 0	966,132	$ 1,138,096	$ 447,134	$ 31,003,925	171,964	$ (3,922,098)	$ 28,667,057

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$ (555,863)	$ (1,894,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	645,423	612,107
Gain on disposal of equipment	(36,886)	(31,500)
Deferred income taxes	(165,718)	(84,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,117,070)	(929,264)
Contract assets	118,301	0
Inventories	389,959	(302,013)
Other current assets	442,034	(475,252)
Accounts payable	113,238	537,088
Accrued wages and salaries	56,683	115,325
Other accrued expenses	179,129	(243,717)
Unearned revenue and customer deposits	(104,448)	331,781
Net cash used in operating activities	(35,218)	(2,364,088)

Cash flows from investing activities:
Capital expenditures	(398,663)	(760,248)
Proceeds from the sale of equipment	96,350	31,500
Proceeds from short-term investments	2,508,597	997,000
Purchases of short-term investments	(1,479,275)	0
Net cash provided by investing activities	727,009	268,252

Cash flows from financing activities:
Cash dividends paid	(193,226)	(425,098)
Net cash used in financing activities	(193,226)	(425,098)

Net increase (decrease) in cash and cash equivalents	498,565	(2,520,934)
Cash and cash equivalents at beginning of period	1,387,075	4,045,101
Cash and cash equivalents at end of period	$ 1,885,640	$ 1,524,167

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2024 (unaudited) and December 31, 2023 (audited) and the results of operations and changes in cash flows for the indicated periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six month period ended June 30, 2024 are not necessarily indicative of the results to be expected for the year.

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

As previously disclosed, the Company was recently notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company Inc., may not conform to customer specifications.  These fasteners become part of an assembly that is ultimately used in the braking system of certain vehicles.  Based on information provided to the Company and discussions with the customer as well as the Company’s internal review, we understand that it was necessary for the customer to identify and sort the non-conforming parts in its inventory and take certain other related actions as a result of the alleged non-conforming parts. The customer has also indicated that its end customer has incurred costs relating to the alleged defective part, including costs to repair certain of the vehicles that included these non-conforming fasteners.  Based on discussions with our customer as to the scope of the actions taken by the customer to date and the Company’s own internal analysis to date, we determined an estimate of $243,000 as a contingent liability in our financial statements during the three months ended March 31, 2024, in anticipation of potential reimbursement of certain expenses that the customer may have incurred as a result of the non-conforming parts. Our discussions with the customer and our internal review process are ongoing, and the ultimate amount of such liability, if any, may be more or less than the amount reflected in our financial statements for the second quarter of 2024.

The Company may also incur additional potentially significant costs related to this issue, which could materially and adversely affect our results of operations and financial condition.  At this time, the Company cannot quantify potential additional financial liability, if any, due to the ultimate costs that may or may not be incurred by the parties involved in this matter, and the allocation of those costs among the parties involved. It is not possible at this time to establish the ultimate amount of any such contingent liabilities, including those related to any legal proceedings that may result related to this matter. Accordingly, no additional amount has been accrued in our financial statements at June 30, 2024.

4.  Revenue—The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.  Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services.  For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure.  Labor incurred and specific material costs are compared to milestone payments per sales contract.  Based on our experience, this method most accurately reflects the transfer of goods under such contracts.  During the second quarter of 2024, the Company realized revenue of $16,624 related to such contracts.  As of June 30, 2024, there are no such contracts outstanding.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue.  Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations.  These adjustments primarily relate to customer returns and allowances, which vary over time.  The Company records a liability and reduction in sales for estimated product returns based upon historical experience.  If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time.  As of June 30, 2024 and December 31, 2023 reserves for warranty claims were not material.  Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year.  These costs are recorded within selling and administrative expenses in the statement of operations.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2024:
Automotive	$ 4,842,415	$ 108,043	$ 4,950,458
Non-automotive	2,067,135	1,041,884	3,109,019
Total net sales	$ 6,909,550	$ 1,149,927	$ 8,059,477

Three Months Ended June 30, 2023:
Automotive	$ 4,959,381	$ 38,223	$ 4,997,604
Non-automotive	2,401,732	651,595	3,053,327
Total net sales	$ 7,361,113	$ 689,818	$ 8,050,931

Six Months Ended June 30, 2024:
Automotive	$ 9,471,706	$ 156,709	$ 9,628,415
Non-automotive	4,161,698	2,122,545	6,284,243
Total net sales	$ 13,633,404	$ 2,279,254	$ 15,912,658

Six Months Ended June 30, 2023:
Automotive	$ 9,965,571	$ 83,101	$ 10,048,672
Non-automotive	5,252,355	1,479,629	6,731,984
Total net sales	$ 15,217,926	$ 1,562,730	$ 16,780,656

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2024:
United States	$ 5,603,092	$ 1,102,557	$ 6,705,649
Foreign	1,306,458	47,370	1,353,828
Total net sales	$ 6,909,550	$ 1,149,927	$ 8,059,477

Three Months Ended June 30, 2023:
United States	$ 6,137,476	$ 654,546	$ 6,792,022
Foreign	1,223,637	35,272	1,258,909
Total net sales	$ 7,361,113	$ 689,818	$ 8,050,931

Six Months Ended June 30, 2024
United States	$ 11,039,084	$ 2,211,777	$ 13,250,861
Foreign	2,594,320	67,477	2,661,797
Total net sales	$ 13,633,404	$ 2,279,254	$ 15,912,658

Six Months Ended June 30, 2023
United States	$ 12,529,223	$ 1,441,117	$ 13,970,340
Foreign	2,688,703	121,613	2,810,316
Total net sales	$ 15,217,926	$ 1,562,730	$ 16,780,656

5.  The Company’s effective tax rates were approximately 7.4% and 21.3% for the second quarter of 2024 and 2023, respectively, and 22.9% and 21.1% for the six months ended June 30, 2024 and 2023, respectively.

The Company’s federal income tax returns for the 2020 through 2023 tax years are subject to examination by the Internal Revenue Service (“IRS”).   Management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company as a result of any unrecognized tax benefits.  No statutes of limitation have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2020 through 2023 federal income tax returns will expire on September 15, 2024 through 2027, respectively.

The Company’s state income tax returns for the 2020 through 2023 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2027.  The Company is not currently under examination by any state authority for income tax purposes and no statutes of limitation for state income tax filings have been extended.

6.  Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

 A summary of inventories at the dates indicated is as follows:

	June 30, 2024	December 31, 2023
Raw material	$ 2,584,541	$ 2,878,869
Work-in-process	2,437,309	2,374,795
Finished goods	2,455,844	2,614,989
Inventories, gross	7,477,694	7,868,653
Valuation reserves	(540,000)	(541,000)
Inventories, net	$ 6,937,694	$ 7,327,653

7.  Segment Information—The Company operates in two business segments as determined by its products.  The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products.  The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment for the periods presented is as follows:

	Fastener	Assembly Equipment	Unallocated Corporate	Consolidated
Three Months Ended June 30, 2024:
Net sales	$ 6,909,550	$ 1,149,927	0	$ 8,059,477

Depreciation	291,994	29,484	540	322,018

Segment operating profit	488,412	363,920	0	852,332
Selling and administrative expenses	0	0	(743,488)	(743,488)
Interest income	0	0	44,670	44,670
Income before income taxes				$ 153,514

Capital expenditures	65,005	240,573	0	305,578

Segment assets:
Accounts receivable, net	4,870,471	522,481	0	5,392,952
Inventories, net	5,378,034	1,559,660	0	6,937,694
Property, plant and equipment, net	8,932,993	1,406,272	1,019,593	11,358,858
Other assets	0	0	3,636,914	3,636,914
				$ 27,326,418

Three Months Ended June 30, 2023:
Net sales	$ 7,361,113	$ 689,818	0	$ 8,050,931

Depreciation	272,679	30,732	2,664	306,075

Segment operating profit (loss)	(1,093,218)	87,166	0	(1,006,052)
Selling and administrative expenses	0	0	(681,199)	(681,199)
Interest income	0	0	21,745	21,745
Loss before income taxes				$ (1,665,506)

Capital expenditures	406,629	0	(59,800)	346,829

Segment assets:
Accounts receivable, net	5,543,477	360,924	0	5,904,401
Inventories, net	7,940,159	1,483,084	0	9,423,243
Property, plant and equipment, net	9,759,709	1,242,033	1,008,192	12,009,934
Other assets	0	0	4,625,285	4,625,285
				$ 31,962,863

Six Months Ended June 30, 2024:
Net sales	$ 13,633,404	$ 2,279,254	0	$ 15,912,658

Depreciation	585,375	58,968	1,080	645,423

Segment operating profit	99,288	686,541	0	785,829
Selling and administrative expenses	0	0	(1,580,288)	(1,580,288)
Interest income	0	0	73,139	73,139
Loss before income taxes				$ (721,320)

Capital expenditures	119,227	279,436	0	398,663

Six Months Ended June 30, 2023:
Net sales	$ 15,217,926	$ 1,562,730	0	$ 16,780,656

Depreciation	545,315	61,464	5,328	612,107

Segment operating profit (loss)	(1,521,719)	276,481	0	(1,245,238)
Selling and administrative expenses	0	0	(1,219,736)	(1,219,736)
Interest income	0	0	62,331	62,331
Loss before income taxes				$ (2,402,643)

Capital expenditures	742,695	0	17,553	760,248

8.  Subsequent Event – On July 1, 2024, the Company announced that it intends to close its manufacturing facility in Albia, Iowa on or before October 1, 2024. The closure will impact all 19 full and part-time employees at this facility. The Albia facility has supplied tooling for the Company’s full line of mechanical, hydraulic and pneumatic riveting machines serving both existing customers who own machines and customers purchasing new machines manufactured in the Company’s Tyrone, Pennsylvania manufacturing facility.

After careful consideration, the Company’s Board of Directors determined that it is in the Company’s best interest to consolidate the operations of the Albia facility into the Tyrone facility. The strategic consolidation is seen as a step to streamline processes, improve delivery, reduce costs and add value for the Company’s customers, shareholders and stakeholders.

The Company anticipates incurring certain costs relating to one-time termination benefits and other costs associated with the closing and disposal of the facility and relocation of equipment, but these costs are not considered to be material to the Company’s business.

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the second quarter of 2024 were $8,059,477 compared to $8,050,931 in the second quarter of 2023, an increase of $8,546. Assembly equipment segment sales increased $460,109 which slightly offset the $451,563 decline in fastener segment sales for the current year quarter.  While overall net sales were essentially flat, operating profit for both the fastener and assembly equipment segments improved in the current quarter. As a result, the Company recorded net income of $142,141, or $0.15 per share, compared to a net loss of $(1,311,506), or $(1.36) per share, in the second quarter of 2023.  During the second quarter of 2024, a regular quarterly dividend of $0.10 per share was paid on June 20, 2024, to shareholders of record on June 5, 2024.

For the first half of 2024, net sales totaled $15,912,658 compared to $16,780,565 in the first half of 2023, a decrease of $867,998, or 5.2%.  The net loss for the first half of 2024 was ($555,863), or ($0.58) per share, compared to a net loss of ($1,894,643) or ($1.96) per share, for the same period in 2023.

Fastener segment revenues were $6,909,550 in the second quarter of 2024 compared to $7,361,113 in the second quarter of 2023, a decline of $451,563 or 6.1%.  The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $4,842,415 in the second quarter this year compared to $4,959,381 in the second quarter of 2023, a decrease of $116,966, or 2.4%.  Additionally, fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,067,135 in the second quarter of this year compared to $2,401,732 in the second quarter of 2023, a decline of $334,597 or 13.9%.  Fastener segment gross margins were $1,033,755 in the second quarter of 2024 compared to $(442,951) in the second quarter of 2023, an increase of $1,476,706, or 333.4%.  Lower volumes were offset by price increases, improved production efficiencies, and reduced expediting expenses which improved gross margins in this segment during the quarter.

For the first six months of 2024, fastener segment revenues were $13,633,404 compared to $15,217,926 in the first half of 2023, a decline of $1,584,522, or 10.4%.  On a year-to-date basis fastener segment operating profit was $99,288 compared to a net loss of ($1,521,719) in the first half of 2023, an increase of $1,621,007.

Assembly equipment segment revenues were $1,149,927 in the second quarter of 2024 compared to $689,818 in the second quarter of 2023, an increase of $460,109, or 66.7%.  Both non-automotive and automotive assembly equipment revenue increased revenue in this segment by $390,289 and $69,820 respectively over the same period last year.  The increase in sales contributed to a $267,226, or 234.6%, improvement in segment gross margin, from $113,915 in 2023 to $381,141 in 2024.

For the first six months of 2024, assembly equipment revenues were $2,279,254 compared to $1,562,730 in the first half of 2023, an increase of $716,524, or 45.9%.  During the first six months of 2024, assembly equipment operating profit was $686,541 compared to $276,481 in the first six months of 2023, an increase of $410,060.

Selling and administrative expenses during the second quarter of 2024 were $1,307,887 compared to $1,359,465 recorded in the second quarter of 2023, a decrease of $51,578, or 3.8%.  Reduced commissions of $62,909 were partially offset by higher professional fees for the period.  Selling and administrative expenses were 16.2% of net sales in the second quarter of 2024 compared to 16.9% in the second quarter of 2023.  For the first six months of 2024, selling and administrative expenses were $2,955,752 compared to $2,617,160 in the first half of 2023, an increase of $338,592.

As previously disclosed, the Company was recently notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company Inc., may not conform to customer specifications.  These fasteners become part of an assembly that is ultimately used in the braking system of certain vehicles.  Based on information provided to the Company by the customer and the Company’s internal review, we understand that it was necessary for the customer to identify and sort the non-conforming parts in its inventory and take certain other related actions as a result of the alleged non-conforming parts. The customer has also indicated that its end customer has incurred costs relating to the alleged defective part, including costs to repair certain of the vehicles that included these non-conforming fasteners.  Based on discussions with our customer as to the scope of the actions taken by the customer to date and the Company’s own internal analysis to date, we determined an estimate of $243,000 as a contingent liability in our financial statements during the three months ended March 31, 2024, in anticipation of potential reimbursement of certain expenses that the customer may have incurred as a result of the non-conforming parts. Our discussions with the customer and our internal review process are ongoing, and the ultimate amount of such liability, if any, may be more or less than the amount reflected in our financial statements for the second quarter of 2024.

The Company may also incur additional potentially significant costs related to this issue, which could materially and adversely affect our results of operations and financial condition.  At this time, the Company cannot quantify potential additional financial liability, if any, due to the ultimate costs that may or may not be incurred by the parties involved in this matter, and the allocation of those costs among the parties involved. It is not possible at this time to establish the ultimate amount of any such contingent liabilities, including those related to any legal proceedings that may result related to this matter. Accordingly, no additional amount has been accrued in our financial statements at June 30, 2024.

Other Income

Other income in the second quarter of 2024 was $45,955 compared to $22,995 in the second quarter of 2023.  Other income for the first six months of 2024 was $74,424, compared to $66,050 in the first six months of 2023. Other income is primarily comprised of interest income, which increased during the current year due to higher interest rates earned on such balances.

Income Tax Expense

The Company’s effective tax rates were approximately 7.4% and 21.3% for the second quarter of 2024 and 2023, respectively, and 22.9% and 21.1% for the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working capital was $13,368,281 as of June 30, 2024, compared to $13,976,864 at the beginning of the year, a decline of $608,583.  Contributing to that decline were capital expenditures during the first six months of $398,683, which primarily consisted of equipment used in production activities, and dividends paid of $193,226.  The net result of these changes and other cash flow activity was to leave cash, cash equivalents and short-term investments at $2,627,438 as of June 30, 2024, compared to $3,158,195 as of the beginning of the year.  Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

Automotive and non-automotive fastener segment volumes continued to be a headwind in the second quarter. However, pricing relief obtained in previous quarters began to materialize and, coupled with improved production gains, we experienced a significant turnaround in segment operating profit during the quarter. Assembly equipment revenues and operating profit continue to outpace the prior period comparisons for both the automotive and non-automotive segments.  Based on the current economic environment, we do not anticipate that overall business conditions and subsequent demand from our core customer base during the second half of the year will be markedly different than during the first half of the year.  As we continue to align our cost structure and improve our operating efficiencies, we are focused on leveraging our capabilities towards delivering improved operating results and identifying new growth opportunities.

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

CHICAGO RIVET & MACHINE CO.

Item 4. Controls and Procedures.

(a)  Disclosure Controls and Procedures.  The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report.  Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in reports that it files or submits under the Exchange Act.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, a material weakness in internal control over financial reporting related to income taxes was identified in the Company’s internal control over financial reporting as of September 30, 2023. Specifically, the Company did not design and maintain effective controls related to the review of the presentation of the tax provision related to unusual items.

Also, as previously disclosed, a material weakness in internal control over financial reporting related to inventory valuation was identified in the Company’s internal control over financial reporting as of December 31, 2023. Specifically, the Company did not design and maintain effective controls related to the review of the valuation of inventory.

Remediation of Material Weakness Relating to Income Taxes

The Company’s management, under the oversight of the Audit Committee, has designed and implemented changes in processes and controls to remediate the material weakness in internal control over financial reporting related to income taxes. We have engaged external tax advisors to review complex tax matters and assist with provision and classification as necessary, in addition to enhancing our review of our income tax accounting and reporting as part of our overall financial reporting function and internal control over financial reporting. As a result of the implementation, testing and effective operation of these enhanced controls, we consider the previously identified material weakness to have been remediated as of June 30, 2024.

Remediation Plans for Material Weakness Relating to Inventory Valuation

Also, the Company’s management, under the oversight of the Audit Committee, is in the process of designing and implementing changes and enhancements in processes and controls to remediate the material weakness in internal control over financial reporting related to inventory valuation. Our enhanced design includes the timely review and update of new accounting standards and guidance applicable to inventory valuation as well as subsequent review and reconciliation of variance accounts.

This material weakness will not be considered remediated until management completes its remediation plans and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company will monitor the effectiveness of its remediation plans and will continue to refine its remediation plans as appropriate.

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

(b)  Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 14, 2024	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2024	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)