Form 10-Q
period 2024-09-30
CHICAGO RIVET & MACHINE CO
filed 2024-11-12
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$1,665,325	$1,387,075
Short-term investments	496,592	1,771,120
Accounts receivable - less allowances of $160,000	4,606,800	4,275,882
Contract assets	—	118,301
Inventories, net	7,404,782	7,327,653
Assets held for sale	348,400	—
Income taxes receivable	75,344	580,287
Other current assets	797,618	380,562
Total current assets	15,394,861	15,840,880
Property, Plant and Equipment:
Land and improvements	1,401,402	1,510,513
Buildings and improvements	6,095,394	6,835,619
Production equipment and other	36,677,607	37,952,902
	44,174,403	46,299,034
Less accumulated depreciation	33,177,749	34,633,952
Net property, plant and equipment	10,996,654	11,665,082
Deferred income taxes, net	—	324,943
Total assets	$26,391,515	$27,830,905
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,260,311	$788,974
Accrued wages and salaries	622,738	514,900
Other accrued expenses	300,973	129,963
Unearned revenue and customer deposits	372,132	430,179
Total current liabilities	2,556,154	1,864,016
Deferred income taxes, net	160,796	—
Total liabilities	2,716,950	1,864,016
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	26,011,433	28,303,757
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	23,674,565	25,966,889
Total liabilities and shareholders' equity	$26,391,515	$27,830,905

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net sales	$6,969,921	$7,946,172	$22,882,579	$24,726,828
Cost of goods sold	6,274,934	7,905,019	20,027,584	24,537,208

Gross profit	694,987	41,153	2,854,995	189,620
Selling and administrative expenses	1,518,558	1,273,175	4,474,310	3,890,335

Operating loss	(823,571)	(1,232,022)	(1,619,315)	(3,700,715)

Other income	28,146	16,980	102,570	83,030

Loss before income taxes	(795,425)	(1,215,042)	(1,516,745)	(3,617,685)
Provision (benefit) for income taxes	651,196	(251,000)	485,739	(759,000)

Net loss	$(1,446,621)	$(964,042)	$(2,002,484)	$(2,858,685)

Per share data:
Basic net loss per share	$(1.50)	$(1.00)	$(2.07)	$(2.96)
Diluted net loss per share	$(1.50)	$(1.00)	$(2.07)	$(2.96)

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.10	$0.10	$0.30	$0.54

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Consolidated Statements of Shareholders’ Equity (Unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity
Balance, December 31, 2023	$0	966,132	$1,138,096	$447,134	$28,303,757	171,964	$(3,922,098)	$25,966,889
Net Loss					(698,004)			(698,004)
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, March 31, 2024	$0	966,132	$1,138,096	$447,134	$27,509,140	171,964	$(3,922,098)	$25,172,272
Net Income					142,141			142,141
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, June 30, 2024	$0	966,132	$1,138,096	$447,134	$27,554,668	171,964	$(3,922,098)	$25,217,800
Net Income					(1,446,621)			(1,446,621)
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, September 30, 2024	$0	966,132	$1,138,096	$447,134	$26,011,433	171,964	$(3,922,098)	$23,674,565

Balance, December 31, 2022	$0	966,132	$1,138,096	$447,134	$33,323,666	171,964	$(3,922,098)	$30,986,798
Net Loss					(583,137)			(583,137)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, March 31, 2023	$0	966,132	$1,138,096	$447,134	$32,527,980	171,964	$(3,922,098)	$30,191,112
Net Loss					(1,311,506)			(1,311,506)
Dividends Declared ($0.22 per share)					(212,549)			(212,549)
Balance, June 30, 2023	$0	966,132	$1,138,096	$447,134	$31,003,925	171,964	$(3,922,098)	$28,667,057
Net Loss					(964,042)			(964,042)
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, September 30, 2023	$0	966,132	$1,138,096	$447,134	$29,943,270	171,964	$(3,922,098)	$27,606,402

See Notes to the Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(2,002,484)	$(2,858,685)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	969,958	920,430
Gain on disposal of equipment	(36,886)	(31,500)
Deferred income taxes	485,739	(703,599)
Changes in operating assets and liabilities:
Accounts receivable	(330,918)	(831,171)
Contract assets	118,301	–
Inventories	(77,129)	326,034
Other current assets	87,886	(97,553)
Accounts payable	471,337	310,567
Accrued wages and salaries	107,838	316,609
Other accrued expenses	171,010	(180,486)
Unearned revenue and customer deposits	(58,047)	96,308
Net cash (used in) provided by operating activities	(93,395)	(2,733,046)

Cash flows from investing activities:
Capital expenditures	(709,396)	(949,862)
Proceeds from the sale of equipment	96,350	31,500
Proceeds from short-term investments	3,000,815	2,591,000
Purchases of short-term investments	(1,726,284)	(100,000)
Net cash provided by investing activities	661,485	1,572,638

Cash flows from financing activities:
Cash dividends paid	(289,840)	(521,711)
Net cash used in financing activities	(289,840)	(521,711)

Net increase (decrease) in cash and cash equivalents	278,250	(1,682,119)
Cash and cash equivalents at beginning of period	1,387,075	4,045,101
Cash and cash equivalents at end of period	$1,665,325	$2,362,982

See Notes to the Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. In the opinion of the Company, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2024 (unaudited) and December 31, 2023 and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these unaudited financial statements in accordance with applicable rules. Please refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine month period ended September 30, 2024 are not necessarily indicative of the results to be expected for the year.

The Company classifies assets as held-for-sale if all held-for-sale criteria are met pursuant to ASC 360-10, Property, Plant and Equipment. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held for sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. This new accounting standard will result in expanded disclosures but it is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures providing investors with information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact that it will have on our consolidated financial statements and disclosures.

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

As previously disclosed, the Company was recently notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company Inc., may not conform to customer specifications. These fasteners become part of an assembly that is ultimately used in the braking system of certain vehicles. Based on information provided to the Company and discussions with the customer as well as the Company’s internal review, we understand that it was necessary for the customer to identify and sort the non-conforming parts in its inventory and take certain other related actions as a result of the alleged non-conforming parts. The customer has also indicated that its end customer has incurred costs relating to the alleged defective part, including costs to repair certain of the vehicles that included these non-conforming fasteners. Based on discussions with our customer as to the scope of the actions taken by the customer to date and the Company’s own internal analysis to date, we determined an estimate of $243,000 as a contingent liability within other accrued expenses in our financial statements during the three months ended March 31, 2024, in anticipation of potential reimbursement of certain expenses that the customer may have incurred as a result of the non-conforming parts. Our discussions with the customer and our internal review process are ongoing, and the ultimate amount of such liability, if any, may be more or less than the amount reflected in our financial statements.

The Company may also incur additional potentially significant costs related to this issue, which could materially and adversely affect our results of operations and financial condition. At this time, the Company cannot quantify potential additional financial liability, if any, due to the ultimate costs that may or may not be incurred by the parties involved in this matter, and the allocation of those costs among the parties involved. It is not possible at this time to establish the ultimate amount of any such contingent liabilities, including those related to any legal proceedings that may result related to this matter. Accordingly, no additional amount has been accrued in our financial statements at September 30, 2024.

4. Revenue—The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the third quarter of 2024, the Company realized no revenue related to such contract and has a remaining performance obligation of $372,132 which is expected to be recognized in the fourth quarter of 2024.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of September 30, 2024 and December 31, 2023 reserves for warranty claims were not material. Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within selling and administrative expenses in the statement of operations.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2024:
Automotive	$3,578,390	$14,386	$3,592,776
Non-automotive	2,348,926	1,028,219	3,377,145
Total net sales	$5,927,316	$1,042,605	$6,969,921

Three Months Ended September 30, 2023:
Automotive	$5,184,547	$12,363	$5,196,910
Non-automotive	1,792,894	956,368	2,749,262
Total net sales	$6,977,441	$968,731	$7,946,172

Nine Months Ended September 30, 2024:
Automotive	13,050,096	$171,094	$13,221,190
Non-automotive	6,510,624	3,150,765	9,661,389
Total net sales	$19,560,720	$3,321,859	$22,882,579

Nine Months Ended September 30, 2023:
Automotive	$15,150,117	$95,464	$15,245,581
Non-automotive	7,045,250	2,435,997	9,481,247
Total net sales	$22,195,367	$2,531,461	$24,726,828

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2024:
United States	$4,657,979	$659,306	$5,317,285
Foreign	1,269,337	383,299	1,652,636
Total net sales	$5,927,316	$1,042,605	$6,969,921

Three Months Ended September 30, 2023:
United States	$5,398,688	$961,618	$6,360,306
Foreign	1,578,753	7,113	1,585,866
Total net sales	$6,977,441	$968,731	$7,946,172

Nine Months Ended September 30, 2024
United States	$15,694,640	$2,871,084	$18,565,724
Foreign	3,866,080	450,775	4,316,855
Total net sales	$19,560,720	$3,321,859	$22,882,579

Nine Months Ended September 30, 2023
United States	$17,927,910	$2,402,734	$20,248,872
Foreign	4,267,457	128,727	4,477,956
Total net sales	$22,195,367	$2,531,461	$24,726,828

5. The Company’s effective tax rates were approximately (81.9)% and 20.7% for the third quarter of 2024 and 2023, respectively, and (32.0)% and 21.0% for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s federal income tax returns for the 2020 through 2023 tax years are subject to examination by the Internal Revenue Service (“IRS”). Management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company as a result of any unrecognized tax benefits. No statutes of limitation have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2020 through 2023 federal income tax returns were set to expire on September 15, 2024 through 2027, respectively.

The Company’s state income tax returns for the 2020 through 2023 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2027. The Company is not currently under examination by any state authority for income tax purposes and no statutes of limitation for state income tax filings have been extended.

Our income tax expense, deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. Significant judgments and estimates are required in the determination of the consolidated income tax expense. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions about the amount of future state and federal pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.

A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Based upon the analysis performed as of September 30, 2024, management believes that it is more likely than not that the benefit from net operating loss ("NOL") carryforwards and other deferred tax assets will not be realized. Accordingly, management concluded to record a valuation allowance of $961,755 on the deferred tax assets and recognized $651,196 in deferred tax expense in the three months ended September 30, 2024. As of December 31, 2023, we have federal income tax NOL carryforwards of $5,711,828 and state NOL carryforwards of $2,997,091.

6. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method.

A summary of inventories at the dates indicated is as follows:

	September 30, 2024	December 31, 2023
Raw material	$2,956,245	$2,878,869
Work-in-process	2,027,415	2,374,795
Finished goods	2,961,122	2,614,989
Inventories, gross	7,944,782	7,868,653
Valuation reserves	(540,000)	(541,000)
Inventories, net	$7,404,782	$7,327,653

7. Segment Information—The Company operates in two business segments as determined by its products. The fastener segment includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

Information by segment for the periods presented is as follows:

	Fastener	Assembly Equipment	Unallocated Corporate	Consolidated
Three Months Ended September 30, 2024:
Net sales	$5,927,316	$1,042,605	-	$6,969,921

Depreciation	305,612	18,384	540	324,536

Segment operating profit	95,902	(111,368)	-	(15,466)
Selling and administrative expenses	-	-	(808,105)	(808,105)
Interest income	-	-	28,146	28,146
Loss before income taxes				$(795,425)

Capital expenditures	307,773	2,959	-	310,732

Segment assets:
Accounts receivable, net	4,270,096	336,704	-	4,606,800
Inventories, net	6,032,338	1,372,444	-	7,404,782
Assets held for sale	-	348,400	-	348,400
Property, plant and equipment, net	8,935,154	1,042,448	1,019,052	10,996,654
Other assets	-	-	3,034,879	3,034,879
				$26,391,515

Three Months Ended September 30, 2023:
Net sales	$6,977,441	$968,731	-	$7,946,172

Depreciation	276,989	30,732	602	308,323

Segment operating profit (loss)	(773,213)	166,927	-	(606,286)
Selling and administrative expenses	-	-	(625,701)	(625,701)
Interest income	-	-	16,945	16,945
Loss before income taxes				$(1,215,042)

Capital expenditures	189,614	-	—	189,614

Segment assets:
Accounts receivable, net	5,410,548	395,760	-	5,806,308
Inventories, net	7,269,490	1,525,706	-	8,795,196
Property, plant and equipment, net	9,672,334	1,211,301	1,007,590	11,891,225
Other assets	-	-	3,592,401	3,592,401
				$30,085,130

Nine Months Ended September 30, 2024:
Net sales	$19,560,720	$3,321,859	-	$22,882,579

Depreciation	890,986	77,352	1,620	969,958

Segment operating profit	195,190	575,173	-	770,363
Selling and administrative expenses	-	-	(2,388,393)	(2,388,393)
Interest income	-	-	101,285	101,285
Loss before income taxes				$(1,516,745)

Capital expenditures	427,000	282,395	-	709,396

Nine Months Ended September 30, 2023:
Net sales	$22,195,367	$2,531,461	-	$24,726,828

Depreciation	822,304	92,196	5,930	920,430

Segment operating profit (loss)	(2,294,932)	443,408	-	(1,851,524)
Selling and administrative expenses	-	-	(1,845,437)	(1,845,437)
Interest income	-	-	79,276	79,276
Loss before income taxes				$(3,617,685)

Capital expenditures	932,309	-	17,553	949,862

8. Exit and Disposal – On July 1, 2024, the Company announced the closure of its manufacturing facility in Albia, Iowa on or before October 1, 2024. The Albia facility has supplied tooling for the Company’s full line of mechanical, hydraulic and pneumatic riveting machines serving both existing customers who own machines and customers purchasing new machines manufactured in the Company’s Tyrone, Pennsylvania manufacturing facility. As of September 30, 2024, all 19 full and part-time employees at this facility were impacted.

After careful consideration, the Company’s Board of Directors determined that it is in the Company’s best interest to consolidate the operations of the Albia facility into the Tyrone facility. The strategic consolidation is seen as a step to streamline processes, improve delivery, reduce costs and add value for the Company’s customers, shareholders and stakeholders.

In the third quarter ended September 30, 2024, the Company incurred selling and administrative expenses for one-time termination benefits of $64,856, employee travel of $40,277, moving expenses of $27,563 and employee wages of $8,060 as well as cost of goods expenses for direct and indirect labor of $30,517.

CHICAGO RIVET & MACHINE CO.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales for the third quarter of 2024 were $6,969,921 compared to $7,946,172 in the third quarter of 2023, a decrease of $976,251 or 12.3%. Assembly equipment segment sales increased $73,874 which slightly offset the $1,050,125 decline in fastener segment sales for the current year quarter. Although overall net sales were down compared to the third quarter of 2023, gross margins for both the fastener and assembly equipment segments improved in the current quarter. This improvement resulted from the improved pricing that the Company obtained earlier in the year, a reduction in certain operating costs and improved operating efficiency. However, the lower revenue level, deferred tax expense of $651,196 discussed in Note 5 above, and certain selling and administrative expenses had a negative impact on earnings for the third quarter of 2024. As a result, the Company recorded a net loss of ($1,446,621), or ($1.50) per share for the third quarter 2024, compared to a net loss of $(964,042), or $(1.00) per share, in the third quarter of 2023. During the third quarter of 2024, a regular quarterly dividend of $0.10 per share was paid on September 20, 2024, to shareholders of record on September 5, 2024.

For the first nine months of 2024, net sales totaled $22,882,579 compared to $24,726,828 in the first nine months of 2023, a decrease of $1,844,249, or 7.5%. The net loss for the first nine months of 2024 was ($2,002,484), or ($2.07) per share, compared to a net loss of ($2,858,685) or ($2.96) per share, for the same period in 2023.

Fastener segment revenues were $5,927,316 in the third quarter of 2024 compared to $6,977,441 in the third quarter of 2023, a decline of $1,050,125 or 15.1%. The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $3,578,390 in the third quarter this year compared to $5,184,547 in the third quarter of 2023, a decrease of $1,606,157, or 31.0%. Additionally, fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,348,926 in the third quarter of this year compared to $1,792,894 in the third quarter of 2023, an increase of $556,062 or 31.0%. Fastener segment gross margins were $703,955 in the third quarter of 2024 compared to $(161,831) in the third quarter of 2023, an increase of $865,786. Despite significantly lower volumes from the automotive fastener segment, this gross margin improvement is due, as noted above, to price increases secured since the end of the third quarter of 2023, certain operating cost reductions and improved efficiency.

For the first nine months of 2024, fastener segment revenues were $19,560,720 compared to $22,195,367 in the first nine months of 2023, a decline of $2,634,647, or 11.9%. On a year-to-date basis fastener segment operating profit was $195,190 compared to an operating loss of $(353,158) in the first nine months of 2023, an increase of $584,348. This gross margin improvement was due to price increases, operational efficiencies and cost reduction projects.

Assembly equipment segment revenues were $1,042,605 in the third quarter of 2024 compared to $968,731 in the third quarter of 2023, an increase of $73,874, or 7.6%. Both automotive and non-automotive assembly equipment revenue increased in this segment by $2,023 and $71,851 respectively over the same period last year. The increase in sales contributed to a $508,177, or 250.4%, improvement in segment gross margin, from $202,984 in 2023 to $711,161 in 2024.

For the first nine months of 2024, assembly equipment revenues were $3,321,859 compared to $2,531,461 in the first nine months of 2023, an increase of $790,398, or 31.2%. During the first nine months of 2024, assembly equipment operating profit was $575,173 compared to $542,778 in the first nine months of 2023, an increase of $32,395.

Selling and administrative expenses during the third quarter of 2024 were $1,518,557 compared to $1,273,175 recorded in the third quarter of 2023, an increase of $245,382, or 19.3% primarily due to higher professional fees and partially offset by reduced commissions of $79,761 for the period. Selling and administrative expenses were 21.8% of net sales in the third quarter of 2024 compared to 16.0% in the second quarter of 2023. For the first nine months of 2024, selling and administrative expenses were $4,474,310 compared to $3,890,335 for the first nine months of 2023, an increase of $583,975. The Company believes that it has made substantial progress in continuing to implement its plans to reduce costs and improve efficiency, and as the Company completes activities relating to the closure of the Albia facility, the Company plans to focus on reducing certain selling and administrative expenses.

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

The Company may also incur additional potentially significant costs related to this issue, which could materially and adversely affect our results of operations and financial condition. At this time, the Company cannot quantify potential additional financial liability, if any, due to the ultimate costs that may or may not be incurred by the parties involved in this matter, and the allocation of those costs among the parties involved. It is not possible at this time to establish the ultimate amount of any such contingent liabilities, including those related to any legal proceedings that may result related to this matter. Accordingly, no additional amount has been accrued in our financial statements at September 30, 2024.

Other Income

Other income in the third quarter of 2024 was $28,146 compared to $16,980 in the third quarter of 2023. Other income for the first nine months of 2024 was $102,570, compared to $83,030 in the first nine months of 2023. Other income is primarily comprised of interest income, which increased during the current year due to higher interest rates earned on such balances.

Income Tax Expense

The Company’s effective tax rates were approximately (81.9)% and 20.7% for the third quarter of 2024 and 2023, respectively, and (32.0)% and 23.2% for the nine months ended September 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

Working capital was $12,838,707 as of September 30, 2024, compared to $13,976,864 at the beginning of the year, a decline of $2,190,540. Contributing to that decline were capital expenditures during the first nine months of $709,396, which primarily consisted of equipment used in production activities, and dividends paid of $96,613. The net result of these changes and other cash flow activity was to leave cash, cash equivalents and short-term investments at $2,161,917 as of September 30, 2024, compared to $3,158,195 as of the beginning of the year. Management believes that current cash, cash equivalents and operating cash flow will provide adequate working capital for the next twelve months.

Results of Operations Summary

The Company's automotive fastener segment volumes have experienced a significant decline during 2024, when compared to 2023. This segment volume decline has mitigated our pricing relief efforts, productivity gains and overall operating profit improvement. The reduced automotive fastener segment volume has been driven primarily by overall inventory reductions from our largest automotive customers as light vehicle production was weak in the third quarter, declining by close to 5% globally. Non-automotive fastener and non-automotive assembly equipment segments continue to outpace prior period comparisons and we believe both represent future opportunities for growth and profitability. While we anticipate automotive fastener segment business conditions and volume demand for the remainder of 2024 to reflect the current trend, we expect to leverage our cost structure and improved operating efficiencies once these customer platform volumes return to normal levels. Additionally, we intend to continue to seek to drive growth in our non-automotive fastener and assembly equipment segments.

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

Remediation Plans for Material Weakness Relating to Inventory Valuation

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 12, 2024	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)