Form 10-K
period 2024-12-31
CHICAGO RIVET & MACHINE CO
filed 2025-03-28
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the Company as of June 28, 2024 was $14,308,415.

As of March 21, 2025, there were 966,132 shares of the Company's common stock outstanding.

Documents Incorporated By Reference

Portions of the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company's 2025 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDING DECEMBER 31, 2024

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. The level of business activity for the Company is closely related to the overall level of industrial activity in the United States. During 2024, sales to the top three customers were each at least 9% of the Company’s consolidated revenues.

Sales to TI Group Automotive Systems, LLC accounted for approximately 13% and 16% of the Company’s consolidated revenues in 2024 and 2023, respectively. Sales to Martinrea International Inc. accounted for approximately 13% and 11% of the Company’s consolidated revenues in 2024 and 2023, respectively. Sales to Cooper-Standard Holdings Inc. accounted for approximately 9% and 14% of the Company’s consolidated revenues in 2024 and 2023, respectively.

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

At December 31, 2024, the Company employed 161 people. This figure includes a reduction of 19 full-time and part-time employees from the previously disclosed closure of the Albia, Iowa manufacturing facility in the third quarter of 2024. See Note 8. Exit and Disposal to the Consolidated Financial Statements, included herein.

The Company has no foreign operations. Sales to foreign customers accounted for approximately 19% and 18% of the Company's total sales in 2024 and 2023, respectively.

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

Due to significant recurring operating losses primarily driven by recent yearly declines in revenue, recurring negative cash flows from operations, and continued reduction in liquidity, we have determined that there is substantial doubt about our ability to continue as a going concern.

As noted in the auditor's opinion on our audited financial statements and a related footnote to our audited financial statements, we have incurred significant recurring operating losses primarily driven by recent yearly declines in revenue, recurring negative cash flows from operations, and continued reduction in liquidity that have caused the Company to determine there is substantial doubt about our ability to continue as a going concern. In response to these challenges, the Company has developed and begun implementing a series of strategic actions aimed at improving liquidity, increasing operating efficiency and revenues, and ensuring business continuity. While we believe that we will be able to successfully execute on these strategic actions, there can be no assurances that we will be successful in these efforts. If we are unable to successfully execute on these strategies, our business, prospects, financial condition, and results of operations would be materially and adversely affected, and we may be unable to continue as a going concern. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our business over the last few years has been significantly affected by domestic and global economic and market conditions, including rising costs, supply chain disruptions and labor pressures.

During 2023 and 2024 our business has experienced a period of significant material, labor and shipping price volatility (generally resulting from an increase in the price of commodities, energy costs, freight costs, labor costs and other input costs), in addition to an environment of elevated interest rates. While some of these input cost increases moderated in 2024, other exposures will likely continue in 2025 and perhaps further into the future. This environment of significant price volatility has resulted in, and may continue to result in, increased costs that may not be, or may only be partially, offset by increasing sales prices and expense reduction. During this same period, we also experienced constrained labor availability which has resulted in inflationary wage pressures, both internally and at key vendors. Although we have developed and implemented strategies to seek to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, our operating model typically requires long lead times between the design and development of products, the launch of production and the delivery of the final product. This lead time requires us to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability to fully recover all such price changes.

Labor shortages could prevent us from meeting customer demand.

We and some of our third-party suppliers and service providers have experienced and may continue to experience a shortage of qualified labor at our and their facilities. A prolonged shortage of qualified labor could decrease our third-party vendors’ ability to meet our demands and efficiently operate their facilities. Prolonged labor shortage could also lead to decreased productivity and increased labor costs from higher overtime, the need to hire temporary help to meet demand and higher wages in order to attract and retain employees. Any of these developments could materially increase our operating costs and have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the automotive industry.

Demand for our products is directly related to conditions in the global automotive industry, which is highly cyclical and is affected by a variety of factors, including regulatory requirements, international trade policies, including tariffs, and consumer spending and preferences. The automotive industry is characterized by fierce competition and has undergone major restructuring in recent years. The impact of evolving technological changes, including a growing emphasis on electric vehicles, as well as any decline in the automotive industry, domestic or foreign, could have a material adverse effect on our business, results of operations and financial condition.

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

We rely on sales to major customers.

Our sales to three customers constituted approximately 35% of our consolidated revenues in 2024. Sales to TI Group Automotive Systems, LLC, Martinrea International Inc. and Cooper-Standard Holdings Inc, accounted for approximately 13%, 13%, and 9% of the Company's consolidated revenues in 2024, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to export sales, including the imposition of tariffs.

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

While we currently maintain alternative sources for raw materials, our business is subject to the risk of price fluctuations and periodic delays in the delivery of certain raw materials. At various times in recent years, we have been adversely impacted by increased costs for steel, our principal raw material, which we have been unable to wholly mitigate, as well as increases in other materials prices, including price increases due to inflation as well as tariffs. Any continued fluctuation in the price or availability of our raw materials could have a material adverse impact on our business, results of operations and financial condition.

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

We face risk of exposure to warranty and product liability claims in the event that our products fail to perform as expected or result, or are alleged to have resulted, in bodily injury, property damage or other losses. In addition, if any of our products are or are alleged to be defective, then we may be required to participate in a product recall or provide reimbursement for damages or losses suffered as a result of such defects and/or recalls. We may also be involved from time to time in legal proceedings and commercial or contractual disputes. Any losses or other liabilities related to these exposures could have a material adverse effect on our business, results of operations and financial condition.

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

The successful operation of our business depends, in part, upon the efforts of our executive officers and other key employees. Our current success depends, and our future success will depend, in part, upon our ability to attract and retain qualified personnel. Loss of the services of any of our key employees, or the inability to attract or retain employees could have a material adverse effect upon our business, financial condition and results of operations.

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

Our common stock is traded on NYSE American (not registered, trading privileges only). The average daily trading volume for our common stock during 2024 was less than 3,000 shares per day. As a result, shares of our common stock may be difficult to sell, and the price of our common stock may vary significantly based on trading volume.

Our indebtedness could adversely affect our financial flexibility, financial condition and our competitive position.

In 2025 we entered into a new credit agreement which contains restrictive covenants that limit or will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness. In addition, a default by us under the new credit agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We face risks in connection with our internal control over financial reporting, and material weaknesses were identified.

As disclosed in Item 9A. Controls and Procedures, a material weakness was identified that existed as of December 31, 2023 and 2024, regarding certain deficiencies in internal control over financial reporting related to the valuation of inventory.

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

ITEM 2 - Properties

The Company's headquarters is currently located in Naperville, Illinois. The Naperville property was sold during the third quarter of 2022, and was rented for the remainder of 2022 and the entirety of 2023 and 2024, as the Company continued to lease office space at the location. On November 30, 2024, the Company entered into a new sixty-six month lease agreement for approximately 7,300 square feet of furnished office space in Warrenville, Illinois. The lease commencement date was March 1, 2025, and the Company is in the process of relocating its headquarters to this new location.

During 2024, the Company conducted its manufacturing and warehousing operations at three facilities: Albia, Iowa, Madison Heights, Michigan, and Tyrone, Pennsylvania. The Albia manufacturing facility was closed in 2024 and the assets and real estate were sold on February 25, 2025. Each other facility continues to be owned by the Company and is considered suitable and adequate for its present use. The Madison Heights, Michigan facility is used entirely in the fastener segment. The Tyrone, Pennsylvania facility is utilized in both the fastener and assembly equipment operating segments. The Albia, Iowa facility was used exclusively in the assembly equipment segment.

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

Information about our Executive Officers

The names, ages and positions of all executive officers of the Company, as of March 28, 2025, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. The Company’s bylaws provide that officers, when elected, shall hold office for the period of one year and thereafter until their respective successors shall have been duly elected, and shall have qualified (provided that officers shall be subject to removal at any time by the affirmative vote by a majority of the Board of Directors).

Name and Age of Officer		Position	Years an Officer

Gregory D. Rizzo	59	Chief Executive Officer	1 year and 10 months

Joel M. Brown	57	Chief Financial Officer	1 year and 4 months

Gregory D. Rizzo. Mr. Rizzo joined the Company in May of 2023 as Chief Executive Officer and was appointed as a director of the Company on May 9, 2023. Previously he served as Vice President and General Manager of MacLean-Fogg for more than five years. Prior to MacLean-Fogg, Mr. Rizzo held various positions at Ford Motor Company, Magna International and TRW. Mr. Rizzo holds an engineering degree from the University of Michigan.

Joel M. Brown. Mr. Brown joined the Company in November of 2023 as Chief Financial Officer. Previously he held the position of Director, Accounting and Finance for MultiTech Industries, LLC since 2017. Prior to that, Mr. Brown held several positions in corporate finance, consulting and manufacturing. Mr. Brown holds a Bachelor of Science degree in Finance from Northern Illinois University and an MBA from DePaul University’s Kellstadt Graduate School of Business.

PART II

ITEM 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on NYSE American (trading privileges only, not registered). As of March 5, 2025, there were approximately 117 shareholders of record of our stock.

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

ITEM 6 – [Reserved]

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: risk related to conditions in the domestic and international automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, the price and availability of raw materials, supply chain disruptions, labor relations issues and rising costs, losses related to product liability, warranty and recall claims, costs relating to compliance with environmental laws and regulations, information systems disruptions and the threat of cyber-attacks, and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned to not place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events unless required under the federal securities laws.

RESULTS OF OPERATIONS

Operating results for 2024 were negatively impacted by our U.S. automotive fastener segment volumes due to OEM and customer inventory reduction actions which accelerated in the second half of 2024. U.S. demand for pickup trucks and large SUVs to which we provide content, softened in 2024 leading to elevated dealer-owned inventory levels and a subsequent reduction in production volumes while these inventory levels were reduced. As a fastener manufacturer we have significant fixed costs due to our investment in property, plant and equipment as well as a skilled labor force that cannot be scaled in proportion to short term volume fluctuations. As a result, steep declines in customer volumes have a disproportionately large effect on our profitability. Despite the full year 18% volume decline, the automotive fastener segment gross profit improved by $1,567,232. This improvement was due in large part to price increases and efficiency gains, including consolidation of the work done in the Albia, Iowa facility into the Tyrone, Pennsylvania facility. While these year over year volume declines were a tremendous headwind to profitability, we believe we have improved the framework from a pricing and efficiency standpoint to benefit at scale when volumes return to more historic levels. In addition, the accounting treatment for the payment of the aggregate amounts due under the previously disclosed agreement with one of our customers relating to certain warranty claims resulted in a reduction to 2024 revenue of $1.1 million.

Fourth quarter 2024 sales were $4,104,048 compared to $6,780,894 in the fourth quarter of 2023, a decline of $2,676,846, or 40%. Together with the decline in sales, our input costs remained elevated and contributed to reporting a net loss in the fourth quarter 2024 of $3,613,130, or $3.74 per share, compared to a net loss of $1,542,899, or $1.60 per share, in the fourth quarter of 2023. For the full year, net sales were $26,986,627 compared to $31,507,722 in 2023, a decline of $4,521,095, or 14%. Net loss for the full year was $5,615,614, or $5.81 per share, compared to net loss of $4,401,584 or $4.56 per share in 2023. Contributing to the full year 2024 net loss was the addition of a deferred tax valuation allowance of $1,640,978 that resulted in $572,226 in income tax expense on a pre-tax loss of $5,043,388.

2024 Compared to 2023

Fastener segment revenues were $3,603,518 in the fourth quarter of 2024 compared to $5,965,995 in the fourth quarter of 2023, a decline of $2,362,477, or 40%. During the quarter, sales to automotive customers decreased to $2,325,601 from $4,147,072 in the year ago quarter. A significant portion of the decline in automotive sales was a result of recording a charge of $1,100,000 in the fourth quarter of 2024 related to the previously disclosed agreement with a customer regarding certain warranty claims. See Note 9. Commitments and Contingencies to the Consolidated Financial Statements included herein. Non-automotive revenues also decreased to $1,277,917 from $1,818,923 in the year ago quarter, or 30%.

Fastener segment revenues for the full year 2024 were $23,164,238 compared to $28,161,362 in 2023, a decrease of $4,997,124, or 18%. For the full year 2024, sales to automotive customers were $15,375,697 compared to $19,297,188 in 2023, a decrease of $3,921,491, or 20%. Sales to non-automotive customers in 2024 were $7,788,541 compared to $8,864,174 in 2023, a decline of $1,075,633, or 12%. New pricing agreements put in place during the first half of the year were more than offset by lower volumes, and higher input costs continued to be a headwind during the entire year. Additionally, automotive sales were impacted by the agreement to pay an aggregate of $1,100,000 in 2024 to one of our customers with respect to certain warranty claims described above. The gross margin for the fastener segment was $299,740 in 2024 compared to ($1,267,492) in 2023, an increase of $1,567,232 year over year, primarily driven by operational efficiencies and improved pricing on lower year-over-year volumes.

Assembly equipment segment revenues were $500,530 in the fourth quarter of 2024, compared to $814,899 in the fourth quarter of 2023, a decrease of $314,369, or 39%. The decline was driven by lower volumes to non-automotive customers which decreased by $308,526.

For the full year 2024, assembly equipment segment revenues were $3,822,389, compared to $3,346,360 reported in 2023, an increase of $476,029, or 14%. Gross margin for the assembly equipment segment was $760,440 in 2024 compared to $667,902 in 2023, an increase of $92,538 or 14% year over year.

Selling and administrative expenses were $6,224,234 in 2024 compared to $5,237,656 in 2023, an increase of $986,578, or 19%. We incurred increases in outside consulting and accounting fees of $555,838, primarily related to hiring costs to fill certain positions, enhancing financial reporting, modernizing systems, automating processes and implementing enhanced cybersecurity defenses, an increase in employee compensation expense of $109,464 as these positions were filled, and an increase in repairs and maintenance of approximately $96,036. These, and other smaller expense increases, were offset by a reduction in sales commissions of $254,677. The remaining net change relates to various smaller items. As a percentage of net sales, selling and administrative expenses were 23.1% in 2024 compared to 16.6% in 2023.

Other income was $120,666 in 2024 compared to $108,234 in 2023. Other income is primarily comprised of interest income on our cash equivalents which increased modestly during the year due to higher interest rates.

The Company’s effective income tax rates were (11.4)% and 23.2% in 2024 and 2023, respectively. Fiscal 2024 resulted in $572,226 of tax expense on a pre-tax loss of $5,043,388. While the company is in a book and taxable loss, there is tax expense due to deferred tax liabilities that are recorded. Additionally, there was an increase in valuation allowance of $1,640,978 recorded on deferred tax assets booked in a prior year, which results in tax expense incurred in the current year.

DIVIDENDS

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends in 2024 totaling $0.33 per share. On February 19, 2025, the Board of Directors declared a regular quarterly dividend of $0.03 per share, payable March 20, 2025 to shareholders of record on March 5, 2025. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 90 years.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2024 were $651,398. Of this total, $369,003 related to fastener segment activities, including $36,140 for cold heading and screw machine equipment, $327,063 for equipment to perform secondary operations and inspection of parts and $5,800 for general plant equipment. Assembly equipment segment additions in 2024 were $282,395 for general plant equipment. No additional investments were made in 2024 for facilities improvements or IT equipment.

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

Depreciation expense was $1,173,476 in 2024 and $1,275,078 in 2023.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2024 was $10,371,215, a decrease of $3,605,649 from the beginning of the year. A decline in net accounts receivable during the year of $1,180,971 due to lower sales volumes and a decrease in inventory of $831,483 had a negative impact on working capital. The Company’s investing activities in 2024 included the proceeds from the sale of property and equipment of $135,430 and the net maturities from short-term investments of $1,523,846 less capital expenditures of $651,398. The only financing activity during 2024 was the payment of $318,823 in dividends on our common stock. These changes and other cash flow activity resulted in a balance of cash, cash equivalents and marketable securities of $1,922,679 at the end of 2024 compared to $1,387,075 as of the beginning of the year.

The Company incurred significant recurring operating losses primarily driven by a continuous decline in revenues, recurring negative cash flows from operations, and continued reduction in liquidity. The Company reported operating losses of $5,164,054 and $5,837,246 for the years ended December 31, 2024 and December 31, 2023, respectively. These events have raised substantial doubt about the Company's ability to continue as a going concern. The Company has taken various strategic actions in response to improve performance, including (i) investing resources in the Company’s sales efforts to increase revenue, (ii) reducing costs and improving operating efficiency, including by closing the Company’s Albia, Iowa plant, consolidating Albia’s operations with the Company’s Tyrone operations and selling the Albia facility for total net cash proceeds of approximately $678,000, and (iii) entering into a one-year, $3,000,000 operating credit agreement, renewable annually, and consisting of a (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit, bearing interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate, with a floor of 7% (the loan can be prepaid without penalty). The Company will continue to look to add to its sales efforts to further improve revenue, consider additional options to improve operating efficiency and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it will mitigate the factors giving rise to substantial doubt, however, there is no guarantee that it will successfully implement these strategic actions. As a result, substantial doubt remains regarding the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, and they do not include any adjustments that might result from the outcome of this uncertainty.

On November 30, 2024, the Company entered into a lease agreement with Juneau-Bell, LLC for new office space. The lease commencement date is March 1, 2025. A security deposit of $43,970 and the first month’s base rent of $8,365 were paid at signing. See Note 7. Leases to the Consolidated Financial Statements included herein for additional information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances. We evaluate our estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions. A summary of significant accounting policies can be found in Note 1. Nature of Business and Significant Accounting Policies to the Consolidated Financial Statements included herein.

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

NEW ACCOUNTING STANDARDS

The Company’s financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards. A summary of recent accounting pronouncements can be found in Note 1. Nature of Business and Significant Accounting Policies to the Consolidated Financial Statements included herein.

OUTLOOK FOR 2025

With respect to the Outlook for 2025, the economic environment remains challenging. Our order volume is showing improvement in the first quarter of 2025 compared to the fourth quarter of 2024 but is not yet back to the levels we experienced in the first quarter of 2024. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of proposed tariffs and numerous market factors that may impact our business in the coming year. The Company believes all of the actions to reduce costs in 2024 have it better positioned to manage this uncertainty, and we will continue to push efficiency improvements in the operations as well as seek appropriate price adjustments from customers and aggressively pursue new sales opportunities to drive volume back to historic levels. In addition, we will actively monitor and analyze potential impacts from tariffs and other external factors so that we are positioned to take actions promptly and as necessary to address such potential impacts. Given our recent efficiency improvements and our focus on driving new sales, as well as our long term operating experience, quality products, and customer service in a very competitive global marketplace will provide the foundation for improved operating results in the future.

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

ITEM 8 - Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Chicago Rivet & Machine Co.

Naperville, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Chicago Rivet & Machine Co. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has incurred declining revenues, recurring operating losses, recurring negative cash flows from operations, and a continued reduction in liquidity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Oakbrook Terrace, Illinois

March 28, 2025

CHICAGO RIVET & MACHINE CO.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$1,922,679	$1,387,075
Short-Term Investments	247,276	1,771,120
Accounts Receivable - less allowances of $197,536 in 2024 and $160,000 in 2023	3,094,911	4,275,882
Contract Assets	48,811	118,301
Inventories, net	6,496,170	7,327,653
Assets Held For Sale	348,400	—
Income Taxes Receivable	1,378	580,287
Other Current Assets	431,440	380,562
Total Current Assets	12,591,065	15,840,880
Property, Plant and Equipment, net	10,735,139	11,665,082
Deferred Income Taxes, net	—	324,943
Deposits with Vendors	43,970	—
Total Assets	$23,370,174	$27,830,905

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	$1,233,147	$788,974
Accrued Wages and Salaries	436,417	514,900
Other Accrued Expenses	284,497	129,963
Unearned Revenue and Customer Deposits	265,789	430,179
Total Current Liabilities	2,219,850	1,864,016
Deferred Income Taxes, net	237,872	—
Other Long-Term Liabilities	880,000	—
Total Liabilities	3,337,722	1,864,016

Commitments and Contingencies (Note 9)
Shareholders' Equity
Preferred Stock, No Par Value, 500,000 Shares Authorized: None Outstanding	-	-
Common Stock, $1.00 Par Value, 4,000,000 Shares Authorized: 1,138,096 Shares Issued, 966,132 Shares Outstanding	1,138,096	1,138,096
Additional Paid-in Capital	447,134	447,134
Retained Earnings	22,369,320	28,303,757
Treasury Stock, 171,964 Shares at cost	(3,922,098)	(3,922,098)
Total Shareholders' Equity	20,032,452	25,966,889

Total Liabilities and Shareholders' Equity	$23,370,174	$27,830,905

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Consolidated Statements of Operations

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net Sales	$26,986,627	$31,507,722
Cost of Goods Sold	25,926,447	32,107,312
Gross Profit (Loss)	1,060,180	(599,590)
Operating Expenses:
Selling and Administrative Expenses	6,224,234	5,237,656
Total Operating Expenses	6,224,234	5,237,656
Operating Loss	(5,164,054)	(5,837,246)
Other Income	120,666	108,234
Loss Before Income Taxes	(5,043,388)	(5,729,012)
Provision (Benefit) for Income Taxes	572,226	(1,327,428)
Net Loss	$(5,615,614)	$(4,401,584)

Net Loss per Common Share:
Basic	$(5.81)	$(4.56)
Diluted	$(5.81)	$(4.56)

Weighted Average Common Shares Outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash Dividends Declared Per Common Share	$0.33	$0.64

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Consolidated Statements of Shareholders’ Equity

	Preferred	Common Stock		Additional	Retained	Treasury Stock, At Cost		Total Shareholders’
	Stock	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance, December 31, 2022	$0	966,132	$1,138,096	$447,134	$33,323,666	171,964	$(3,922,098)	$30,986,798
Net Income					(4,401,584)			(4,401,584)
Dividends Declared ($0.64 per share)					(618,325)			(618,325)
Balance, December 31, 2023	$0	966,132	$1,138,096	$447,134	$28,303,757	171,964	$(3,922,098)	$25,966,889
Net Loss					(5,615,614)			(5,615,614)
Dividends Declared ($0.33 per share)					(318,823)			(318,823)
Balance, December 31, 2024	$0	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash Flows from Operating Activities:
Net Loss	$(5,615,614)	$(4,401,584)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,173,476	1,275,078
Gain on the Sale of Property and Equipment	(75,966)	(50,422)
Deferred Income Taxes	562,815	(1,273,027)
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	1,180,971	699,255
Contract Assets	69,489	(118,301)
Inventories, net	831,483	1,793,577
Other Current Assets and Prepaid Income Taxes	484,061	(28,983)
Accounts Payable	444,173	91,739
Accrued Wages and Salaries	(78,483)	52,568
Other Accrued Expenses	154,534	(197,998)
Other Long Term Liabilities	880,000	—
Unearned Revenue and Customer Deposits	(164,390)	226,462
Net Cash Used in Operating Activities	(153,451)	(1,931,636)
Cash Flows from Investing Activities:
Capital Expenditures	(651,398)	(1,078,367)
Proceeds from the Sale of Property and Equipment	135,430	50,422
Proceeds from Short-Term Investments	3,497,406	2,691,000
Purchases of Short-Term Investments	(1,973,560)	(1,771,120)
Net Cash Provided by (Used In) Investing Activities	1,007,878	(108,065)
Cash Flows from Financing Activities:
Cash Dividends Paid	(318,823)	(618,325)
Net Cash Used in Financing Activities	(318,823)	(618,325)
Net Increase (Decrease) in Cash and Cash Equivalents	535,604	(2,658,026)
Cash and Cash Equivalents:
Beginning of Year	1,387,075	4,045,101
End of Year	$1,922,679	$1,387,075
Cash Paid for Income Taxes	$—	$—

The accompanying notes are an integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Nature of Business and Significant Accounting Policies.

Nature of Business. The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines.

Summary of the Company’s Significant Accounting Policies:

Principles of Consolidation and Presentation. The consolidated financial statements include the accounts of Chicago Rivet & Machine Co. (the “Company”) and its wholly-owned subsidiary, H & L Tool Company, Inc. (“H & L Tool”). All significant intercompany accounts and transactions have been eliminated. Certain prior period data, has been reclassified in the Consolidated Financial Statements and accompanying notes to conform to the current period presentation.

Revenue Recognition. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statements of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of December 31, 2024, reserves for warranty claims were $1,057,000.

Cash received by the Company prior to shipment is recorded as unearned revenue. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. At December 31, 2024, the Company realized $214,300 of revenue related to such contracts, and has $115,009 for the remaining performance obligation under such contracts which the Company expects to recognize as revenue in the first quarter of 2025. Contract assets relating to these contracts were $48,811.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and Administrative Expenses in the Consolidated Statements of Operations.

Credit Risk. The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States. The Company has established an allowance for accounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history and the customer's current ability to pay its obligation. The Company also considers current economic conditions, the economic outlook and industry-specific factors in its evaluation. Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered.

Cash, Cash Equivalents and Short-Term Investments. The Company considers all highly liquid investments, including U.S. Treasury bills with a maturity of three months or less when purchased to be cash equivalents. Treasury bills with an original maturity of greater than three months but less than one year are separately presented as Short-Term Investments at cost which approximates market value. The Company maintains cash on deposit in several financial institutions. At times, the account balances may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company's investments are not FDIC insured.

Fair Value of Financial Instruments. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, treasury bills, accounts receivable and accounts payable approximate fair value based on their short-term nature.

Inventories. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first‑in, first‑out method. The value of inventories is reduced for estimated excess and obsolete inventories based on a review of on-hand inventories compared to historical and estimated future sales and usage.

Property, Plant and Equipment. Properties are stated at cost and are depreciated over their estimated useful lives using the straight‑line method for financial reporting purposes. Accelerated methods of depreciation are used for income tax purposes. Direct costs related to developing or obtaining software for internal use are capitalized as property and equipment. Capitalized software costs are amortized over the software’s useful life when the software is placed in service. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life
Land improvements	15 to 40 years
Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 18 years
Capitalized software costs	3 to 5 years
Other equipment	3 to 10 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. There were no triggering events requiring assessment of impairment as of December 31, 2024 and 2023.

When properties are retired or sold, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss on disposition is recognized in current operations. Maintenance, repairs and minor betterments that do not improve the related asset or extend its useful life are charged to operations as incurred.

The Company classifies assets as held-for-sale if all held-for-sale criteria are met pursuant to Accounting Standards Codification (“ASC”) 360-10, Property, Plant and Equipment. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held for sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

Leases. The Company leases certain office space for its corporate headquarters. The Company determines if an arrangement contains a lease at the inception of a contract. The lease classification is determined at the commencement date. For identified operating leases, such as the corporate headquarters, the Company recognizes a right-of-use (“ROU”) asset and a lease liability on the balance sheet. The lease liability is measured at the present value of future lease payments over the lease term, using the Company's incremental borrowing rate when the implicit rate is not readily determinable. The ROU asset is recognized at the lease liability amount, adjusted for any indirect costs or rent prepayments, and reduced by any lease incentives and deferred lease payments. Lease expense is recognized on a straight-line basis over the term of the lease and included within selling and administrative expenses. There were no ROU assets and corresponding lease liabilities at December 31, 2024.

Income Taxes. Deferred income taxes are determined under the asset and liability method. Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred taxes are shown on the balance sheet as a net long-term asset or liability.

The Company applies a comprehensive model for the financial statements recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2024 and 2023, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no such expenses in 2024 or 2023.

The Company’s federal income tax returns for the 2021 through 2023 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a change could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.

No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2020 federal income tax returns expired on October 15, 2024. The statute of limitations on the Company’s 2021 and 2022 federal income tax returns will expire on October 15, 2025 and 2026, respectively.

The Company’s state income tax returns for the 2019 through 2023 tax years are subject to examination by various state authorities with the latest closing period on October 15, 2027. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

Net Income (Loss) Per Share. Net income (loss) per share of common stock is based on the weighted average number of shares outstanding of 966,132 in 2024 and 2023.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant items subject to estimates and assumptions include depreciable lives, deferred taxes and valuation allowances for accounts receivable and inventory obsolescence. Actual results could differ from those estimates.

Recent Accounting Pronouncements.

Recently adopted. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. This ASU requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment operating results. The ASU also requires the Company to disclose the total amount of any other items included in segment operating results that were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the ASU requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The ASU also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The impact of the adoption on our consolidated financial statements was not material and primarily resulted in new or enhanced disclosures only.

Not yet adopted. In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on the consolidated financial statements and related disclosures, but expects only additional disclosures upon adoption.

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

2. Balance Sheet Details.

	December 31, 2024	December 31, 2023
Inventories:
Raw materials	$2,569,277	$2,878,869
Work in process	1,605,994	2,374,795
Finished goods	2,864,549	2,614,989
	7,039,820	7,868,653
Valuation reserves	(543,650)	(541,000)
	$6,496,170	$7,327,653

	December 31, 2024	December 31, 2023
Property, Plant and Equipment, net:
Land and improvements	$1,401,402	$1,510,513
Buildings and improvements	6,095,394	6,835,619
Machinery and equipment	36,275,019	37,019,453
Capitalized software and other	344,591	933,449
	44,116,406	46,299,034
Accumulated depreciation	(33,381,267)	(34,633,952)
	$10,735,139	$11,665,082

	December 31, 2024	December 31, 2023
Other Accrued Expenses:
Property taxes	$4,800	$20,342
Customer settlement - current	177,000	—
All other items	102,697	109,621
	$284,497	$129,963

	December 31, 2024	December 31, 2023
Allowance for Credit Losses:
Balance at beginning of year	$160,000	$160,000
Charges to Statements of Operations	80,057	13,804
Write-offs, net of recoveries	(42,521)	(13,804)
Balance at end of year	$197,536	$160,000

	December 31, 2024	December 31, 2023
Inventory Valuation Reserves:
Balance at beginning of year	$541,000	$621,000
Charges to Statements of Operations	64,805	143,233
Write-offs	(62,155)	(223,233)
Balance at end of year	$543,650	$541,000

3. Income Taxes. The provision (benefit) for income tax expense consists of the following:

	2024	2023
Current:
Federal	$8,390	$(1,569)
State	1,021	(52,832)
Deferred	562,815	(1,273,027)
	$572,226	$(1,327,428)

The following is a reconciliation of the statutory federal income tax rate to the actual effective tax rate:

	2024		2023
	Amount	%	Amount	%
Expected tax at U.S. statutory rate	$(1,059,111)	21.0	$(1,203,000)	21.0
Permanent differences	2,315	(0.1)	1,192	(0.0)
State taxes, net of federal benefit	(62,695)	1.2	(121,000)	2.1
Change in valuation allowance	1,640,978	(32.5)	(20,036)	0.4
State NOL adjustment	18,107	(0.4)	—	—
Other adjustments	32,632	(0.6)	15,416	(0.3)
Income tax expense (benefit)	$572,226	(11.4)	$(1,327,428)	23.2

The deferred tax assets (liabilities) consist of the following:

	2024	2023
Depreciation and amortization	$(1,180,931)	$(1,254,472)
Inventory	160,228	157,307
Accrued vacation	63,692	66,240
Allowance for credit losses	43,999	33,600
Net operating losses	2,221,882	1,398,239
Other, net	229,854	59,647
Gross deferred tax assets	$1,538,724	$460,561
Valuation allowance	(1,776,596)	(135,618)
Net deferred tax (liabilities) assets	$(237,872)	$324,943

At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $9,560,000. The net operating loss carryforwards are not subject to expiration, however are subject to annual utilization limitations for U.S. federal income tax purposes. At December 31, 2024, the Company had state net operating loss carryforwards of approximately $3,696,000, some of which are subject to expiration. The Company believes it is more-likely-than-not that its deferred tax assets will not be fully realized, based primarily on cumulative losses over the prior 3-year period. The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions.

4. Profit Sharing Plan. The Company has a noncontributory profit sharing plan covering substantially all employees. Total expenses relating to the profit sharing plan were zero in both 2024 and 2023.

5. Other Income. consists of the following:

	2024	2023
Interest income	$118,132	$103,230
Other	2,534	5,004
	$120,666	$108,234

6. Segment Information. The Company operates in the United States in two business segments as determined by its products. The fastener segment, comprises of H & L Tool and the parent company’s fastener operations, which includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

The Company determined that its business segments also represent its reportable segments. The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company's CODM to assess operating performance and allocate resources. The CODM is the Company’s Chief Executive Officer, Mr. Gregory D. Rizzo. The Company's CODM evaluates segment performance based on gross profit, segment operating income (loss) less depreciation, and capital expenditures. The information provided to the Company's CODM excludes for purposes of making decisions and assessing segment performance other assets or other income information.

Information by segment is as follows:

	Fastener (1)	Assembly Equipment (2)	Other	Consolidated
Year Ended December 31, 2024:
Net Sales	$23,195,843	$3,822,389	$-	$27,018,232
Less: Intercompany Sales	(31,605)	—	—	(31,605)
Total Sales to External Customers	23,164,238	3,822,389	—	26,986,627
Cost of Goods Sold	22,864,498	3,061,949	—	25,926,447
Segment Gross Profit	299,740	760,440	—	1,060,180
Selling and Engineering Expenses	354,323	6,070	756,221	1,116,614
Administrative Expenses	2,163,026	136,614	2,807,980	5,107,620
Operating (Loss) Profit	(2,217,609)	617,756	(3,564,201)	(5,164,054)
Other Income	—	—	120,666	120,666
Loss Before Income Taxes				$(5,043,388)

Depreciation	1,075,580	95,736	2,160	1,173,476

Capital Expenditures	369,003	282,395	-	651,398

Segment Assets:
Accounts Receivable, net	2,796,198	298,713	-	3,094,911
Contract Assets	—	48,811		48,811
Assets held for sale	-	348,400	-	348,400
Inventories, net	5,056,436	1,439,734	-	6,496,170
Property, Plant and Equipment, net	9,510,881	1,224,258	-	10,735,139
Other Assets	-	-	2,646,743	2,646,743
				$23,370,174

(1) Includes a $1,100,000 charge against Net Sales related to a customer settlement. See Note 9. Commitments and Contingencies for additional information.

(2) Includes the following exit and disposal charges related to the Albia facility closure: selling and administrative expenses for one-time termination benefits of $64,856, employee travel of $40,277, moving expenses of $27,563 and employee wages of $8,060, as well as cost of goods expenses for direct and indirect labor of $30,517. See Note 8 Exit and Disposal for additional information.

	Fastener	Assembly Equipment	Other	Consolidated
Year Ended December 31, 2023:
Net Sales	$28,305,040	$3,346,360	$-	$31,651,400
Less: Intercompany Sales	(143,678)	-	-	(143,678)
Total Sales to External Customers	28,161,362	3,346,360	-	31,507,722
Cost of Goods Sold	29,428,854	2,678,458	-	32,107,312
Segment Gross (Loss) Profit	(1,267,492)	667,902	-	(599,590)
Selling and Engineering Expenses	559,389	57,882	555,675	1,172,946
Administrative Expenses	1,920,863	60,864	2,082,983	4,064,710
Operating (Loss) Profit	(3,747,744)	549,156	(2,638,658)	(5,837,246)
Other Income	-	-	108,234	108,234
Loss Before Income Taxes				$(5,729,012)

Depreciation	1,145,620	122,928	6,530	$1,275,078

Capital Expenditures	1,041,896	5,235	31,236	$1,078,367

Segment Assets:
Accounts Receivable, net	3,994,372	281,510	-	4,275,882
Contract Assets	-	118,301	-	118,301
Inventories, net	5,714,826	1,612,827	-	7,327,653
Property, Plant and Equipment, net	9,458,605	1,185,804	1,020,673	11,665,082
Other Assets	-	-	4,443,987	4,443,987
				$27,830,905

The Company does not allocate certain selling and administrative expenses for internal reporting, thus, no allocation was made for these expenses for segment disclosure purposes. Other income represents interest on securities and rental income. Segment assets reported internally are limited to accounts receivable, contract assets, inventory and long-lived assets. Certain long-lived assets of one plant location are allocated between the two segments based on estimated plant utilization, as this plant serves both fastener and assembly equipment activities. Other assets are not allocated to segments internally and to do so would be impracticable.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2024:
Automotive	$15,375,697	$201,608	$15,577,305
Non-automotive	7,788,541	3,620,781	11,409,322
Total net sales	$23,164,238	$3,822,389	$26,986,627

Year Ended December 31, 2023:
Automotive	$19,297,188	$131,821	$19,429,009
Non-automotive	8,864,174	3,214,539	12,078,713
Total net sales	$28,161,362	$3,346,360	$31,507,722

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2024:
United States	$18,493,233	$3,322,913	$21,816,146
Foreign	4,671,005	499,476	5,170,481
Total net sales	$23,164,238	$3,822,389	$26,986,627

Year Ended December 31, 2023:
United States	$22,635,244	$3,154,677	$25,789,921
Foreign	5,526,118	191,683	5,717,801
Total net sales	$28,161,362	$3,346,360	$31,507,722

Sales to one customer in the fastener segment accounted for 13% and 16% of consolidated revenues during 2024 and 2023, respectively. The accounts receivable balance for this customer accounted for 24% and 15% of consolidated accounts receivable as of December 31, 2024 and 2023, respectively. Sales to a second customer in the fastener segment accounted for 13% and 11% of consolidated revenues during 2024 and 2023, respectively. The accounts receivable balance for this customer accounted for 13% and 21% of consolidated accounts receivable as of December 31, 2024 and 2023, respectively. Sales to a third customer were 9% and 14% of consolidated revenue in 2024 and 2023, respectively. The accounts receivable balance for this customer accounted for 3% and 14% of consolidated accounts receivable as of December 31, 2024 and 2023, respectively. All three customers are consolidated under the Fastener segment.

7. Leases. On August 12, 2022, the Company entered into a Purchase and Sale Agreement (the “PSA”) with Frontenac Properties LLC (the “Purchaser”) pursuant to which the Company agreed, subject to the terms and conditions of the PSA, to sell its facility in Naperville, Illinois, in which the Company’s headquarters and warehouse space are located, to the Purchaser. On September 27, 2022, the Company’s sale of the facility to the Purchaser was completed. Concurrently with the completion of the sale of the Naperville facility, the Company and the Purchaser entered into a lease agreement pursuant to which the Company leased the office and warehouse portion of the Naperville facility from the Purchaser until December 31, 2022 and the office portion until June 30, 2023. The monthly rent payable by the Company under the lease was $12,500 for the period from the closing until December 31, 2022 and was $8,500 for the period from January 1, 2023 to June 30, 2023. For the period from July 1, 2023 through December 31, 2023 the lease was extended on a month to month basis at $8,500 per month. Subsequently, for the period from January 1, 2024 to December 31, 2024 the lease was extended on a month to month basis at $9,400 per month. The Company adopted the practical expedient for short-term leases under ASC 842 which allows for leases of 12 months or less to be expensed on a straight-line basis over the lease term without reporting on the balance sheet.

The Company recorded rent expense aggregating approximately $112,800 and $128,000 in 2024 and 2023, respectively.

On November 30, 2024, the Company entered into a lease agreement with Juneau-Bell, LLC for new office space located at 27755 Diehl Road, Suite 200, Warrenville, IL 60555, which will constitute the Company's new headquarters. The lease commencement date is March 1, 2025. A security deposit of $43,970 and the first month’s base rent of $8,365 were paid at signing. These amounts were recorded as Deposits with Vendors and Other Current Assets, respectively, in the Consolidated Balance Sheets. In addition to base rent, the Company will pay for common area maintenance expenses. The lease term is for 66 months with one option to renew for an additional 60 months. The Company classified the agreement as an operating lease under ASC 842 Leases. On the expected commencement date of March 1, 2025, the Company will recognize a right-of-use asset of $435,149 and a corresponding long-term lease liability of $426,787.

As of December 31, 2024, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Fiscal Year	Operating Lease
2025[1]	$33,458
2026	$103,417
2027	$107,067
2028	$110,717

2029	$114,367
Thereafter	$78,474
Total undiscounted minimum lease payments	$547,500
Less: Present value discount	$120,713
Lease Liability	$426,787

1. Includes base rent abatement for a period of six months.

8. Exit and Disposal. On July 1, 2024, the Company announced the closure of its manufacturing facility in Albia, Iowa. This facility has supplied tooling for the Company’s full line of mechanical, hydraulic and pneumatic riveting machines serving both existing customers who own machines and customers purchasing new machines manufactured in the Company’s Tyrone, Pennsylvania manufacturing facility. The Albia facility results of operations were consolidated within the assembly equipment segment. The closure impacted all 19 full-time and part-time employees. The Company recorded, in the third quarter of 2024, in the Consolidated Statements of Operations, the following exit and disposal costs: selling and administrative expenses for one-time termination benefits of $64,856, employee travel of $40,277, moving expenses of $27,563 and employee wages of $8,060, as well as cost of goods expenses for direct and indirect labor of $30,517.

After careful consideration, the Company’s Board of Directors determined that it was in the Company’s best interest to consolidate the operations of the Albia facility into the Tyrone facility. The strategic consolidation is seen as a step to streamline processes, improve delivery, reduce costs and add value for the Company’s customers, shareholders and stakeholders.

The Company completed the sale of certain Albia facility equipment during the fourth quarter of 2024, and recorded a gain of $38,530 in the Consolidated Statements of Operations. At December 31, 2024, the Company has $348,400 classified as Assets Held for Sale in the Consolidated Balance Sheets related to the Albia facility's remaining assets and real estate.

On February 25, 2025, the Company completed the sale of the Albia facility's remaining assets and real estate for total net cash proceeds of approximately $678,000.

9. Commitments and Contingencies. The Company is, from time to time involved in litigation, including environmental claims, in the normal course of business. While it is not possible at this time to establish the ultimate amount of liability with respect to contingent liabilities, including those related to legal proceedings, management is of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on the Company's financial position, liquidity, results of operations or cash flows.

The Company recognizes a provision if it is probable that an outflow of cash or other economic resources that can be reliably measured will be required to settle the provision. In determining the likelihood and timing of potential cash outflows, management needs to make estimates, the assessment of which is based in part on internal and external financial and legal guidance and other related factors. For contingencies, the Company is required to exercise significant judgment to determine whether the risk of loss is possible but not probable. Contingencies involve inherent uncertainties including, but not limited to, negotiations between affected parties, among other factors, and the amount of actual loss may be significantly more or less that what was provided for with respect to

As previously disclosed in the Company’s quarterly report on Form 10-Q for the first quarter of 2024, the Company was notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company, may not have conformed to customer specifications. These fasteners become part of an assembly that is used in the braking system of certain vehicles manufactured by our customer’s OEM customer. Based on discussions with our customer and the Company’s own internal analysis, we recorded a contingent liability of $243,000 in our financial statements for the three month period ended March 31, 2024, and we further noted at that time that discussions with our customer and our internal review process were ongoing, and that the ultimate amount of any liability may be more than the amount reflected in our financial statements for the first quarter of 2024.

Since that time, the Company engaged in discussions with its customer to quantify costs and determine responsibility for such costs. Based on those discussions, on December 16, 2024, an agreement was reached with our customer to resolve the matter. Under the terms of the agreement, and in exchange for a full release of any further potential liability, the Company agreed to pay an aggregate of $1,100,000 in substantially equal installments over a five (5) year period, with the final payment due by January 31, 2029. This aggregate amount includes the $243,000 amount previously reserved as a contingent liability in the first quarter of 2024.

At December 31, 2024, the Company's remaining accrued balance was $177,000 recorded in Other Accrued Expenses and $880,000 recorded in Other Long-Term Liabilities within the Consolidated Balance Sheets. The first installment of $177,000 was paid in January 2025.

10. Subsequent Events. On February 19, 2025, the Board of Directors declared a regular quarterly dividend of $0.03 per share, or $28,984, payable March 20, 2025 to shareholders of record on March 5, 2025.

On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. Borrowings under the credit agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate. At no time shall the interest rate be less than 7%. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31,2025, and minimum tangible net worth.

11. Liquidity Risk and Going Concern. The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. The Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating losses of $5,164,054 and $5,837,246 for the years ended December 31, 2024 and 2023, respectively. The Company’s liquid assets at December 31, 2024 consist of cash, cash equivalents and short term investments totaling $2,169,955 and no debt. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

In response to these challenges, the Company has developed and begun implementing a series of strategic actions aimed at improving liquidity and ensuring business continuity. These include:

(a) execution of the sale of Albia real estate in February 2025, which generated net cash proceeds of approximately $678,000, and the October 2024 consolidation of its operations into the Tyrone manufacturing facility, enhancing economies of scale and contributing towards improved margins from cost reductions,

(b) leveraging recently-added resources to the Company's sales team, and seeking to add additional resources to the Company's sales team, to identify and execute on new sales opportunities and increase revenue,

(c) entering into the new March 2025 Credit Agreement on March 6, 2025, consisting of a $2,500,000 revolving line of credit and a $500,000 non-revolving line of credit to finance operations, subject to certain financial covenants including minimum profitability for the twelve months ended December 31,2025, and minimum tangible net worth,

(d) evaluation of other financing sources in addition to the March 2025 Credit Agreement, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

Management believes that these actions, if successfully executed, will mitigate the conditions giving rise to substantial doubt. However, uncertainty remains with respect to the Company's ability to increase sales, secure additional financing or liquidity, comply with loan covenants, or achieve projected cost savings. If these efforts are not successful, the Company may be required to seek alternative strategic actions. As a result, substantial doubt remains regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, and they do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024 as described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, a material weakness in internal control over financial reporting related to inventory valuation was identified in the Company’s internal control over financial reporting as of December 31, 2023 and 2024. Specifically, the Company did not design and maintain effective controls related to the review of the valuation of inventory.

Remediation Plans for the Material Weakness

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2025 Proxy Statement (i) with respect to the nominees for directors to the Board of Directors that is not related to security ownership in "Security Ownership of Management" and (ii) in the sections titled "Election of Directors", "Additional Information Concerning the Board of Directors and Committees" and "Report of the Audit Committee", is incorporated herein by reference. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission in connection with the Company's 2025 Annual Meeting of Shareholders no later than 120 days after our fiscal year end. The information called for with respect to executive officers of the Company is included in “Part I – Item 1. Business” of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

The Company has adopted a code of ethics for its principal executive officer and principal financial officer, and other senior officers. A copy of the code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on March 29, 2005. The Company will provide a copy of its code of ethics to any person without charge, upon request to the Company’s Corporate Secretary, Chicago Rivet & Machine Co., 901 Frontenac Road, Naperville, Illinois 60563. If the Company’s Audit Committee or its Board of Directors amends or grants any waivers of the code of ethics for its executive or other senior officers, we will publicly disclose such amendment or waiver as required by applicable law, including by filing a Current Report on Form 8-K.

ITEM 11 - Executive Compensation

The information set forth in the Company’s 2025 Proxy Statement under the sections titled “Compensation of Directors and Executive Officers” and "Pay Versus Performance" is incorporated herein by reference.

During 2024, the Compensation Committee of the Board of Directors consisted of Directors James W. Morrissey, Kurt Moders, John L. Showel and Karen G. Ong.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company's 2025 Proxy Statement under the section titled “Principal Shareholders” and the information with respect to ownership of our common stock by the Company's directors and officers and certain other beneficial owners set forth under the section titled “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2025 Proxy Statement under the section titled (i) “Additional Information Concerning the Board of Directors and Committees - Policy Regarding Related Person Transactions” and (ii) under the section titled “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2025 Proxy Statement in the section titled “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

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

See the section entitled “Exhibits” which appears on page 33 of this report.

ITEM 16 – Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.

EXHIBITS
Exhibit Number
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 30, 1998.
3.2	Amended and Restated By-Laws, as amended through March 22, 2021. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 21, 2022.
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 28, 2024.
14	Code of Ethics for Principal Executive Officer and Senior Officers. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 29, 2005.
21	Subsidiaries of the Registrant. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 28, 2024.
24	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
97	Policy Concerning Recovery of Erroneously Awarded Compensation. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 28, 2024.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Rivet & Machine Co.

By	/s/ Gregory D. Rizzo
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/James W. Morrissey	Chairman of the Board of Directors
James W. Morrissey	March 28, 2025

/s/Gregory D. Rizzo	Chief Executive Officer and Director
Gregory D. Rizzo	(Principal Executive Officer)
March 28, 2025

/s/Joel M. Brown	Chief Financial Officer
Joel M. Brown	(Principal Financial and Accounting Officer)
March 28, 2025

/s/Kent H. Cooney	Director
Kent H. Cooney	March 28, 2025

/s/Kurt Moders	Director
Kurt Moders	March 28, 2025

/s/Walter W. Morrissey	Director
Walter W. Morrissey	March 28, 2025

/s/Karen Ong	Director
Karen Ong	March 28, 2025

/s/John L. Showel	Director
John L. Showel	March 28, 2025