Form 10-Q
period 2025-03-31
CHICAGO RIVET & MACHINE CO
filed 2025-05-09
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 000-01227

_________________________________

Chicago Rivet & Machine Co.

(Exact Name of Registrant as Specified in Its Charter)

Illinois	36-0904920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

27755 Diehl Road, Suite 200, Warrenville, Illinois	60555
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 8, 2025 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

	March 31, 2025 (unaudited)	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$765,645	$1,922,679
Short-term investments	—	247,276
Accounts receivable - less allowances of $138,738 and $197,536	4,863,036	3,094,911
Contract assets	—	48,811
Inventories, net	7,048,061	6,496,170
Assets held for sale	—	348,400
Income taxes receivable	—	1,378
Other current assets	459,984	431,440
Total current assets	13,136,726	12,591,065
Property, plant and equipment, net	10,460,609	10,735,139
Operating lease right-of-use asset	429,752	—
Deposits with vendors	43,970	43,970
Total assets	$24,071,057	$23,370,174
Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$1,497,532	$1,233,147
Accrued wages and salaries	493,341	436,417
Other accrued liabilities	259,884	284,497
Unearned revenue and customer deposits	69,195	265,789
Federal and state income taxes	18,982	—
Current portion of operating lease liabilities	67,526	—
Total current liabilities	2,406,460	2,219,850
Deferred income taxes, net	237,872	237,872
Operating lease liabilities	362,284	—
Other long-term liabilities	659,951	880,000
Total liabilities	3,666,567	3,337,722
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	22,741,358	22,369,320
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	20,404,490	20,032,452
Total liabilities and shareholders' equity	$24,071,057	$23,370,174

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$7,245,635	$7,853,181
Cost of goods sold	5,587,894	7,108,619
Gross profit	1,657,741	744,562
Selling and administrative expenses	1,587,567	1,647,865
Operating income (loss)	70,174	(903,303)
Other income	351,207	28,469
Income (loss) before income taxes	421,381	(874,834)
Provision (benefit) for income taxes	20,359	(176,830)
Net income (loss)	$401,022	$(698,004)

Net income (loss) per common share:
Basic	$0.42	$(0.72)
Diluted	$0.42	$(0.72)

Weighted average common shares outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash dividends declared per share	$0.03	$0.10

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity
Balance, December 31, 2024	$-	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452
Net income					401,022			401,022
Dividends Declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2025	$-	966,132	$1,138,096	$447,134	$22,741,358	171,964	$(3,922,098)	$20,404,490

Balance, December 31, 2023	$-	966,132	$1,138,096	$447,134	$28,303,757	171,964	$(3,922,098)	$25,966,889
Net Loss					(698,004)			(698,004)
Dividends Declared ($0.10 per share)					(96,613)			(96,613)
Balance, March 31, 2024	$-	966,132	$1,138,096	$447,134	$27,509,140	171,964	$(3,922,098)	$25,172,272

See Notes to Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$401,022	$(698,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	317,228	323,405
Non-cash lease expense	58	—
Gain on disposal of assets, net	(329,520)	(36,886)
Deferred income taxes	—	(176,830)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,768,125)	(1,187,835)
Contract assets	48,811	118,301
Inventories, net	(551,890)	580,978
Other current assets	(27,167)	(78,333)
Accounts payable	264,386	599,625
Accrued wages and salaries	56,924	119,473
Other accrued liabilities	(5,632)	183,149
Unearned revenue and customer deposits	(196,594)	(145,802)
Other long-term liability	(220,049)	—
Net cash used in operating activities	(2,010,548)	(398,759)

Cash flows from investing activities:
Capital expenditures	(42,683)	(93,085)
Proceeds from the sale of assets	677,905	96,350
Proceeds from short-term investments	247,276	1,133,641
Purchases of short-term investments	—	(737,477)
Net cash provided by investing activities	882,498	399,429

Cash flows from financing activities:
Cash dividends paid	(28,984)	(96,613)
Net cash used in financing activities	(28,984)	(96,613)

Net decrease in cash and cash equivalents	(1,157,034)	(95,943)
Cash and cash equivalents at beginning of period	1,922,679	1,387,075
Cash and cash equivalents at end of period	$765,645	$1,291,132

Non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for operating lease liabilities	$435,149	$—

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant accounting policies

Basis of presentation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for the interim periods presented contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2025 (unaudited) and December 31, 2024, and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these unaudited financial statements in accordance with applicable rules. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Certain amounts in the Condensed Consolidated Financial Statements and accompanying notes may not sum due to rounding. Certain prior period data has been reclassified to conform to the current period presentation.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year.

Assets held-for-sale. The Company classifies assets as held-for-sale if all held-for-sale criteria are met pursuant to ASC 360-10, Property, Plant and Equipment. Criteria include management commitment to sell the disposal group in its present condition and the sale being deemed probable of being completed within one year. Assets classified as held for sale are not depreciated and are measured at the lower of their carrying amount or fair value less cost to sell. The Company assesses the fair value of a disposal group, less any costs to sell, each reporting period it remains classified as held-for-sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the initial carrying value of the disposal group.

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

New accounting pronouncements.

Recently adopted. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose its significant segment expense categories and amounts for each reportable segment. This ASU requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and are included within each reported measure of segment operating results. The ASU also requires the Company to disclose the total amount of any other items included in segment operating results that were not deemed to be significant expenses for separate disclosure, along with a qualitative description of the composition of these other items. In addition, the ASU requires disclosure of the CODM’s title and position, as well as detail on how the CODM uses the reported measure of segment operating results to evaluate segment performance and allocate resources. The ASU also aligns interim segment reporting disclosure requirements with annual segment reporting disclosure requirements. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024. The impact of the adoption on our consolidated financial statements was not material and primarily resulted in new or enhanced disclosures only.

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

Note 2. Credit risk

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

Note 3. Commitments and Contingencies

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

The Company recognizes a provision if it is probable that an outflow of cash or other economic resources that can be reliably measured will be required to settle the provision. In determining the likelihood and timing of potential cash outflows, management needs to make estimates, the assessment of which is based in part on internal and external financial and legal guidance and other related factors. For contingencies, the Company is required to exercise significant judgment to determine whether the risk of loss is possible but not probable. Contingencies involve inherent uncertainties including, but not limited to, negotiations between affected parties, among other factors, and the amount of actual loss may be significantly more or less than what was provided for.

As previously disclosed, the Company was notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company, may not have conformed to customer specifications. These fasteners become part of an assembly that is used in the braking system of certain vehicles manufactured by our customer’s OEM customer. Based on discussions with our customer and the Company’s own internal analysis, we recorded a contingent liability of $243,000 in our financial statements for the three month period ended March 31, 2024, and we further noted at that time that discussions with our customer and our internal review process were ongoing, and that the ultimate amount of any liability may be more than the amount reflected in our financial statements for the first quarter of 2024.

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

At March 31, 2025, the Company's remaining accrued balance was $220,000 recorded in Other Accrued Liabilities and $660,000 recorded in Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets. The first installment of $177,000 was paid in January 2025.

Note 4. Revenue

The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the first quarter of 2025, the Company realized $158,085 related to such contracts and has a remaining performance obligation of $53,842 which is expected to be recognized during the second quarter of 2025. At March 31, 2025 there were no contract assets relating to these contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of March 31, 2025 and December 31, 2024 accrued liabilities for warranty claims were $880,000 and $1,057,000, respectively. Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 5. Income taxes

The Company’s effective tax rates were approximately 4.9% and 20.2% for the three months ended March 31, 2025 and 2024, respectively.

The Company’s federal income tax returns for the 2021 through 2024 tax years are subject to examination by the Internal Revenue Service (“IRS”). Management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company as a result of any unrecognized tax benefits. No statutes of limitation have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2021 through 2024 federal income tax returns were set to expire on October 15, 2025 through 2028, respectively.

The Company’s state income tax returns for the 2021 through 2024 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2028. The Company is not currently under examination by any state authority for income tax purposes and no statutes of limitation for state income tax filings have been extended.

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

A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Based upon the analysis performed as of March 31, 2025, management believes that it is more likely than not that the benefit from net operating loss ("NOL") carryforwards and other deferred tax assets will not be realized. Accordingly, management concluded to record a valuation allowance of $1,648,289 on the deferred tax assets and no deferred tax expense in the three months ended March 31, 2025. A valuation allowance was recorded as of December 31, 2024 for $1,776,596. As of December 31, 2024, federal income tax NOL carryforwards were $9,456,000 and state NOL carryforwards were $3,698,000.

Note 6. Balance Sheet Details

Inventories. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories at the dates indicated is as follows:

	March 31, 2025	December 31, 2024
Raw material	$2,337,598	$2,569,277
Work-in-process	2,312,556	1,605,994
Finished goods	2,856,995	2,864,549
Inventories, gross	7,507,149	7,039,820
Valuation allowance	(459,088)	(543,650)
Inventories, net	$7,048,061	$6,496,170

Other Accrued Liabilities

	March 31, 2025	December 31, 2024
Property taxes	$6,215	$4,800
Customer settlement - current	220,000	177,000
All other items	33,669	102,697
Total	$259,884	$284,497

Note 7. Leases

On November 30, 2024, the Company entered into a lease agreement with Juneau-Bell, LLC for new office space located at 27755 Diehl Road, Suite 200, Warrenville, IL 60555, which constitutes the Company's current headquarters. The lease commencement date was March 1, 2025. A security deposit of $43,970 and the first month’s base rent of $8,365 were paid at signing. These amounts were recorded in Deposits with Vendors and Other Current Assets, respectively, in the Condensed Consolidated Balance Sheets at December 31, 2024. The lease term is 66 months with one option to renew for an additional 60 months period. The Company classified the agreement as an operating lease under ASC 842 Leases. On the commencement date of March 1, 2025, the Company recognized an ROU asset of $435,149 and a corresponding long-term lease liability of $426,787.

The Company's lease costs were $36,622 and $28,200 for the three months ended March 31, 2025 and 2024, respectively, and were recognized within Selling and administrative expenses in the Condensed Consolidated Statements of Operations. In addition to base rent, the Company is required to pay certain variable costs such as taxes, insurance and common area maintenance costs. These variable costs are excluded from the calculation of operating lease liabilities and ROU asset. Both the base rent and variable costs are subject to six (6) months abatement starting March 1, 2025.

As of March 31, 2025, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Fiscal year	Operating Lease
2025 (April - December) [1]	$44,846
2026	103,725
2027	107,375
2028	111,025
2029	114,675
Thereafter	68,896
Total undiscounted minimum lease payments	550,542
Less: Present value discount	(120,732)
Lease liability	$429,810

Discount rate - operating lease	8.5%

1. Includes base rent abatement for a period of six months

Note 8. Segment information

The Company operates in the United States in two business segments as determined by its products. The fastener segment, is comprised of H & L Tool and the parent company’s fastener operations, which includes rivets, cold-formed fasteners and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

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

Information by segment is as follows:

	Fastener	Assembly (1) Equipment	Other	Consolidated
Three Months Ended March 31, 2025
Net sales	$6,195,551	$1,086,664	$-	$7,282,215
Less: intercompany sales	(36,580)	—	—	(36,580)
Total sales to external customers	6,158,971	1,086,664	—	7,245,635
Cost of goods sold	5,140,867	447,027	—	5,587,894
Segment gross profit	1,018,104	639,637	—	1,657,741
Selling and engineering expenses	84,196	—	189,733	273,930
Administrative expenses	485,437	7,789	820,411	1,313,637
Operating income (loss)	448,470	631,848	(1,010,144)	70,174
Other income	—	339,520	11,687	351,207
Income before income taxes				$421,381

Depreciation	289,799	27,429	—	317,228

Capital expenditures	42,683	—	-	42,683

Segment Assets:
Accounts receivable, net	4,154,075	708,961	-	4,863,036
Inventories, net	5,510,050	1,538,011	-	7,048,061
Property, plant and equipment, net	9,236,351	1,224,258	-	10,460,609
Other assets	-	-	1,699,351	1,699,351
				$24,071,057

(1) Includes a one-time gain of $339,520 from the sale of the Albia manufacturing facility in February 2025.

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2024
Net sales	$6,733,294	$1,129,327	$-	$7,862,621
Less: intercompany sales	(9,440)	-	-	(9,440)
Total sales to external customers	6,723,854	1,129,327	-	7,853,181
Cost of goods sold	6,318,280	790,339	-	7,108,619
Segment gross profit	405,574	338,988	-	744,562
Selling and engineering expenses	97,999	-	180,095	278,094
Administrative expenses	696,699	16,367	656,705	1,369,771
Operating (loss) income	(389,124)	322,621	(836,800)	(903,303)
Other income	-	-	28,469	28,469
Loss before income taxes				$(874,834)

Depreciation	293,381	29,484	540	$323,405

Capital expenditures	54,222	38,863	-	$93,085

Segment Assets:
Accounts receivable, net	4,871,135	592,582	-	5,463,717
Inventories, net	5,227,398	1,519,277	-	6,746,675
Property, plant and equipment, net	9,159,982	1,195,183	1,020,133	11,375,298
Other assets	-	-	4,207,043	4,207,043
				$27,792,733

The Company does not allocate certain selling and administrative expenses for internal reporting, thus, no allocation was made for these expenses for segment disclosure purposes. Other income represents interest on securities and gain on sale of real estate asset. Segment assets reported internally are limited to accounts receivable, contract assets, inventory and long-lived assets. Certain long-lived assets of one plant location are allocated between the two segments based on estimated plant utilization, as this plant serves both fastener and assembly equipment activities. Other assets are not allocated to segments internally and to do so would be impracticable.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2025:
Automotive	$3,798,658	$42,111	$3,840,769
Non-automotive	2,360,313	1,044,553	3,404,866
Total net sales	$6,158,971	$1,086,664	$7,245,635

Three Months Ended March 31, 2024:
Automotive	$4,629,190	$48,665	$4,677,955
Non-automotive	2,094,564	1,080,662	3,175,226
Total net sales	$6,723,854	$1,129,327	$7,853,181

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2025:
United States	$4,775,167	$915,692	$5,690,859
Foreign	1,383,804	170,972	1,554,776
Total net sales	$6,158,971	$1,086,664	$7,245,635

Three Months Ended March 31, 2024:
United States	$5,435,993	$1,109,221	$6,545,214
Foreign	1,287,861	20,106	1,307,967
Total net sales	$6,723,854	$1,129,327	$7,853,181

Note 9. Exit and disposal

On July 1, 2024, the Company announced the closure of its manufacturing facility in Albia, Iowa. This facility has supplied tooling for the Company’s full line of mechanical, hydraulic and pneumatic riveting machines serving both existing customers who own machines and customers purchasing new machines manufactured in the Company’s Tyrone, Pennsylvania manufacturing facility. The Albia facility results of operations were consolidated within the assembly equipment segment. At December 31, 2024, the Company had $348,400 classified as Assets held for sale in the Condensed Consolidated Balance Sheets related to the Albia facility's remaining assets and real estate.

On February 25, 2025, the Company completed the sale of the Albia manufacturing facility's remaining assets and real estate for total net cash proceeds of approximately $678,000, and recorded a gain of $339,520 within Other income in the Condensed Consolidated Statements of Operations.

Note 10. Debt

On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. Borrowings under the credit agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate. At no time shall the interest rate be less than 7%. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The March 2025 Credit Agreement current maturity date is April 1, 2026. As of March 31, 2025 there were no borrowings outstanding under the March 2025 Credit Agreement.

The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of March 31, 2025 the Company was in compliance with all such financial covenants.

Note 11. Liquidity risk and going concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. During 2024, the Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating income of $70,174 and operating loss of $903,303 for the three months ended March 31, 2025 and 2024, respectively. The Company’s liquid assets at March 31, 2025 consist of cash and cash equivalents totaling $765,645. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

In response to these challenges, the Company has developed and begun implementing a series of strategic actions aimed at improving liquidity and ensuring business continuity. These actions include:

(a) execution of the sale of Albia real estate in February 2025, which generated net cash proceeds of approximately $678,000, and the October 2024 consolidation of the Albia operations into the Tyrone manufacturing facility, enhancing economies of scale and contributing towards improved margins from cost reductions,

(b) leveraging recently-added resources to the Company's sales team, and adding additional resources to the Company's sales team, to identify and execute on new sales opportunities and increase revenue. In addition, on May 1, 2025 the Company announced that Mr. James T. Tanner has joined the Company as its new Senior Vice President of Sales and Marketing, effective immediately. Mr. Tanner brings over 30 years of sales and leadership experience in manufacturing and spent over 10 years in the fastener industry,

(c) entering into the new March 2025 Credit Agreement on March 6, 2025, consisting of a $2,500,000 revolving line of credit and a $500,000 non-revolving line of credit to finance operations. Subsequent to March 31, 2025, the Company borrowed $500,000 under its revolving line of credit to support working capital and general corporate purposes, and

(d) evaluating other financing sources in addition to the March 2025 Credit Agreement, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed under the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in other fillings we make with the Securities and Exchange Commission. These factors include, among other things: risk related to the Company's ability to continue as a going concern, conditions in the domestic and international automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, including the imposition of tariffs, the price and availability of raw materials, supply chain disruptions, labor relations issues and rising costs, losses related to product liability, warranty and recall claims, costs relating to compliance with environmental laws and regulations, information systems disruptions and the threat of cyber attacks, the loss of the services of our key employees, our indebtedness which could affect our financial flexibility, financial condition and competitive position, and our internal control over financial reporting where a material weakness was identified. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events unless required under the federal securities laws.

Results of Operations

Sales for the three months ended March 31, 2025 were $7,245,635 compared to $7,853,181 for the three months ended March 31, 2024, a decrease of $607,546 or 7.7%. Sales for both the fastener and assembly equipment segments decreased in the three months ended March 31, 2025 by $564,883 or 8.4%, and $42,663 or 3.8%, respectively, compared to the three months ended March 31, 2024. Although overall sales were down, gross margins improved year-over-year by $612,530 in the fastener segment, and $300,649, in the assembly equipment segment. The improvement in gross margins was driven by the continued implementation of a revised pricing structure started in 2024, reduction in certain operating costs, and increased efficiency following the consolidation of the Albia operations into the Tyrone manufacturing facility, which lowered production costs through enhanced economies of scale. In addition to the improvement in gross margins, year-over-year selling and administrative expenses were lower by $60,298 reflecting efforts at continued cost discipline and operational efficiency. Other income was also higher by $322,738 primarily driven by the sale of the Albia manufacturing facility which resulted in the recording of a one-time gain of $339,520. These factors collectively contributed to a net income of $401,022 or $0.42 per share in the three months ended March 31, 2025, compared to a net loss of $698,004 or $0.72 per share in the three months ended March 31, 2024

Fastener segment sales were $6,158,971 for the three months ended March 31, 2025 compared to $6,723,854 for the three months ended March 31, 2024, a decline of $564,883 or 8.4%. The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $3,798,658 for the three months ended March 31, 2025 compared to $4,629,190 for the three months ended March 31, 2024, a decrease of $830,532, or 17.9% primarily due to a slowdown in North American vehicle production and continued volatility across the Midwest automotive manufacturing sector. Industry-wide production fell sharply in January 2025, leading to reduced order volumes from key original equipment manufacturers. In addition, elevated interest rates and ongoing economic uncertainty contributed to softer consumer demand, prompting inventory adjustments and cautious procurement behavior among our automotive customers. In contrast, fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,360,313 for the three months ended March 31, 2025 compared to $2,094,564 for the three months ended March 31, 2024, an increase of $265,749 or 12.7% reflecting the successful execution of a strategic pivot by our sales team. In response to softening demand in the automotive sector, the sales team proactively expanded outreach to customers in industrial, construction, and consumer goods markets, which are segments that have historically demonstrated more stable demand profiles amid broader economic headwinds.

Assembly equipment segment sales were $1,086,664 for the three months ended March 31, 2025 compared to $1,129,327 for the three months ended March 31, 2024, a decrease of $42,663, or 3.8%. Both automotive and non-automotive assembly equipment sales decreased in this segment by $6,554 and $36,109, respectively, year-over-year. These modest declines reflect timing-related factors in customer purchasing cycles as well as project delays stemming from cautious capital investment trends across multiple industries. Although sales declined year-over-year, the assembly equipment gross margin increased by $300,649 during the period. This margin expansion reflects the Company’s ongoing efforts to enhance operational efficiency and reduce its cost structure, with the consolidation of the Albia operations into the Tyrone manufacturing facility yielding meaningful cost savings through streamlined workflows, increased capacity utilization, and reduced overhead.

Selling and administrative expenses were $1,587,567 for the three months ended March 31, 2025 compared to $1,647,865 for the three months ended March 31, 2024, a decrease of $60,298, or 3.7%, primarily due to higher professional fees more than offset by reduced salaries, commissions and provision for contingencies. Selling and administrative expenses were 21.9% and 21.0% of sales in the three months ended March 31, 2025 and 2024, respectively. The Company believes that it has made substantial progress in continuing to implement its plans to reduce costs and improve efficiency, and as the Company has now completed activities relating to the closure of the Albia facility, the Company plans to focus specifically on reducing certain selling and administrative expenses.

Other income for the three months ended March 31, 2025 was $351,207 compared to $28,469 for the three months ended March 31, 2024, an increase of $322,738 primarily driven by the sale of the Albia manufacturing facility which resulted in the recording of a one-time gain of $339,520. Other income was also comprised of interest income, which increased during the current quarter due to higher interest rates earned on short-term investments.

The Company’s effective tax rates were approximately 4.9% and 20.2% for the three months ended March 31, 2025 and 2024, respectively. See Note 5. Income taxes to the Condensed Consolidated Financial Statements included herein for additional information.

Liquidity and Capital Resources

Working capital was $10,730,266 as of March 31, 2025, compared to $10,371,215 at the beginning of the year, an increase of $359,051, or 3.5%.

The Company has incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating income of $70,174 and operating loss of $903,303 for the three months ended March 31, 2025 and 2024, respectively. The Company’s liquid assets at March 31, 2025 consist of cash and cash equivalents totaling $765,645. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. In response, the Company has taken various strategic actions including (i) investing resources in the Company's sales efforts to increase revenues, including the recent hiring on May 1, 2025 of Mr. James T. Tanner as the Company's new Senior Vice President of Sales and Marketing, effective immediately. Mr. Tanner brings over 30 years of sales and leadership experience in manufacturing and spent over 10 years in the fastener industry, (ii) executing on the sale of Albia real estate in February 2025, which generated net cash proceeds of approximately $678,000, and the October 2024 consolidation of the Albia operations into the Tyrone manufacturing facility, enhancing economies of scale and contributing towards improved margins from cost reductions, and (iii) entering into a one-year, $3,000,000 operating credit agreement, renewable annually, and consisting of a (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit, bearing interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate, with a floor of 7% (the loan can be prepaid without penalty). The Company will continue to seek to enhance its sales efforts to further improve revenue, improve operating efficiency and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it will mitigate the factors giving rise to substantial doubt, however, there is no guarantee that the Company will successfully implement these strategic actions. As a result, there remains substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, and they do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2025, the Company had an aggregate borrowing capacity under its committed revolving credit facility of $2,500,000. This facility includes certain financial covenants such as minimum profitability for the twelve months ending December 31, 2025, and minimum tangible net worth. As of March 31, 2025 the Company was in compliance with all such financial covenants. See Note 10. Debt to the Condensed Consolidated Financial Statements included herein for additional information.

On May 2, 2025, the Company borrowed $500,000 under its revolving line of credit to support working capital and general corporate purposes.

The Company also had outstanding total operating lease obligations of $429,810 of which $67,526 were classified as current within Other current liabilities in the Condensed Consolidated Balance Sheets. See Note 7. Leases to the Condensed Consolidated Financial Statements included herein for additional information.

Outlook for 2025

With respect to the Outlook for 2025, the economic environment remains challenging. Our order volume showed improvement in the first quarter of 2025 compared to the fourth quarter of 2024 but it is not yet at the levels we experienced in the first quarter of 2024. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of proposed tariffs and numerous market factors that may impact our business and the business of our customers in the coming year. In particular, we have taken the uncertainty created by tariffs as an opportunity to actively engage with both current and potential customers on ways in which we can work with them to help meet their needs in the current economic environment. We intend to remain actively engaged with current and potential customers to help strengthen relationships with existing customers and build relationships with new customers. In addition, the Company believes the actions taken in 2024 to reduce costs have better positioned the Company to manage the uncertainty noted above, and we will continue to seek efficiency improvements in our operations as well as appropriate price adjustments from customers while aggressively pursuing new sales opportunities to drive volume back to historic levels. We will also continue to actively monitor and analyze potential impacts from tariffs and other external factors so that we are positioned to take actions promptly and as necessary to address such potential impacts. We believe that our recent efficiency improvements and our focus on driving new sales, as well as our long term operating history in a very competitive global marketplace, quality products, and customer service, will provide the foundation for improved operating results in the future.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

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

(b) Changes in Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 6. Exhibits

Exhibit Number
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 9, 2025	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2025	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)