Form 10-Q
period 2025-06-30
CHICAGO RIVET & MACHINE CO
filed 2025-08-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

	June 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,213,830	$1,922,679
Short-term investments	—	247,276
Accounts receivable - less allowances of $138,738 and $197,536	4,840,856	3,094,911
Contract assets	19,907	48,811
Inventories, net	6,440,210	6,496,170
Assets held for sale	—	348,400
Income taxes receivable	25,973	1,378
Other current assets	434,810	431,440
Total current assets	12,975,586	12,591,065
Property, plant and equipment, net	10,207,093	10,735,139
Operating lease right-of-use asset, net	413,683	—
Deposits with vendors	43,970	43,970
Total assets	$23,640,332	$23,370,174
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$847,130	$1,233,147
Accrued wages and salaries	539,873	436,417
Other accrued liabilities	253,271	284,497
Unearned revenue and customer deposits	179,669	265,789
Federal and state income taxes	3,032	—
Current portion of operating lease liability	93,533	—
Total current liabilities	1,916,508	2,219,850
Note payable	500,000	—
Deferred income taxes, net	237,872	237,872
Operating lease liability	345,475	—
Other long-term liabilities	659,951	880,000
Total liabilities	3,659,806	3,337,722
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding as of June 30, 2025 and December 31, 2024	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	22,317,394	22,369,320
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	19,980,526	20,032,452
Total liabilities and shareholders' equity	$23,640,332	$23,370,174

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$7,298,077	$8,059,477	$14,543,712	$15,912,658
Cost of goods sold	6,323,015	6,644,031	11,910,909	13,752,650
Gross profit	975,062	1,415,446	2,632,803	2,160,008
Selling and administrative expenses	1,392,493	1,307,887	2,980,060	2,955,752
Operating (loss) income	(417,431)	107,559	(347,257)	(795,744)
Other income	2,383	45,955	353,590	74,424
(Loss) income before income taxes	(415,048)	153,514	6,333	(721,320)
(Benefit) provision for income taxes	(20,068)	11,373	291	(165,457)
Net (loss) income	$(394,980)	$142,141	$6,042	$(555,863)

Net (loss) income per common share:
Basic	$(0.41)	$0.15	$0.01	$(0.58)
Diluted	$(0.41)	$0.15	$0.01	$(0.58)

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.03	$0.10	$0.06	$0.20

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity
Balance, December 31, 2024	$-	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452
Net income					401,022			401,022
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2025	$-	966,132	$1,138,096	$447,134	$22,741,358	171,964	$(3,922,098)	$20,404,490
Net loss					(394,980)			(394,980)
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, June 30, 2025	$-	966,132	$1,138,096	$447,134	$22,317,394	171,964	$(3,922,098)	$19,980,526

Balance, December 31, 2023	$-	966,132	$1,138,096	$447,134	$28,303,757	171,964	$(3,922,098)	$25,966,889
Net loss					(698,004)			(698,004)
Dividends declared ($0.10 per share)					(96,613)			(96,613)
Balance, March 31, 2024	$-	966,132	$1,138,096	$447,134	$27,509,140	171,964	$(3,922,098)	$25,172,272
Net income					142,141			142,141
Dividends declared ($0.10 per share)					(96,613)			(96,613)
Balance, June 30, 2024	$-	966,132	$1,138,096	$447,134	$27,554,668	171,964	$(3,922,098)	$25,217,800

See Notes to Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,042	$(555,863)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	621,765	645,423
Non-cash lease expense	25,325	—
Gain on disposal of assets, net	(329,520)	(36,886)
Deferred income taxes	—	(165,718)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,745,945)	(1,117,070)
Contract assets	28,904	118,301
Inventories, net	55,960	389,959
Other current assets	(27,966)	442,034
Accounts payable	(386,017)	113,238
Accrued wages and salaries	103,456	56,683
Other accrued liabilities	(28,195)	(63,871)
Unearned revenue and customer deposits	(86,119)	(104,448)
Other long-term liabilities	(220,049)	243,000
Net cash used in operating activities	(1,982,359)	(35,218)

Cash flows from investing activities:
Capital expenditures	(93,703)	(398,663)
Proceeds from the sale of assets	677,905	96,350
Proceeds from short-term investments	247,276	2,508,597
Purchases of short-term investments	—	(1,479,275)
Net cash provided by investing activities	831,478	727,009

Cash flows from financing activities:
Proceeds from debt	500,000	—
Cash dividends paid	(57,968)	(193,226)
Net cash provided by (used in) financing activities	442,032	(193,226)

Net (decrease) increase in cash and cash equivalents	(708,849)	498,565
Cash and cash equivalents at beginning of period	1,922,679	1,387,075
Cash and cash equivalents at end of period	$1,213,830	$1,885,640

Supplemental disclosure of cash flows information:
Cash paid for income taxes, net of refunds received	$21,855	$—
Cash paid for interest	$7,201	$—
Non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$435,149	$—

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant accounting policies

Basis of presentation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for the interim periods presented contain all adjustments necessary to present fairly the financial position of Chicago Rivet & Machine Co. (the “Company”) as of June 30, 2025 (unaudited) and December 31, 2024, and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these unaudited financial statements in accordance with applicable rules. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, H & L Tool Company, Inc. (“H & L Tool”). All significant intercompany accounts and transactions have been eliminated. Certain amounts in the Condensed Consolidated Financial Statements and accompanying notes may not sum due to rounding. Certain prior period data has been reclassified to conform to the current period presentation.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year.

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

New accounting pronouncements.

Not yet adopted. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. ASU 2024-03 should be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it may have on the consolidated financial statements and related disclosures, but expects only additional disclosures upon adoption.

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

As previously disclosed, the Company was notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool, may not have conformed to customer specifications. These fasteners become part of an assembly that is used in the braking system of certain vehicles manufactured by our customer’s OEM customer. Based on discussions with our customer and the Company’s own internal analysis, we recorded a contingent liability of $243,000 in our financial statements for the three month period ended March 31, 2024.

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

At June 30, 2025, the Company's remaining accrued balance was $220,000 recorded in Other Accrued Liabilities and $660,000 recorded in Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets. The first installment of $177,000 was paid in January 2025.

Note 4. Revenue

The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the second quarter of 2025, the Company realized $170,824 related to such contracts and has a remaining performance obligation of $296,054 which is expected to be recognized during the third quarter of 2025. At June 30, 2025, there were $19,907 contract assets relating to these contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of June 30, 2025 and December 31, 2024 accrued liabilities for warranty claims were $880,000 and $1,057,000, respectively. Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 5. Income taxes

The Company’s effective tax rates were approximately 4.6% and 7.4% for the six months ended June 30, 2025 and 2024, respectively.

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

A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Based upon the analysis performed as of June 30, 2025, management believes that it is more likely than not that the benefit from net operating loss ("NOL") carryforwards and other deferred tax assets will not be realized. Accordingly, management concluded to record a valuation allowance of $1,775,433 on the deferred tax assets and no deferred tax expense in the six months ended June 30, 2025. A valuation allowance of $1,776,596 was recorded as of December 31, 2024. As of December 31, 2024, federal income tax NOL carryforwards were $9,456,000 and state NOL carryforwards were $3,698,000. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company's stock over the loss periods and prior to utilization of the carryforwards.

On July 4, 2025, the U.S. government enacted The One Beautiful Bill Act of 2025, (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs

Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

Note 6. Balance sheet details

Inventories. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories at the dates indicated is as follows:

	June 30, 2025	December 31, 2024
Raw material	$2,205,157	$2,569,277
Work-in-process	2,036,744	1,605,994
Finished goods	2,657,397	2,864,549
Inventories, gross	6,899,298	7,039,820
Valuation allowance	(459,088)	(543,650)
Inventories, net	$6,440,210	$6,496,170

Other Accrued Liabilities

	June 30, 2025	December 31, 2024
Customer settlement - current	220,000	177,000
All other items	33,271	107,497
Total	$253,271	$284,497

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

The Company's lease costs were $34,666 and $71,288 for the three and six months ended June 30, 2025, respectively. The Company's lease costs were $28,200 and $56,400 for the three and six months ended June 30, 2024, respectively. The Company's lease costs were recognized within selling and administrative expenses in the Condensed Consolidated Statements of Operations. In addition to base rent, the Company is required to pay certain variable costs such as taxes, insurance and common area maintenance costs. These variable costs are excluded from the calculation of operating lease liability and ROU asset. Both the base rent and variable costs are subject to six (6) months abatement starting March 1, 2025.

As of June 30, 2025, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Fiscal year	Operating Lease
2025 (July - December) [1]	$41,823
2026	103,725
2027	107,375
2028	111,025
2029	114,675
Thereafter	68,896
Total undiscounted minimum lease payments	547,519
Less: Present value discount	(108,511)
Lease liability	$439,008

Discount rate - operating lease	8.5%
.
Weighted average remaining lease term	61 months

1. Includes base rent abatement for a period of two months.

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

The Company determined that its business segments also represent its reportable segments. The reportable segments identified above are the business activities of the Company for which discrete financial information is available and for which operating results are regularly reviewed by the Company's chief operating decision maker (“CODM”) to assess operating performance and allocate resources. The CODM is the Company’s Chief Executive Officer, Mr. Gregory D. Rizzo. The Company's CODM evaluates segment performance based on gross profit, segment operating income (loss) less depreciation, and capital expenditures. The information provided to the Company's CODM excludes for purposes of making decisions and assessing segment performance other assets or other income information. Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2025
Net sales	$6,412,298	$900,862	$—	$7,313,160
Less: intercompany sales	(15,083)	—	—	(15,083)
Total sales to external customers	6,397,215	900,862	—	7,298,077
Cost of goods sold	5,764,491	558,524	—	6,323,015
Segment gross profit	632,724	342,338	—	975,062
Selling and engineering expenses	60,636	16,001	181,330	257,967
Administrative expenses	454,759	3,257	676,510	1,134,526
Operating income (loss)	117,329	323,080	(857,840)	(417,431)
Other income	—	—	2,383	2,383
Income (loss) before income taxes	117,329	323,080	(855,457)	$(415,048)

Depreciation	277,108	27,429	—	304,537

Capital expenditures	51,020	—	—	51,020

Six Months Ended June 30, 2025
Net sales	$12,607,849	$1,987,526	$—	$14,595,375
Less: intercompany sales	(51,663)	—	—	(51,663)
Total sales to external customers	12,556,186	1,987,526	—	14,543,712
Cost of goods sold	10,905,358	1,005,550	—	11,910,909
Segment gross profit	1,650,828	981,975	—	2,632,803
Selling and engineering expenses	144,832	16,001	371,064	531,898
Administrative expenses	940,196	11,046	1,496,921	2,448,162
Operating income (loss)	565,800	954,929	(1,867,985)	(347,257)
Other income (1)	—	339,520	14,070	353,590
Income (loss) before income taxes	565,800	1,294,448	(1,853,915)	$6,333

Depreciation	566,907	54,858	—	621,765

Capital expenditures	93,703	—	—	93,703

Segment assets:
Accounts receivable, net	4,087,168	753,688	-	4,840,856
Inventories, net	4,868,858	1,571,352	-	6,440,210
Property, plant and equipment, net	8,982,835	1,224,258	-	10,207,093
Other assets	-	19,907	2,132,266	2,152,173
Total assets				$23,640,332

(1) Includes a one-time gain of $339,520 in the Assembly Equipment segment, from the sale of the Albia manufacturing facility in February 2025.

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2024
Net sales	$6,924,210	$1,149,927	$—	$8,074,137
Less: intercompany sales	(14,660)	—	—	(14,660)
Total sales to external customers	6,909,550	1,149,927	—	8,059,477
Cost of goods sold	5,873,710	770,321	—	6,644,031
Segment gross profit	1,035,840	379,606	—	1,415,446
Selling and engineering expenses	97,727	1,068	179,934	278,729
Administrative expenses	447,616	16,704	564,838	1,029,158
Operating income (loss)	490,497	361,834	(744,772)	107,559
Other income	—	—	45,955	45,955
Income before income taxes				$153,514

Depreciation	291,994	29,484	540	322,018

Capital expenditures	65,005	240,573	—	305,578

Six Months Ended June 30, 2024
Net sales	$13,657,504	$2,279,254	$—	$15,936,758
Less: intercompany sales	(24,100)	—	—	(24,100)
Total sales to external customers	13,633,404	2,279,254	—	15,912,658
Cost of goods sold	12,191,990	1,560,660	—	13,752,650
Segment gross profit	1,441,414	718,594	—	2,160,008
Selling and engineering expenses	195,726	1,068	360,029	556,823
Administrative expenses	1,144,315	33,071	1,221,543	2,398,929
Operating (loss) income	101,373	684,455	(1,581,572)	(795,744)
Other income	—	—	74,424	74,424
Loss before income taxes				$(721,320)

Depreciation	585,375	58,968	1,080	$645,423

Capital expenditures	119,227	279,436	—	$398,663

Segment Assets:
Accounts receivable, net	4,649,544	743,408	—	5,392,952
Inventories, net	5,378,034	1,559,661	—	6,937,695
Property, plant and equipment, net	9,789,160	1,569,698	—	11,358,858
Other assets	—	—	3,636,913	3,636,913
Total assets				$27,326,418

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

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2025
Automotive	$3,849,079	$108,530	$3,957,609
Non-automotive	2,548,136	792,332	3,340,468
Total net sales	$6,397,215	$900,862	$7,298,077

Three Months Ended June 30, 2024
Automotive	$4,842,415	$108,043	$4,950,458
Non-automotive	2,067,135	1,041,884	3,109,019
Total net sales	$6,909,550	$1,149,927	$8,059,477

Six Months Ended June 30, 2025
Automotive	7,647,737	$150,641	$7,798,378
Non-automotive	4,908,449	1,836,885	6,745,334
Total net sales	$12,556,186	$1,987,526	$14,543,712

Six Months Ended June 30, 2024
Automotive	$9,471,706	$156,709	$9,628,415
Non-automotive	4,161,698	2,122,545	6,284,243
Total net sales	$13,633,404	$2,279,254	$15,912,658

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2025
United States	$4,460,995	$650,105	$5,111,100
Foreign	1,936,220	250,757	2,186,977
Total net sales	$6,397,215	$900,862	$7,298,077

Three Months Ended June 30, 2024
United States	$5,603,092	$1,102,557	$6,705,649
Foreign	1,306,458	47,370	1,353,828
Total net sales	$6,909,550	$1,149,927	$8,059,477

Six Months Ended June 30, 2025
United States	$9,236,162	$1,565,797	$10,801,959
Foreign	3,320,024	421,729	3,741,753
Total net sales	$12,556,186	$1,987,526	$14,543,712

Six Months Ended June 30, 2024
United States	$11,039,084	$2,211,777	$13,250,861
Foreign	2,594,320	67,477	2,661,797
Total net sales	$13,633,404	$2,279,254	$15,912,658

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

Note 10. Debt

On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. Borrowings under the credit agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate. At no time shall the interest rate be less than 7%. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The March 2025 Credit Agreement current maturity date is April 1, 2026. As of June 30, 2025 there were $500,000 borrowings outstanding under the March 2025 Credit Agreement.

The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of June 30, 2025 the Company was in compliance with all such financial covenants.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for borrowings outstanding under the March 2025 Credit Agreement approximate their fair value due to their short-term nature and being subject to variable interest rates.

Note 11. Liquidity risk and going concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. During 2024, the Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating losses of $417,431 and operating income of $107,559 for the three months ended June 30, 2025 and 2024, respectively. The Company reported operating losses of $347,257 and $795,744 for the six months ended June 30, 2025 and 2024, respectively. The Company’s liquid assets at June 30, 2025 consisted of cash and cash equivalents totaling $1,213,830. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

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

Results of Operations

Sales for the three months ended June 30, 2025 were $7,298,077 compared to $8,059,477 for the three months ended June 30, 2024, a decrease of 761,400 or 9.4%. Sales for the six months ended June 30, 2025 were $14,543,712 compared to $15,912,658 for the six months ended June 30, 2024, a decrease of $1,368,946 or 8.6%. The decline in sales was driven primarily by lower volumes from our automotive customers, which volumes represent the majority of our revenue base. Automotive production levels remained pressured during the quarter due to persistent industry challenges, including softening consumer demand, the impact of recent tariff announcements, and continued global economic uncertainty. In particular, H & L Tool experienced a significant decline in sales volume, reflecting reduced schedules from key automotive customers.

Gross margins for the three months ended June 30, 2025 were $975,062 compared to $1,415,446 for the three months ended June 30, 2024, a decrease of $440,384 or 31.1%. Gross margins for the six months ended June 30, 2025 were $2,632,803 compared to $2,160,008 for the six months ended June 30, 2024, an increase of $472,795 or 21.9%. The year-over-year decline in gross margin for the second quarter reflects the impact of lower production volumes, which reduced operating leverage, particularly at H & L Tool, where more than 80% of revenue is tied to automotive supply contracts. When production levels drop, it becomes more difficult to absorb fixed costs such as labor, facility expenses, and depreciation, all of which weigh heavily on gross margin. Although we secured price increases in 2024 and 2025, the timing lag between when costs increase and when new pricing takes effect has continued to challenge profitability. Inflationary pressures on wages, transportation, energy, and outsourced processing services have remained elevated and are no longer viewed as short-term or transitory.

Net loss for the three months ended June 30, 2025 was $394,980 or $0.41 per share compared to net income of $142,141 or $0.15 per share for the three months ended June 30, 2024, a decrease of $537,121 or 377.9%. Net income for the six months ended June 30, 2025 was $6,042 or $0.01 per share compared to a net loss of $555,863 or $0.58 per share for the six months ended June 30, 2024, an increase of $561,905 or 101.1%. The net loss for the second quarter was primarily due to lower sales volumes and related decline in gross margin, as described above. The most significant impact occurred at H & L Tool, where the combination of reduced volumes and continued high operating costs contributed significantly to the loss for the quarter to date. Despite the challenging quarter, year-to-date results improved meaningfully compared to the prior year. This reflects stronger performance earlier in the year, the benefit of previously implemented price increases and the sale of Albia manufacturing facility, which resulted in the recording of a one-time gain of $339,520. It also highlights the Company’s progress in managing cost pressures and stabilizing operations in a difficult environment. Looking ahead, we remain focused on improving profitability through a combination of pricing strategies, operational efficiencies, and targeted customer engagement. However, we recognize that industry headwinds including inflation, supply chain complexity, and changing customer demand patterns may continue to affect our near-term financial performance.

Fastener segment sales were $6,397,215 for the three months ended June 30, 2025 compared to $6,909,550 for the three months ended June 30, 2024, a decline of $512,335 or 7.4%. Fastener segment sales were $12,556,186 for the six months ended June 30, 2025 compared to $13,633,404 for the six months ended June 30, 2024, a decline of $1,077,218 or 7.9%. The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $3,849,079 for the three months ended June 30, 2025 compared to $4,842,415 for the three months ended June 30, 2024, a decrease of $993,336, or 20.5%. Sales to automotive customers were $7,647,737 for the six months ended June 30, 2025 compared to $9,471,706 for the six months ended June 30, 2024, a decline of $1,823,969 or 19.3% primarily due to a slowdown in North American vehicle production and continued volatility across the Midwest automotive manufacturing sector. Industry-wide production fell sharply in January 2025, leading to reduced order volumes from key original equipment manufacturers. In addition, elevated interest rates and ongoing economic uncertainty contributed to softer consumer demand, prompting inventory adjustments and cautious procurement behavior among our automotive customers. In contrast, fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,548,136 for the three months ended June 30, 2025 compared to $2,067,135 for the three months ended June 30, 2024, an increase of $481,001 or 23.3%, and $4,908,449 for the six months ended June 30, 2025 compared to $4,161,698 for the six months ended June 30, 2024, an increase of $746,751 or 17.9%, reflecting the successful execution of a strategic pivot by our sales team. In response to softening demand in the automotive sector, the sales team proactively expanded outreach to customers in industrial, construction, and consumer goods markets, which are segments that have historically demonstrated more stable demand profiles amid broader economic headwinds.

Assembly equipment segment sales were $900,862 for the three months ended June 30, 2025 compared to $1,149,927 for the three months ended June 30, 2024, a decrease of $249,065, or 21.7%. Assembly equipment segment sales were $1,987,526 for the six months ended June 30, 2025 compared to $2,279,254 for the six months ended June 30, 2024, a decrease of $291,728 or 12.8%. Both automotive and non-automotive assembly equipment sales decreased in this segment. These declines reflect timing-related factors in customer purchasing cycles as well as project delays stemming from cautious capital investment trends across multiple industries. Although sales declined year-over-year, the assembly equipment gross margin increased by $263,381 during the year-to-date period. This margin expansion reflects the Company’s ongoing efforts to enhance operational efficiency and reduce its cost structure, with the consolidation of the Albia operations into the Tyrone manufacturing facility yielding meaningful cost savings through streamlined workflows, increased capacity utilization, and reduced overhead.

Selling and administrative expenses were $1,392,493 for the three months ended June 30, 2025 compared to $1,307,887 for the three months ended June 30, 2024, an increase of $84,606 or 6.5%. Selling and administrative expenses were $2,980,060 for the six months ended June 30, 2025 compared to $2,955,752 for the six months ended June 30, 2024, an increase of $24,308, or 0.8%, primarily due to higher professional fees partially offset by reduced salaries, commissions and provision for contingencies. Selling and administrative expenses were 19.1% and 16.2% of sales in the three months ended June 30, 2025 and 2024, respectively, and 20.5% and 18.6% of sales in the six months ended June 30, 2025 and 2024, respectively. The Company believes that it has made substantial progress in continuing to implement its plans to reduce costs and improve efficiency and will continue to do so for the remainder of the year.

Other income for the three months ended June 30, 2025 was $2,383 compared to $45,955 for the three months ended June 30, 2024, a decrease of $43,572 or 94.8%. The decrease was primarily attributable to lower interest income earned on short-term investments, which declined due to a reduction in the average balance of such investments during the current period. Other income for the six months ended June 30, 2025 was $353,590 compared to $74,424 for the six months ended June 30, 2024, an increase of $279,166 primarily driven by the sale of the Albia manufacturing facility which resulted in the recording of a one-time gain of $339,520.

The Company’s effective tax rates were approximately 4.6% and 7.4% for the six months ended June 30, 2025 and 2024, respectively. See Note 5. Income taxes to the Condensed Consolidated Financial Statements included herein for additional information.

Liquidity and Capital Resources

Working capital was $11,059,078 as of June 30, 2025, compared to $10,371,215 at the beginning of the year, an increase of $687,863, or 6.6%.

The Company has incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating losses of $417,431 and operating income of $107,559 for the three months ended June 30, 2025 and 2024, respectively. The Company reported operating losses of $347,257 and $795,744 for the six months ended June 30, 2025 and 2024, respectively. The Company’s liquid assets at June 30, 2025 consisted of cash and cash equivalents totaling $1,213,830. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. In response, the Company has taken various strategic actions including (i) investing resources in the Company's sales efforts to increase revenues, including the recent hiring of Mr. James T. Tanner as the Company's new Senior Vice President of Sales and Marketing. Mr. Tanner brings over 30 years of sales and leadership experience in manufacturing and spent over 10 years in the fastener industry, (ii) executing on the sale of Albia real estate in February 2025, which generated net cash proceeds of approximately $678,000, and the October 2024 consolidation of the Albia operations into the Tyrone manufacturing facility, enhancing economies of scale and contributing towards improved margins from cost reductions, and (iii) entering into a one-year, $3,000,000 operating credit agreement, renewable annually, and consisting of a (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit, bearing interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate, with a floor of 7% (the loan can be prepaid without penalty). The Company will continue to seek to enhance its sales efforts to further improve revenue, improve operating efficiency and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it will mitigate the factors giving rise to substantial doubt, however, there is no guarantee that the Company will successfully implement these strategic actions. As a result, there remains substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, and they do not include any adjustments that might result from the outcome of this uncertainty.

On May 2, 2025, the Company borrowed $500,000 under its revolving line of credit to support working capital and general corporate purposes. As of June 30, 2025, the Company had an aggregate borrowing capacity under its committed revolving credit facility of $2,500,000. This facility includes certain financial covenants such as minimum profitability for the twelve months ending December 31, 2025, and minimum tangible net worth. As of June 30, 2025 the Company was in compliance with all such financial covenants. See Note 10. Debt to the Condensed Consolidated Financial Statements included herein for additional information.

The Company also had outstanding total operating lease obligations of $439,008 of which $93,533 were classified as current within Other current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2025. See Note 7. Leases to the Condensed Consolidated Financial Statements included herein for additional information.

Outlook for 2025

With respect to the Outlook for 2025, the economic environment remains challenging. Our order volume showed improvement in the second quarter of 2025 compared to the fourth quarter of 2024 but it is not yet at the levels we experienced in the second quarter of 2024. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of proposed tariffs and numerous market factors that may impact our business and the business of our customers in the coming year. In particular, we have taken the uncertainty created by tariffs as an opportunity to actively engage with both current and potential customers on ways in which we can work with them to help meet their needs in the current economic environment. We intend to remain actively engaged with current and potential customers to help strengthen relationships with existing customers and build relationships with new customers. In addition, the Company believes the actions taken in 2024 to reduce costs have better positioned the Company to manage the uncertainty noted above, and we will continue to seek efficiency improvements in our operations as well as appropriate price adjustments from customers while aggressively pursuing new sales opportunities to drive volume back to historic levels. We will also continue to actively monitor and analyze potential impacts from tariffs and other external factors so that we are positioned to take actions promptly and as necessary to address such potential impacts. We believe that our recent efficiency improvements and our focus on driving new sales, as well as our long term operating history in a very competitive global marketplace, quality products, and customer service, will provide the foundation for improved operating results in the future.

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

(b) Changes in Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 5. Other Information

Adoption of Insider Trading Policy and Implementation of Quarterly Compliance Process

In May 2025, the Company adopted an insider trading policy applicable to all directors, officers, employees, and certain consultants and contractors. This is the first such policy adopted by the Company and reflects a formal commitment to ensuring compliance with insider trading laws and promoting ethical conduct. The policy includes blackout periods, pre‑clearance requirements, prohibitions on short sale, derivative, hedging and pledged transactions, mandatory Rule 10b5‑1 trading plan protocols with cooling‑off periods, and quarterly certifications. The Company also implemented a quarterly compliance process to manage trading windows, track acknowledgments and training, and monitor plan adoptions and terminations. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this report.

Item 6. Exhibits

Exhibit Number
19.1	Chicago Rivet and Machine Co. Insider Trading Policy
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 8, 2025	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2025	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)