Form 10-Q
period 2025-09-30
CHICAGO RIVET & MACHINE CO
filed 2025-11-07
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

	September 30, 2025 (unaudited)	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,682,919	$1,922,679
Short-term investments	—	247,276
Accounts receivable - less allowances of $197,114 and $197,536	4,849,224	3,094,911
Contract assets	10,460	48,811
Inventories, net	6,349,195	6,496,170
Assets held for sale	—	348,400
Income taxes receivable	48,231	1,378
Other current assets	597,482	431,440
Total current assets	13,537,511	12,591,065
Property, plant and equipment, net	10,049,017	10,735,139
Operating lease right-of-use asset, net	397,752	—
Deposits with vendors	43,970	43,970
Total assets	$24,028,250	$23,370,174
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,036,043	$1,233,147
Accrued wages and salaries	681,814	436,417
Other accrued liabilities	304,105	284,497
Unearned revenue and customer deposits	140,958	265,789
Current portion of operating lease liability	102,811	—
Total current liabilities	2,265,731	2,219,850
Note payable	500,000	—
Deferred income taxes, net	237,872	237,872
Operating lease liability	345,533	—
Other long-term liabilities	660,000	880,000
Total liabilities	4,009,136	3,337,722
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding as of September 30, 2025 and December 31, 2024	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	22,355,982	22,369,320
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	20,019,114	20,032,452
Total liabilities and shareholders' equity	$24,028,250	$23,370,174

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$7,360,284	$6,969,921	$21,903,997	$22,882,579
Cost of goods sold	6,030,788	6,274,934	17,941,697	20,027,584
Gross profit	1,329,496	694,987	3,962,300	2,854,995
Selling and administrative expenses	1,264,926	1,518,558	4,244,987	4,474,310
Operating income (loss)	64,570	(823,571)	(282,687)	(1,619,315)
Other income	2,711	28,146	356,302	102,570
Income (loss) before income taxes	67,281	(795,425)	73,615	(1,516,745)
(Benefit) provision for income taxes	(291)	651,196	—	485,739
Net income (loss)	$67,572	$(1,446,621)	$73,615	$(2,002,484)

Net income (loss) per common share:
Basic	$0.07	$(1.50)	$0.08	$(2.07)
Diluted	$0.07	$(1.50)	$0.08	$(2.07)

Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132

Cash dividends declared per share	$0.03	$0.10	$0.09	$0.30

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity
Balance, December 31, 2024	$-	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452
Net income					401,022			401,022
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2025	$-	966,132	$1,138,096	$447,134	$22,741,358	171,964	$(3,922,098)	$20,404,490
Net loss					(394,980)			(394,980)
Dividends Declared ($0.03 per share)					(28,984)			(28,984)
Balance, June 30, 2025	$-	966,132	$1,138,096	$447,134	$22,317,394	171,964	$(3,922,098)	$19,980,526
Net income					67,572			67,572
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, September 30, 2025	$-	966,132	$1,138,096	$447,134	$22,355,982	171,964	$(3,922,098)	$20,019,114

Balance, December 31, 2023	$-	966,132	$1,138,096	$447,134	$28,303,757	171,964	$(3,922,098)	$25,966,889
Net loss					(698,004)			(698,004)
Dividends declared ($0.10 per share)					(96,613)			(96,613)
Balance, March 31, 2024	$-	966,132	$1,138,096	$447,134	$27,509,140	171,964	$(3,922,098)	$25,172,272
Net income					142,141			142,141
Dividends declared ($0.10 per share)					(96,613)			(96,613)
Balance, June 30, 2024	$-	966,132	$1,138,096	$447,134	$27,554,668	171,964	$(3,922,098)	$25,217,800
Net income					(1,446,621)			(1,446,621)
Dividends declared ($0.10 per share)					(96,613)			(96,613)
Balance, September 30, 2024	$-	966,132	$1,138,096	$447,134	$26,011,433	171,964	$(3,922,098)	$23,674,565

See Notes to Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$73,615	$(2,002,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	920,228	969,958
Non-cash lease expense	50,592	—
Gain on disposal of assets, net	(329,994)	(36,886)
Deferred income taxes	—	485,739
Changes in operating assets and liabilities:
Accounts receivable, net	(1,754,313)	(330,918)
Contract assets	38,351	118,301
Inventories, net	146,975	(77,129)
Other current assets	(212,895)	87,886
Accounts payable	(197,104)	471,337
Accrued wages and salaries	245,397	107,838
Other accrued liabilities	19,608	171,010
Unearned revenue and customer deposits	(124,831)	(301,047)
Other long-term liabilities	(220,000)	243,000
Net cash used in operating activities	(1,344,371)	(93,395)

Cash flows from investing activities:
Capital expenditures	(239,618)	(709,396)
Proceeds from the sale of assets	683,905	96,350
Proceeds from short-term investments	247,276	3,000,815
Purchases of short-term investments	—	(1,726,284)
Net cash provided by investing activities	691,563	661,485

Cash flows from financing activities:
Proceeds from debt	500,000	—
Cash dividends paid	(86,952)	(289,840)
Net cash provided by (used in) financing activities	413,048	(289,840)

Net (decrease) increase in cash and cash equivalents	(239,760)	278,250
Cash and cash equivalents at beginning of period	1,922,679	1,387,075
Cash and cash equivalents at end of period	$1,682,919	$1,665,325

Supplemental disclosure of cash flows information:
Cash paid for income taxes, net of refunds received	$45,000	$(513,424)
Cash paid for interest	$18,017	$—
Non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$435,149	$—

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant accounting policies

Basis of presentation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for the interim periods presented contain all adjustments necessary to present fairly the financial position of Chicago Rivet & Machine Co. (the “Company”) as of September 30, 2025 (unaudited) and December 31, 2024, and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these unaudited financial statements in accordance with applicable rules. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year.

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

At September 30, 2025, the Company's remaining accrued balance was $220,000 recorded in Other Accrued Liabilities and $660,000 recorded in Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets. The first installment of $177,000 was paid in January 2025.

Note 4. Revenue

The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the third quarter of 2025, the Company realized $327,626 related to such contracts and has a remaining performance obligation of $149,892 which is expected to be recognized during the fourth quarter of 2025. At September 30, 2025, there were $10,460 contract assets relating to these contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of September 30, 2025 and December 31, 2024 accrued liabilities for warranty claims were $880,000 and $1,057,000, respectively. Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 5. Income taxes

The Company’s effective tax rates were zero and (32.0)% for the nine months ended September 30, 2025 and 2024, respectively.

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

A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Based upon the analysis performed as of September 30, 2025, management believes that it is more likely than not that the benefit from net operating loss ("NOL") carryforwards and other deferred tax assets will not be realized. Accordingly, management concluded to record a valuation allowance of $1,761,457 on the deferred tax assets and no deferred tax expense in the nine months ended September 30, 2025. A valuation allowance of $1,776,596 was recorded as of December 31, 2024. As of December 31, 2024, federal income tax NOL carryforwards were $9,456,000 and state NOL carryforwards were $3,698,000. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company's stock over the loss periods and prior to utilization of the carryforwards.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025, (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and

Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions. The most notable change for the Company will be the reintroduction of 100% bonus depreciation, whereby the Company can immediately deduct 100% of eligible fixed asset purchases for tax purposes in year one. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

Note 6. Balance sheet details

Inventories. Inventories are stated at the lower of cost or net realizable value, cost being determined by the first-in, first-out method. A summary of inventories at the dates indicated is as follows:

	September 30, 2025	December 31, 2024
Raw material	$2,229,169	$2,569,277
Work-in-process	1,892,659	1,605,994
Finished goods	2,686,455	2,864,549
Inventories, gross	6,808,283	7,039,820
Valuation allowance	(459,088)	(543,650)
Inventories, net	$6,349,195	$6,496,170

Other Accrued Liabilities

	September 30, 2025	December 31, 2024
Customer settlement - current	$220,000	$177,000
Other	84,105	107,497
Total	$304,105	$284,497

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

The Company's lease costs were $28,330 and $99,619 for the three and nine months ended September 30, 2025, respectively. The Company's lease costs were $28,200 and $84,600 for the three and nine months ended September 30, 2024, respectively. The Company's lease costs, which include base rent and certain variable costs, were recognized within Selling and administrative expenses in the Condensed Consolidated Statements of Operations. In addition to base rent, the Company is required to pay certain variable costs such as taxes, insurance and common area maintenance costs. These variable costs are excluded from the calculation of operating lease liability and ROU asset. Both the base rent and variable costs were subject to six (6) months abatement starting March 1, 2025.

As of September 30, 2025, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Fiscal year	Operating Lease
2025 (October - December)	$25,094
2026	103,725
2027	107,375
2028	111,025
2029	114,675
Thereafter	68,896
Total undiscounted minimum lease payments	530,790
Less: Present value discount	(82,446)
Lease liability	$448,344

Discount rate - operating lease	8.5%
.
Weighted average remaining lease term	59 months

Note 8. Segment information

The Company operates in the United States in two business segments as determined by its products. The fastener segment is comprised of H & L Tool and the parent company’s fastener operations, which includes rivets, cold-formed fasteners, and parts and screw machine products. The assembly equipment segment includes automatic rivet setting machines and parts and tools for such machines.

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

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2025
Net sales	$6,398,873	$926,335	$—	$7,325,208
Add: intercompany sales adjustment	35,076	-	-	35,076
Total sales to external customers	6,433,949	926,335	-	7,360,284
Cost of goods sold	5,555,772	475,016	-	6,030,788
Segment gross profit	878,177	451,319	-	1,329,496
Selling and engineering expenses	60,848	3,520	205,769	270,137
Administrative expenses	444,392	2,352	548,045	994,789
Operating income (loss)	372,937	445,447	(753,814)	64,570
Other income	35	473	2,203	2,711
Income (loss) before income taxes	$372,972	$445,920	$(751,611)	$67,281

Depreciation	$277,035	$21,428	$-	$298,463

Capital expenditures	$145,915	$-	$-	$145,915

Nine Months Ended September 30, 2025
Net sales	$19,006,722	$2,913,861	$—	$21,920,583
Less: intercompany sales	(16,586)	-	-	(16,586)
Total sales to external customers	18,990,136	2,913,861	-	21,903,997
Cost of goods sold	16,461,131	1,480,566	-	17,941,697
Segment gross profit	2,529,005	1,433,295	-	3,962,300
Selling and engineering expenses	205,680	19,521	576,834	802,035
Administrative expenses	1,384,588	13,398	2,044,966	3,442,952
Operating income (loss)	938,737	1,400,376	(2,621,800)	(282,687)
Other income (1)	35	339,992	16,275	356,302
Income (loss) before income taxes	$938,772	$1,740,368	$(2,605,525)	$73,615

Depreciation	$843,942	$76,286	$-	$920,228

Capital expenditures	$239,618	$-	$-	$239,618

Segment assets:
Accounts receivable, net	$4,178,673	$670,551	$-	$4,849,224
Inventories, net	4,585,904	1,763,291	-	6,349,195
Property, plant and equipment, net	8,824,759	1,224,258	-	10,049,017
Other assets	-	10,460	2,770,354	2,780,814
Total assets				$24,028,250

(1) Includes a one-time gain of $339,520 in the Assembly Equipment segment, from the sale of the Albia manufacturing facility in February 2025.

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2024
Net sales	$5,934,820	$1,042,605	$—	$6,977,426
Less: intercompany sales	(7,505)	-	-	(7,505)
Total sales to external customers	5,927,316	1,042,605	-	6,969,921
Cost of goods sold	5,231,973	1,042,961	-	6,274,934
Segment gross profit (loss)	695,342	(355)	-	694,987
Selling and engineering expenses	82,650	4,769	177,211	264,630
Administrative expenses	518,875	104,158	630,895	1,253,928
Operating income (loss)	93,817	(109,282)	(808,106)	(823,571)
Other income	38,806	2	(10,662)	28,146
Income (loss) before income taxes	$132,623	$(109,280)	$(818,768)	$(795,425)

Depreciation	$305,612	$18,384	$540	$324,536

Capital expenditures	$307,773	$2,959	$-	$310,732

Nine Months Ended September 30, 2024
Net sales	$19,592,324	$3,321,859	$—	$22,914,184
Less: intercompany sales	(31,605)	-	-	(31,605)
Total sales to external customers	19,560,720	3,321,859	-	22,882,579
Cost of goods sold	17,423,963	2,603,621	-	20,027,584
Segment gross profit	2,136,756	718,239	-	2,854,995
Selling and engineering expenses	278,376	5,837	537,240	821,453
Administrative expenses	1,663,190	137,229	1,852,438	3,652,857
Operating income (loss)	195,190	575,173	(2,389,678)	(1,619,315)
Other income	38,806	2	63,762	102,570
Income (loss) before income taxes	$233,996	$575,175	$(2,325,916)	$(1,516,745)

Depreciation	$890,986	$77,352	$1,620	$969,958

Capital expenditures	$427,001	$282,395	$-	$709,396

Segment Assets:
Accounts receivable, net	$4,046,025	$560,775	$-	$4,606,800
Inventories, net	6,032,338	1,372,444	-	7,404,782
Property, plant and equipment, net	9,772,397	1,572,657	-	11,345,054
Other assets	-	19,907	3,014,972	3,034,879
Total assets				$26,391,515

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

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2025
Automotive	$4,228,502	$17,971	$4,246,473
Non-automotive	2,205,447	908,364	3,113,811
Total net sales	$6,433,949	$926,335	$7,360,284

Three Months Ended September 30, 2024
Automotive	$3,578,390	$14,386	$3,592,776
Non-automotive	2,348,926	1,028,219	3,377,145
Total net sales	$5,927,316	$1,042,605	$6,969,921

Nine Months Ended September 30, 2025
Automotive	$11,876,239	$168,612	$12,044,851
Non-automotive	7,113,897	2,745,249	9,859,146
Total net sales	$18,990,136	$2,913,861	$21,903,997

Nine Months Ended September 30, 2024
Automotive	$13,050,096	$171,094	$13,221,190
Non-automotive	6,510,624	3,150,765	9,661,389
Total net sales	$19,560,720	$3,321,859	$22,882,579

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2025
United States	$4,749,613	$760,526	$5,510,139
Foreign	1,684,336	165,809	1,850,145
Total net sales	$6,433,949	$926,335	$7,360,284

Three Months Ended September 30, 2024
United States	$4,657,979	$659,306	$5,317,285
Foreign	1,269,337	383,299	1,652,636
Total net sales	$5,927,316	$1,042,605	$6,969,921

Nine Months Ended September 30, 2025
United States	$13,985,776	$2,326,323	$16,312,099
Foreign	5,004,360	587,538	5,591,898
Total net sales	$18,990,136	$2,913,861	$21,903,997

Nine Months Ended September 30, 2024
United States	$15,694,640	$2,871,084	$18,565,724
Foreign	3,866,080	450,775	4,316,855
Total net sales	$19,560,720	$3,321,859	$22,882,579

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

Note 10. Debt

On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. Borrowings under the credit agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate. At no time shall the interest rate be less than 7%. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The March 2025 Credit Agreement current maturity date is April 1, 2026. As of September 30, 2025 there were $500,000 in borrowings outstanding under the March 2025 Credit Agreement.

The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of September 30, 2025 the Company was in compliance with all such financial covenants.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for borrowings outstanding under the March 2025 Credit Agreement approximate their fair value due to their short-term nature and being subject to variable interest rates.

Note 11. Liquidity risk and going concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. During 2024, the Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating profit of $64,570 and operating loss of $823,571 for the three months ended September 30, 2025 and 2024, respectively. The Company reported operating losses of $282,687 and $1,619,315 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s liquid assets at September 30, 2025 consisted of cash and cash equivalents totaling $1,682,919. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

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

Results of Operations

Sales for the three months ended September 30, 2025 were $7,360,284 compared to $6,969,921 for the three months ended September 30, 2024, an increase of $390,363, or 5.6%. The quarter-over-quarter increase in sales was primarily driven by higher order volumes from our H & L Tool automotive customers, following a modest rebound in production among select Original Equipment Manufacturers ("OEMs"). This uptick occurred despite persistent industry headwinds. Sales for the nine months ended September 30, 2025 were $21,903,997 compared to $22,882,579 for the nine months ended September 30, 2024, a decrease of $978,582, or 4.3%. The year-over-year decrease in sales reflects the broader challenges facing the automotive sector, including softening consumer demand, the impact of recent tariff announcements, ongoing global economic uncertainty, and, most recently, a renewed shortage in semiconductor supply. Year-over-year, H & L Tool continued to experience a significant decline in sales volume, particularly early in the year, as key automotive customers reduced schedules in response to these pressures.

Gross margins for the three months ended September 30, 2025 were $1,329,496 compared to $694,987 for the three months ended September 30, 2024, an increase of $634,509, or 91.3%. The quarter-over-quarter improvement was driven by a combination of favorable product mix, including the sale of a greater number of higher-margin assembly equipment units, and continued progress in operational efficiency. Gross margins for the nine months ended September 30, 2025 were $3,962,300 compared to $2,854,995 for the nine months ended September 30, 2024, an increase of $1,107,305, or 38.8%. The year-over-year results benefited from price increases which took effect during the current year and helped offset margin pressures despite lower overall sales volumes. Although price increases were secured in both 2024 and 2025, the timing lag between rising input costs and the implementation of new pricing, particularly at H & L Tool, resulted in margin compression during 2024. Inflationary pressures on wages, transportation, energy, and outsourced processing services took effect immediately, while the benefit of revised pricing only materialized in 2025, contributing to the stronger margin performance in the current year. Additional margin expansion was achieved through sustained cost containment efforts and the consolidation of the Albia operations into the Tyrone manufacturing facility, which yielded savings in labor, overhead, and facility expenses. These initiatives were partially offset by lower year-over-year order volumes from automotive customers, which reduced operating leverage, particularly at H & L Tool, where more than 80% of revenue is tied to automotive supply contracts. When production levels drop, it becomes more difficult to absorb fixed costs such as labor, facility expenses, and depreciation, all of which weigh heavily on gross margin.

Net income for the three months ended September 30, 2025 was $67,572, or $0.07 per share, compared to net loss of $1,446,621, or $1.50 per share for the three months ended September 30, 2024, an increase of $1,514,193, or 104.7%. The return to profitability in the third quarter of 2025 was driven by higher gross margins, disciplined cost management, and, the absence of prior year charges associated with the closure of the Company's manufacturing facility in Albia, Iowa. Net income for the nine months ended September 30, 2025 was $73,615, or $0.08 per share, compared to a net loss of $2,002,484, or $2.07 per share for the nine months ended September 30, 2024, an increase of $2,076,099, or 103.7%. Despite significant headwinds, year-to-date results improved meaningfully compared to the prior year. This reflects stronger performance in the third quarter, the benefit of previously implemented price increases, and the sale of Albia manufacturing facility, which resulted in the recording of a one-time gain of $339,520. It also highlights the Company’s progress in managing cost pressures and stabilizing operations in a difficult environment. Looking ahead, we remain focused on improving profitability through a combination of targeted customer engagement, pricing strategies, and operational efficiencies. However, we recognize that industry headwinds including inflation, supply chain complexity, and changing customer demand patterns may continue to affect our near-term financial performance.

Fastener segment sales were $6,433,949 for the three months ended September 30, 2025 compared to $5,927,316 for the three months ended September 30, 2024, an increase of $506,633, or 8.5%. Fastener segment sales were $18,990,136 for the nine months ended September 30, 2025 compared to $19,560,720 for the nine months ended September 30, 2024, a decline of $570,584, or 2.9%. The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $4,228,502 for the three months ended September 30, 2025 compared to $3,578,390 for the three months ended September 30, 2024, an increase of $650,112, or 18.2%. Sales to automotive customers were $11,876,239 for the nine months ended September 30, 2025 compared to $13,050,096 for the nine months ended September 30, 2024, a decline of $1,173,857, or 9.0% primarily due to a slowdown in North American vehicle production and continued volatility across the Midwest automotive manufacturing sector. Industry-wide production fell sharply in January 2025, leading to reduced order volumes from key original equipment manufacturers. In addition, elevated interest rates and ongoing economic uncertainty contributed to softer consumer demand, prompting inventory adjustments and cautious procurement behavior among our automotive customers. In contrast, fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,205,447 for the three months ended September 30, 2025 compared to $2,348,926 for the three months ended September 30, 2024, a decrease of $143,479, or 6.1%, and $7,113,897 for the nine months ended September 30, 2025 compared to $6,510,624 for the nine months ended September 30, 2024, an increase of $603,273, or 9.3%, reflecting the successful execution of a strategic pivot by our sales team. In response to softening demand in the automotive sector, the sales team proactively expanded outreach to customers in industrial, construction, and consumer goods markets, which are segments that have historically demonstrated more stable demand profiles amid broader economic headwinds.

Assembly equipment segment sales were $926,335 for the three months ended September 30, 2025 compared to $1,042,605 for the three months ended September 30, 2024, a decrease of $116,270, or 11.2%. Assembly equipment segment sales were $2,913,861 for the nine months ended September 30, 2025 compared to $3,321,859 for the nine months ended September 30, 2024, a decrease of $407,998, or 12.3%. Both automotive and non-automotive assembly equipment sales decreased in this segment. These declines reflect timing-related factors in customer purchasing cycles as well as project delays stemming from cautious capital investment trends across multiple industries. Although sales declined year-over-year, the assembly equipment gross margin increased by $715,056 during the year-to-date period. This margin expansion reflects the Company’s ongoing efforts to enhance operational efficiency and reduce its cost structure, with the consolidation of the Albia operations into the Tyrone manufacturing facility yielding meaningful cost savings through streamlined workflows, increased capacity utilization, and reduced overhead.

Selling and administrative expenses were $1,264,926 for the three months ended September 30, 2025 compared to $1,518,558 for the three months ended September 30, 2024, a decrease of $253,632, or 16.7%. Selling and administrative expenses were $4,244,987 for the nine months ended September 30, 2025 compared to $4,474,310 for the nine months ended September 30, 2024, a decrease of $229,323, or 5.1%, primarily due to reduced salaries, commissions and provision for contingencies. Selling and administrative expenses were 17.2% and 21.8% of sales in the three months ended September 30, 2025 and 2024, respectively, and 19.4% and 19.6% of sales in the nine months ended September 30, 2025 and 2024, respectively. The Company believes that it has made substantial progress in continuing to implement its plans to reduce costs and improve efficiency and will continue to do so for the remainder of the year.

Other income for the three months ended September 30, 2025 was $2,711 compared to $28,146 for the three months ended September 30, 2024, a decrease of $25,435, or 90.4%. The decrease was primarily attributable to lower interest income earned on short-term investments, which declined due to a reduction in the average balance of such investments during the current period. Other income for the nine months ended September 30, 2025 was $356,302 compared to $102,570 for the nine months ended September 30, 2024, an increase of $253,732 primarily driven by the sale of the Albia manufacturing facility which resulted in the recording of a one-time gain of $339,520.

The Company’s effective tax rates were zero and (32.0)% for the nine months ended September 30, 2025 and 2024, respectively. See Note 5. Income taxes to the Condensed Consolidated Financial Statements included herein for additional information.

Liquidity and Capital Resources

Working capital was $11,271,780 as of September 30, 2025, compared to $10,371,215 at the beginning of the year, an increase of $900,565, or 8.7%.

While the results for the third quarter 2025 were positive, the Company has incurred significant recurring operating losses over the last two years, primarily driven by a continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating income of $64,570 and operating loss of $823,571 for the three months ended September 30, 2025 and 2024, respectively. The Company reported operating losses of $282,687 and $1,619,315 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s liquid assets at September 30, 2025 consisted of cash and cash equivalents totaling $1,682,919. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. In response, the Company has taken various strategic actions including (i) investing resources in the Company's sales efforts to increase revenues, including the recent hiring of Mr. James T. Tanner as the Company's new Senior Vice President of Sales and Marketing. Mr. Tanner brings over 30 years of sales and leadership experience in manufacturing and spent over 10 years in the fastener industry, (ii) executing on the sale of Albia real estate in February 2025, which generated net cash proceeds of approximately $678,000, and the October 2024 consolidation of the Albia operations into the Tyrone manufacturing facility, enhancing economies of scale and contributing towards improved margins from cost reductions, and (iii) entering into a one-year, $3,000,000 operating credit agreement, renewable annually, and consisting of a (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit, bearing interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate, with a floor of 7% (the loan can be prepaid without penalty). The Company will continue to seek to enhance its sales efforts to further improve revenue, improve operating efficiency and enhance liquidity. The Company believes that if it successfully implements the foregoing strategic actions, it will mitigate the factors giving rise to substantial doubt, however, there is no guarantee that the Company will successfully implement these strategic actions. As a result, there remains substantial doubt regarding the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, and they do not include any adjustments that might result from the outcome of this uncertainty.

On May 2, 2025, the Company borrowed $500,000 under its revolving line of credit to support working capital and general corporate purposes. As of September 30, 2025, the Company had an aggregate borrowing capacity under its committed revolving credit facility of $2,500,000. This facility includes certain financial covenants such as minimum profitability for the twelve months ending December 31, 2025, and minimum tangible net worth. As of September 30, 2025, the Company was in compliance with all such financial covenants. See Note 10. Debt to the Condensed Consolidated Financial Statements included herein for additional information.

The Company also had outstanding total operating lease obligations of $448,344 of which $102,811 were classified as current within Other current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2025. See Note 7. Leases to the Condensed Consolidated Financial Statements included herein for additional information.

Outlook for the remainder of 2025

With respect to the Outlook for the remainder of 2025, the economic environment remains challenging. Our order volume continued to show improvement in the third quarter of 2025 compared to the fourth quarter of 2024 but it is not yet at the year-to-date levels we experienced in the third quarter of 2024. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of new tariffs and numerous market factors that may impact our business and the business of our customers. In particular, we have taken the uncertainty created by tariffs as an opportunity to actively engage with both current and potential customers on ways in which we can work with them to help meet their needs in the current economic environment. We remain actively engaged with current and potential customers to help strengthen relationships with existing customers and build relationships with new customers. In addition, the Company believes the actions taken in 2024 and throughout 2025 to reduce costs have better positioned the Company to manage the uncertainty noted above, and we will continue to seek efficiency improvements in our operations as well as appropriate price adjustments from customers while aggressively pursuing new sales opportunities to drive volume back to historic levels. We will also continue to actively monitor and analyze potential impacts from tariffs and other external factors so that we are positioned to take actions promptly and as necessary to address such potential impacts. We believe that our recent efficiency improvements and our focus on driving new sales, as well as our long term operating history in a very competitive global marketplace, quality products, and customer service, will provide the foundation for improved operating results in the future.

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

(b) Changes in Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 7, 2025	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2025	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)