Form 10-K
period 2025-12-31
CHICAGO RIVET & MACHINE CO
filed 2026-03-24
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-01227

Chicago Rivet & Machine Co.

(Exact name of registrant as specified in its charter)

Illinois	36-0904920
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

27755 Diehl Road, Warrenville, Illinois	60555
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (630) 357-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	CVR	NYSE American (Trading privileges only, not registered)

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

The aggregate market value of common stock held by non-affiliates of the Company as of June 30, 2025 was $11,815,794.

As of March 23, 2026, there were 966,132 shares of the Company's common stock outstanding.

Documents Incorporated By Reference

Portions of the Company's definitive Proxy Statement which is to be filed with the Securities and Exchange Commission in connection with the Company's 2026 Annual Meeting of Shareholders are incorporated by reference in Part III of this report.

CHICAGO RIVET & MACHINE CO.

YEAR ENDED DECEMBER 31, 2025

PART I

ITEM 1 - Business

Chicago Rivet & Machine Co. (the “Company”) was incorporated under the laws of the State of Illinois in December 1927 as the successor to the business of Chicago Rivet & Specialty Co. The Company operates in the United States ("U.S.") through two reportable segments, defined by the nature of their products. The Fastener segment includes the Company’s wholly owned subsidiary, H&L Tool Company Inc., along with the Company’s other fastener operations. This segment manufactures and sells rivets, cold‑formed fasteners and components, as well as screw‑machine products. The Assembly Equipment segment is primarily engaged in the manufacture of automatic rivet‑setting machines and related parts, components, and tools used in such machines.

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

The Company serves a variety of customers. Revenues are primarily derived from sales to customers involved, directly or indirectly, in the manufacture of automobiles and automotive components. The level of business activity for the Company is closely related to the overall level of industrial activity in the U.S. During 2025, sales to the top three customers were each at least 5% of the Company’s consolidated revenues.

Sales to TI Group Automotive Systems, LLC accounted for approximately 19% and 13% of the Company’s consolidated revenues in 2025 and 2024, respectively. Sales to Martinrea International Inc. accounted for approximately 10% and 13% of the Company’s consolidated revenues in 2025 and 2024, respectively. Sales to Cooper-Standard Holdings, Inc. accounted for approximately 5% and 9% of the Company’s consolidated revenues in 2025 and 2024, respectively.

The Company's business has historically been stronger during the first half of the year due to the seasonality of automotive manufacturing.

The Company purchases raw materials from a number of sources, primarily within the U.S. There are numerous sources of raw material, and the Company does not have to rely on a single source for any of its requirements. See Risk Factors, "Increases in our raw material costs or difficulties with our suppliers could negatively affect us." for additional information.

Patents, trademarks, licenses, franchises and concessions are not of significant importance to the business of the Company.

The Company does not engage in significant research activities, but rather in ongoing product improvement and development. The amounts spent on product development activities in the last two years were not material.

At December 31, 2025, the Company employed 158 people. This figure includes a reduction of 19 full-time and part-time employees as a result of the previously disclosed closure of the Albia, Iowa manufacturing facility in the third quarter of 2024. See Note 8. Exit and Disposal to the Consolidated Financial Statements, included herein.

The Company has no foreign operations. Sales to foreign customers accounted for approximately 25% and 19% of the Company's total sales in 2025 and 2024, respectively.

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

As noted in the auditor's opinion on our audited financial statements and a related footnote to our audited financial statements, we have incurred significant recurring operating losses primarily driven by recent yearly declines in revenue, recurring negative cash flows from operations, and continued reduction in liquidity that have caused the Company to determine there is substantial doubt about our ability to continue as a going concern. In response to these challenges, the Company has developed and begun implementing a series of strategic actions aimed at improving liquidity, increasing operating efficiency and revenues, and ensuring business continuity. While we believe that we will be able to successfully execute on these strategic actions, there can be no assurances that we will be successful in these efforts. If we are unable to successfully execute on these strategies, our business, prospects, financial condition, and results of operations would be materially and adversely affected, and we may be unable to continue as a going concern. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our business over the last few years has been significantly affected by domestic and global economic and market conditions, including rising costs, supply chain disruptions and labor pressures.

During 2024 and 2025 our business has experienced a period of significant material, labor and shipping price volatility (generally resulting from an increase in the price of commodities, energy costs, freight costs, labor costs and other input costs), in addition to an environment of elevated interest rates. While some of these input cost increases moderated in 2025, other exposures will likely continue in 2026 and perhaps further into the future. This environment of significant price volatility has resulted in, and may continue to result in, increased costs that may not be, or may only be partially, offset by increasing sales prices and expense reduction. During this same period, we also experienced constrained labor availability which has resulted in inflationary wage pressures, both internally and at key vendors. Although we have developed and implemented strategies to seek to mitigate the impact of supply chain disruptions along with the impact of higher input and other costs, these strategies, together with commercial negotiations with our customers and suppliers, typically offset only a portion (less than 100%) of the adverse impact. Additionally, our operating model typically requires long lead times between the design and development of products, the launch of production and the delivery of the final product. This lead time requires us to secure vendor supply well in advance to minimize launch and production inefficiencies. During such lead times, price commitments are subject to change and could lead to an inability to fully recover all such price changes.

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

We rely on sales to major customers.

Our sales to three customers constituted approximately 34% of our consolidated revenues in 2025. Sales to TI Group Automotive Systems, LLC, Martinrea International Inc. and Cooper-Standard Holdings Inc, accounted for approximately 19%, 10%, and 5% of the Company's consolidated revenues in 2025, respectively. The loss of any significant portion of our sales to these customers could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to export sales, including the imposition of tariffs.

Our export sales have increased in recent years, and we are working to continue to expand our business relationships with customers outside of the U.S. Export sales are subject to various risks, including risks related to changes in local economic, social and political conditions (particularly in emerging markets), changes in tariffs and trade policies and foreign currency exchange rate fluctuations, which could have a material adverse effect on our business, results of operations and financial condition.

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

Many of our customers depend upon intricate just-in-time supply chain systems. A disruption in a supply chain caused by one or more suppliers, and/or an unrelated supplier, due to part shortages, work stoppages, labor shortages, economic hardships or bankruptcy, raw material shortages, transportation disruptions, geo-political conflicts, natural disasters, health emergencies, tariffs, etc. could adversely impact our business, or our customers’ business, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our common stock is traded on NYSE American (not registered, trading privileges only). The average daily trading volume for our common stock during 2025 was less than 4,000 shares per day. As a result, shares of our common stock may be difficult to sell, and the price of our common stock may vary significantly based on trading volume.

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

As of December 31, 2025, we were in default of the covenant requiring minimum profitability for the period ending December 31, 2025 contained in the agreement. We were in compliance with the other financial covenants contained in the credit agreement. On February 27, 2026, our lender waived the covenant default, and no new covenants were added to the credit agreement. Subsequently, on March 10, 2026, the credit agreement was extended to August 1, 2026.

We face risks in connection with our internal control over financial reporting, and material weaknesses were identified.

As disclosed in Item 9A. Controls and Procedures, a material weakness was identified that existed as of December 31, 2024 and 2025, regarding certain deficiencies in internal control over financial reporting related to inventory.

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

ITEM 2 - Properties

The Company's headquarters is currently located in Warrenville, Illinois. On November 30, 2024, the Company entered into a new sixty-six month lease agreement for approximately 7,300 square feet of furnished office space in Warrenville, Illinois. The lease commencement date was March 1, 2025, and the Company relocated its headquarters to this new location from Naperville, Illinois.

During 2025, the Company conducted its manufacturing and warehousing operations at two facilities: Madison Heights, Michigan, and Tyrone, Pennsylvania. The Company also owned a manufacturing facility in Albia, Iowa which was closed in 2024 and the assets and real estate were sold on February 25, 2025. Each of the two facilities which remain in operation continues to be owned by the Company and is considered suitable and adequate for its present use. The Madison Heights, Michigan facility is used entirely in the Fastener segment. The Tyrone, Pennsylvania facility is utilized in both the Fastener and Assembly Equipment operating segments. The Albia, Iowa facility was used exclusively in the Assembly Equipment segment.

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

Information about our Executive Officers

The names, ages and positions of all executive officers of the Company, as of March 24. 2026, are listed below. Officers are elected annually by the Board of Directors at the meeting of the directors immediately following the Annual Meeting of Shareholders. The Company’s bylaws provide that officers, when elected, shall hold office for the period of one year and thereafter until their respective successors shall have been duly elected, and shall have qualified (provided that officers shall be subject to removal at any time by the affirmative vote by a majority of the Board of Directors).

Name and Age of Officer		Position	Years an Officer

Gregory D. Rizzo	60	Chief Executive Officer	2 years and 10 months

Joel M. Brown	58	Chief Financial Officer	2 years and 4 months

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

PART II

ITEM 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on NYSE American (trading privileges only, not registered). As of March 6, 2026, there were approximately 112 shareholders of record of our stock.

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

ITEM 6 – [Reserved]

ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed above under “Risk Factors” and elsewhere in this Form 10-K. As stated elsewhere in this filing, such factors include, among other things: risk related to conditions in the domestic and international automotive industry upon which we rely for sales revenue; the intense competition in our markets; the concentration of our sales with major customers; risks related to export sales, including the imposition of tariffs; the price and availability of raw materials; supply chain disruptions; labor relations issues and rising costs; losses related to product liability, warranty and recall claims; costs relating to compliance with environmental laws and regulations; information systems disruptions and the threat of cyber-attacks; geo-political events and disruptions, including the engagement of the U.S. in hostilities abroad and the resulting effect on supply chains, cost of raw materials and export sales; and the loss of the services of our key employees. Many of these factors are beyond our ability to control or predict. Readers are cautioned to not place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events unless required under the federal securities laws.

RESULTS OF OPERATIONS

Operating results for 2025 were negatively impacted by our U.S. Automotive Fastener segment volumes due to OEM and customer inventory reductions which accelerated in the second half of 2025. U.S. demand for pickup trucks and large SUVs to which we provide products, softened in 2025 leading to elevated dealer-owned inventory levels and a subsequent reduction in production volumes while these inventory levels were reduced. As a fastener manufacturer we have significant fixed costs due to our investment in property, plant and equipment as well as a skilled labor force that cannot be scaled in proportion to short term volume fluctuations. As a result, steep declines in customer volumes have a disproportionately large effect on our profitability. This decline in volume was offset in large part by price increases and efficiency gains, including consolidation of the work done in the Albia, Iowa facility into the Tyrone, Pennsylvania facility. While the year over year volume declines were a headwind to profitability, we believe we have made meaningful improvements with respect to our pricing and operating efficiency that will provide additional benefits at scale when volumes return to more historic levels.

Fourth quarter 2025 sales were $5,986,263 compared to $4,104,048 in the fourth quarter of 2024, an increase of $1,882,215, or 46%. Although sales increased year over year, our input costs remained elevated and contributed to reporting a net loss in the fourth quarter 2025 of $1,156,829, or ($1.20) per share, compared to a net loss of $3,613,130, or ($3.74) per share, in the fourth quarter of 2024. For the full year, net sales were $27,890,260 compared to $26,986,627 in 2024, an increase of $903,633, or 3%. Despite a modest improvement in net sales for 2025, the net loss for the full year was significantly less than the prior year, as the net loss for 2025 was $1,083,214, or ($1.12) per share, compared to net loss of $5,615,614 or ($5.81) per share in 2024. In addition, during 2025, our gross margin improved by $3,065,703, our cost of goods sold was reduced by $2,162,070 and our administrative expenses decreased by $562,114. As discussed below, the Company intends to continue to focus on improving pricing and efficiency, and driving increased sales in our Fastener and Assembly Equipment segments in 2026.

2025 Compared to 2024

Fastener segment revenues were $5,095,563 in the fourth quarter of 2025 compared to $3,603,518 in the fourth quarter of 2024, an increase of $1,492,045, or 41%. During the quarter, sales to automotive customers increased to $3,264,290 from $2,325,601 in the year ago quarter, an increase of $938,689, or 40%. A significant portion of the increase in automotive sales was a result of recording an incremental charge of $857,000 in the fourth quarter of 2024 related to the previously disclosed settlement with a customer regarding certain warranty claims. See Note 9. Commitments and Contingencies to the Consolidated Financial Statements included herein. Non-automotive revenues increased to $1,831,273 from $1,277,917 in the year ago quarter, an increase of $553,356, or 43%.

Fastener segment revenues for the full year 2025 were $24,085,699 compared to $23,164,238 in 2024, an increase of $921,461, or 4%. For the full year 2025, sales to automotive customers were $15,140,529 slightly decreased compared to $15,375,697 in 2024. Additionally, after adjusting the prior year amount for the $1,100,000 warranty charge recorded in 2024, the decrease in automotive sales is $1,335,168, or 9%. The decrease is due to a slowdown in North American vehicle production and continued volatility across the Midwest automotive manufacturing sector. Industry wide production fell sharply in January 2025, leading to reduced order volumes from key OEMs. In addition, elevated interest rates and ongoing economic uncertainty contributed to softer consumer demand, prompting inventory adjustments and cautious procurement behavior among our automotive customers. The decrease is also consistent with the Company's ongoing strategy to reduce its reliance on the automotive industry and diversify its customer base. This shift is also reflected by the Fastener segment sales to non-automotive customers, including those in the construction and electronics industries which were $8,945,170 in 2025 compared to $7,788,541 in 2024, an increase of $1,156,629, or 15%. In response to softening demand in the automotive sector, the sales team proactively expanded outreach to customers in industrial, construction, and consumer goods markets, which are segments that have historically demonstrated more stable demand profiles amid broader economic headwinds. The gross margin for the Fastener segment was $2,673,791 in 2025 compared to $299,740 in 2024, an increase of $2,374,051 year over year, primarily driven by operational efficiencies and improved pricing on lower year-over-year volumes and higher input costs.

Assembly Equipment segment revenues were $890,700 in the fourth quarter of 2025, compared to $500,530 in the fourth quarter of 2024, an increase of $390,170, or 78% driven primarily by higher volumes from non-automotive customers. This increase reflects the sales team’s strategic focus on expanding assembly equipment sales due to the segment’s higher gross margins.

For the full year 2025, Assembly Equipment segment revenues were $3,804,561, compared to $3,822,389 reported in 2024, a decrease of $17,828. These declines reflect timing related factors in customer purchasing cycles as well as project delays stemming from cautious capital investment trends across multiple industries. For the full year 2025, sales to automotive customers were $180,184 compared to $201,608 in 2024, a decrease of $21,424, or 11%. Sales to non-automotive customers in 2025 were $3,624,377 compared to $3,620,781 in 2024. Gross margin for the Assembly Equipment segment was $1,452,092 in 2025 compared to $760,440 in 2024, an increase of $691,652, or 91% year over year. This margin expansion reflects the Company’s ongoing efforts to enhance operational efficiency and reduce its cost structure, with the consolidation of the Albia operations into the Tyrone manufacturing facility yielding meaningful cost savings through streamlined workflows, increased capacity utilization, and reduced overhead.

Selling and administrative expenses were $5,662,120 in 2025 compared to 6,224,234 in 2024, a decrease of $562,114, or 9%. We incurred decreases in warranty claims of $308,945 and outside consulting and accounting fees of $242,361, as the previous year's initiatives related to hiring costs to fill certain positions, enhancing financial reporting, modernizing systems, automating processes and implementing enhanced cybersecurity defenses have been successfully implemented. The remaining net change relates to various smaller items. As a percentage of net sales, selling and administrative expenses were 20% in 2025 compared to 23% in 2024.

Other income was $18,407 in 2025 compared to $120,666 in 2024. Other income is comprised of interest income on our cash equivalents and short-term investments.

The Company’s effective income tax rates were 8.1% and (11.4)% in 2025 and 2024, respectively.

In determining to pay dividends, the Board considers current profitability, the outlook for longer-term profitability, known and potential cash requirements and the overall financial condition of the Company. The Company paid four regular quarterly dividends in 2025 totaling $0.12 per share. On February 23, 2026, the Board of Directors declared a regular quarterly dividend of $0.03 per share, or $28,984, payable March 20, 2026 to shareholders of record on March 5, 2026. This continues the uninterrupted record of consecutive quarterly dividends paid by the Company to its shareholders that extends over 90 years.

PROPERTY, PLANT AND EQUIPMENT

Total capital expenditures in 2025 of $331,669 were entirely related to Fastener segment activities, including $285,537 for equipment to perform secondary operations and inspection of parts, $32,371 for general plant equipment, and $13,761 for facilities improvement including IT equipment.

Total capital expenditures in 2024 were $651,398. Of this total, $369,003 related to Fastener segment activities, including $36,140 for cold heading and screw machine equipment, $327,063 for equipment to perform secondary operations and inspection of parts and $5,800 for general plant equipment. Assembly Equipment segment additions in 2025 were $282,395 for general plant equipment. No additional investments were made in 2025 for facilities improvements or IT equipment.

Depreciation expense was $1,217,647 in 2025 and $1,173,476 in 2024.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2025 was $9,894,317, a decrease of $476,898 from the beginning of the year. An increase in net accounts receivable and other current assets during the year of $482,055 and $109,571, respectively, due to higher sales volumes had a positive impact on working capital, offset by a decrease in inventory of $325,190 and an increase in borrowings of $500,000 under the revolving line of credit classified as Current Liabilities in the Consolidated Balance Sheets. The Company’s investing activities in 2025 included the proceeds from the sale of property and equipment of $723,905 and the net maturities from short-term investments of $247,276 less capital expenditures of $331,669. The Company's financing activities during 2025 were the $500,000 draw down on the line of credit and the payment of $115,936 in dividends on our common stock. These changes and other cash flow activity resulted in a balance of cash, cash equivalents and marketable securities of $1,718,237 at the end of 2025 compared to $1,922,679 as of the beginning of the year.

On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. The non-revolving line of credit expired on December 31, 2025 and was not renewed. Borrowings under the March 2025 Credit Agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate subject to a 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. As of December 31, 2025, there was $500,000 in borrowings outstanding under the revolving line of credit and no borrowings under the non-revolving line of credit.

The March 2025 Credit Agreement maturity date is August 31, 2026. The Company reclassified the entire outstanding balance of $500,000 under the revolving line of credit to Current Liabilities in the Consolidated Balance Sheets to reflect the maturity date.

The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of December 31, 2025 the Company was not in compliance with all such financial covenants. Specifically, the Company was not in compliance with the minimum annual profitability covenant, however, the Company was in compliance with the other financial covenants contained in the credit agreement. On February 27, 2026, the lender waived the covenant violation, and no new covenants were added to the credit agreement. As of December 31, 2025, the Company has made all required principal and interest payments under the March 2025 Credit Agreement.

See Note 10. Debt to the Consolidated Financial Statements included herein for additional information.

On November 30, 2024, the Company entered into a lease agreement with Juneau-Bell, LLC for new office space. The lease commencement date was March 1, 2025. A security deposit of $43,970 and the first month’s base rent of $8,365 were paid at signing.

See Note 7. Leases to the Consolidated Financial Statements included herein for additional information.

The Company incurred significant recurring operating losses primarily driven by a continuous decline in revenues, recurring negative cash flows from operations, and continued reduction in liquidity. The Company reported operating losses of $1,196,717 and $5,164,054 for the years ended December 31, 2025 and December 31, 2024, respectively. These events have raised substantial doubt about the Company's ability to continue as a going concern. In response, the Company has taken various strategic actions to improve performance, including (a) taking action to sell in the first half of 2026 certain H&L assets and in connection with such anticipated sale, the Company classified these assets in the amount of $179,254 as Assets held for sale in the Consolidated Balance Sheets, (b) renewal of the March 2025 Credit Agreement revolving line of credit with a borrowing capacity of $2,500,000 to continue to finance operations, (c) evaluation of other financing sources in addition to the March 2025 Credit Agreement, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on historical experience, current trends and on various other assumptions that are believed to be reasonable under the circumstances. We evaluate our estimates and judgments required by our policies on an ongoing basis and update them as appropriate based on changing conditions. A summary of significant accounting policies can be found in Note 1. Nature of Business and Significant Accounting Policies to the Consolidated Financial Statements included herein.

Critical accounting estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. We have reviewed our accounting estimates, and determined that the estimated valuation of our inventory is a critical accounting estimate for the accounting period presented as it involved a significant, subjective judgment in developing estimates for determining potential inventory write-downs for lower of cost or net realizable value of such inventory. While we apply our judgment based on assumptions believed to be reasonable under the circumstances, actual results could vary from these assumptions. Additionally, future facts and circumstances could change and impact our estimates and assumptions.

NEW ACCOUNTING STANDARDS

The Company’s financial statements and financial condition were not, and are not expected to be, materially impacted by new, or proposed, accounting standards. A summary of recent accounting pronouncements can be found in Note 1. Nature of Business and Significant Accounting Policies to the Consolidated Financial Statements included herein.

OUTLOOK FOR 2026

With respect to the Outlook for 2026, the economic environment remains challenging. Our order volume is showing improvement in the first quarter of 2026 compared to the fourth quarter of 2025 but is not yet back to the levels we experienced in the past. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of tariffs and numerous market factors and geo-political events that may impact our business in the coming year. The Company believes all of the actions to reduce costs in 2025 continue to better position us to manage this uncertainty, and we will continue to push efficiency improvements in the operations as well as seek appropriate price adjustments from customers and aggressively pursue new sales opportunities to drive volume back to historic levels. In addition, we will actively monitor and analyze potential impacts from tariffs and other external factors, including both challenges and opportunities resulting from tariffs and external factors, so that we are positioned to take actions promptly and as necessary to address such potential impacts. We believe our continued focus on efficiency improvements and driving new sales, as well as our long term operating experience, quality products, and customer service in a very competitive global marketplace will provide the foundation for improved operating results in the future.

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

ITEM 8 - Financial Statements and Supplementary Data

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Chicago Rivet & Machine Co.

Warrenville, Illinois

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Chicago Rivet & Machine Co. and Subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the consolidated financial statements, the Company has incurred declining revenues, recurring operating losses, recurring negative cash flows from operations, and a continued reduction in liquidity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory

Critical Audit Matter Description

As disclosed in Notes 1 and 3 to the consolidated financial statements, the Company’s net inventory totaled approximately $6.2 million as of December 31, 2025. Inventory is stated at the lower of cost or net realizable value and consists of raw materials, work in progress and finished goods. Inventory value is principally determined using standard cost which approximates actual cost on a first-in, first-out basis. Such costs include the acquisition cost over the production period for raw materials, including direct labor and applied manufacturing overhead within the guidelines of normal operating capacity. The Company establishes reserves based on a review of on-hand inventories compared to historical and estimated future sales and usage.

The principal considerations for our determination that performing procedures relating to the accounting for the valuation of inventory is a critical audit matter are (i) the significant judgement by management in developing estimates for determining inventory write-downs for lower of cost or net realizable value and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accuracy and valuation of inventory.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

•
We obtained an understanding of the internal controls and processes in place related to the valuation of inventory.
•
We tested the accuracy of the cost of inventory items, on a sample basis, by obtaining and inspecting third-party invoices and other supporting documents.
•
We evaluated the appropriateness of management’s analysis used to estimate the reserve for slow-moving inventory, excess, and obsolete inventory including testing the completeness and accuracy of the underlying data used in the analysis.
•
We tested a sample of inventory for lower of cost or net realizable value
•
We evaluated the reasonableness of the significant assumptions used by management related to annual inventory movement.

/s/ Cherry Bekaert LLP

We have served as the Company's auditor since 2025.

Chicago, Illinois

March 24. 2026

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Chicago Rivet & Machine Co.

Warrenville, Illinois

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chicago Rivet & Machine Co. (the "Company") as of December 31, 2024, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We served as the Company's auditor from 2014 to 2025.

Oakbrook Terrace, Illinois

March 28. 2025

CHICAGO RIVET & MACHINE CO.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Current Assets
Cash and Cash Equivalents	$1,718,237	$1,922,679
Short-Term Investments	-	247,276
Accounts Receivable - less allowances of $155,000 in 2025 and $197,536 in 2024	3,576,966	3,094,911
Contract Assets	55,497	48,811
Inventories, net	6,170,980	6,496,170
Assets Held For Sale	179,254	348,400
Income Taxes Receivable	43,949	1,378
Other Current Assets	498,440	431,440
Total Current Assets	12,243,323	12,591,065
Property, Plant and Equipment, net	9,641,440	10,735,139
Deferred Income Taxes, net	1,001,242	-
Operating Lease Right-of-Use Asset, net	371,464	-
Deposits with Vendors	43,970	43,970
Total Assets	$23,301,439	$23,370,174

Liabilities and Shareholders' Equity
Current Liabilities
Accounts Payable	$742,292	$1,233,147
Accrued Wages and Salaries	491,913	436,417
Other Accrued Expenses	248,431	284,497
Unearned Revenue and Customer Deposits	262,950	265,789
Operating Lease Liability - Current Portion	103,420	-
Line of Credit - Current Portion	500,000	-
Total Current Liabilities	2,349,006	2,219,850
Operating Lease Liability - Noncurrent	317,543	-
Other Long-Term Liabilities	660,000	880,000
Deferred Income Taxes, net	1,141,588	237,872
Total Liabilities	4,468,137	3,337,722

Commitments and Contingencies (Note 9)

Shareholders' Equity
Preferred Stock, No Par Value, 500,000 Shares Authorized: None Outstanding	-	-
Common Stock, $1.00 Par Value, 4,000,000 Shares Authorized: 1,138,096 Shares Issued, 966,132 Shares Outstanding as of December 31, 2025 and 2024	1,138,096	1,138,096
Additional Paid-in Capital	447,134	447,134
Retained Earnings	21,170,170	22,369,320
Treasury Stock, 171,964 Shares at cost	(3,922,098)	(3,922,098)
Total Shareholders' Equity	18,833,302	20,032,452
Total Liabilities and Shareholders' Equity	$23,301,439	$23,370,174

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Net Sales	$27,890,260	$26,986,627
Cost of Goods Sold	23,764,377	25,926,447
Gross Profit	4,125,883	1,060,180
Operating Expenses:
Selling and Administrative Expenses	5,662,120	6,224,234
Gain on Sale of Property	(339,520)	—
Total Operating Expenses	5,322,600	6,224,234
Operating Loss	(1,196,717)	(5,164,054)
Other Income	18,407	120,666
Loss Before Income Taxes	(1,178,310)	(5,043,388)
(Benefit) Provision for Income Taxes	(95,096)	572,226
Net Loss	$(1,083,214)	$(5,615,614)

Net Loss per Common Share:
Basic	$(1.12)	$(5.81)
Diluted	$(1.12)	$(5.81)

Weighted Average Common Shares Outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132

Cash Dividends Declared Per Common Share	$0.12	$0.33

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Consolidated Statements of Shareholders’ Equity

	Preferred	Common Stock		Additional	Retained	Treasury Stock, At Cost		Total Shareholders’
	Stock	Shares	Amount	Paid-In Capital	Earnings	Shares	Amount	Equity
Balance, December 31, 2023	$0	966,132	$1,138,096	$447,134	$28,303,757	171,964	$(3,922,098)	$25,966,889
Net Loss					(5,615,614)			(5,615,614)
Dividends Declared ($0.33 per share)					(318,823)			(318,823)
Balance, December 31, 2024	$0	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452
Net Loss					(1,083,214)			(1,083,214)
Dividends Declared ($0.12 per share)					(115,936)			(115,936)
Balance, December 31, 2025	$0	966,132	$1,138,096	$447,134	$21,170,170	171,964	$(3,922,098)	$18,833,302

The accompanying notes are an integral part of the Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(1,083,214)	$(5,615,614)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	1,217,647	1,173,476
Non-Cash Lease Expense	49,499	-
Gain on the Sale of Property and Equipment	(347,037)	(75,966)
Deferred Income Taxes	(97,526)	562,815
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	(482,055)	1,180,971
Contract Assets	(6,686)	69,489
Inventories, net	325,190	831,483
Other Current Assets and Prepaid Income Taxes	(109,571)	484,061
Accounts Payable	(490,855)	444,173
Accrued Wages and Salaries	55,495	(78,483)
Other Accrued Expenses	(36,067)	154,534
Unearned Revenue and Customer Deposits	(2,838)	(164,390)
Other Long-Term Liabilities	(220,000)	880,000
Net Cash Used in Operating Activities	(1,228,018)	(153,451)
Cash Flows from Investing Activities:
Capital Expenditures	(331,669)	(651,398)
Proceeds from the Sale of Property and Equipment	723,905	135,430
Proceeds from Short-Term Investments	247,276	3,497,406
Purchases of Short-Term Investments	-	(1,973,560)
Net Cash Provided by Investing Activities	639,512	1,007,878
Cash Flows from Financing Activities:
Proceeds from Line of Credit	500,000	-
Cash Dividends Paid	(115,936)	(318,823)
Net Cash Provided by (Used in) Financing Activities	384,064	(318,823)
Net (Decrease) Increase in Cash and Cash Equivalents	(204,442)	535,604
Cash and Cash Equivalents:
Beginning of Year	1,922,679	1,387,075
End of Year	$1,718,237	$1,922,679

Supplemental Cash Flows Information:
Cash Paid for Interest	$24,896	$—
Cash Paid for Income Taxes, net of Refunds Received	46,289	-

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

Revenue Recognition. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statements of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of December 31, 2025, reserves for warranty claims were $880,000.

Cash received by the Company prior to shipment is recorded as unearned revenue. For certain Assembly Equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. In the fourth quarter of 2025, the Company realized $307,476 of revenue related to such contracts. As of December 31, 2025 the Company has $108,855 remaining performance obligation under such contracts, which the Company expects to recognize as revenue in the first quarter of 2026, and $55,497 of contract assets relating to these contracts.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and Administrative Expenses in the Consolidated Statements of Operations.

Credit Risk. The Company extends credit on the basis of terms that are customary within our markets to various companies doing business primarily in the automotive industry. The Company has a concentration of credit risk primarily within the automotive industry and in the Midwestern United States ("U.S."). The Company has established an allowance for accounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. The Company considers a number of factors in determining its estimates, including the length of time its trade accounts receivable are past due, the Company's previous loss history and the customer's current ability to pay its obligation. The Company also considers current economic conditions, the economic outlook and industry-specific factors in its evaluation. Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered.

The following table presents the Company's activity for allowance for credit losses:

	December 31, 2025	December 31, 2024
Allowance for Credit Losses:
Balance at the Beginning of the Year	$197,536	$160,000
Provision for Expected Credit Losses	(39,072)	80,057
Write-offs, net of Recoveries	(3,464)	(42,521)
Balance at the End of the Year	$155,000	$197,536

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

Fair Value of Financial Instruments. The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, treasury bills, accounts receivable, accounts payable and debt approximate fair value based on their short-term nature. The Company’s investments in U.S. Treasury Bills are categorized as Level 1 within the fair value measurement hierarchy.

Inventories. Inventories are stated on a standard cost basis adjusted to approximate lower of cost or net realizable value, cost being determined by the first‑in, first‑out method. The value of inventories is reduced for estimated excess and obsolete inventories based on a review of on-hand inventories compared to historical and estimated future sales and usage.

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

Asset Category	Estimated Useful Life
Land improvements	15 to 40 years
Buildings and improvements	10 to 40 years
Machinery and equipment	5 to 18 years
Capitalized software costs	2 to 5 years
Other equipment	3 to 10 years

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. There were no triggering events requiring assessment of impairment as of December 31, 2025 and 2024.

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

The Company applies a comprehensive model for the financial statements recognition, measurement, classification and disclosure of uncertain tax positions. In the first step of the two-step process, the Company evaluates the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. In the second step, the Company measures the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As of December 31, 2025 and 2024, the Company determined that there are no uncertain tax positions with a more than 50% likelihood of being realized upon settlement.

The Company classifies interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no such expenses in 2025 or 2024.

The Company’s federal income tax returns for the 2022 through 2024 tax years are subject to examination by the Internal Revenue Service (“IRS”). While it may be possible that a change could occur with respect to the Company’s unrecognized tax benefits as an outcome of an IRS examination, management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company.

No statutes have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2021 federal income tax returns expired on October 15, 2025. The statute of limitations on the Company’s 2022 and 2023 federal income tax returns will expire on October 15, 2026 and 2027, respectively.

The Company’s state income tax returns for the 2021 through 2024 tax years are subject to examination by various state authorities with the latest closing period on October 15, 2029. The Company is currently not under examination by any state authority for income tax purposes and no statutes for state income tax filings have been extended.

Net Income (Loss) Per Share. Net income (loss) per share of common stock is based on the weighted average number of shares outstanding of 966,132 in 2025 and 2024.

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

Recent Accounting Pronouncements.

Recently adopted. In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures providing investors with information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The new guidance is effective for annual periods beginning after December 31, 2024. The Company adopted this ASU in 2025 prospectively. The impact of the adoption on our consolidated financial statements was not material and primarily resulted in new or enhanced disclosures only.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Accounts Receivable and Contract Assets, to clarify the application of the current expected credit loss (“CECL”) model to trade accounts receivable and contract assets arising from revenue transactions. The amendments are intended to improve consistency and operability in measuring expected credit losses, including guidance on the use of historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company is currently evaluating the new guidance to determine the impact it may have on the consolidated financial statements and related disclosures, but expects only additional disclosures upon adoption.

2. Balance Sheet Details.

	December 31, 2025	December 31, 2024
Inventories:
Raw materials	$2,257,798	$2,569,277
Work in process	1,587,646	1,605,994
Finished goods	2,739,477	2,864,549
	6,584,921	7,039,820
Valuation reserves	(413,941)	(543,650)
	$6,170,980	$6,496,170

	December 31, 2025	December 31, 2024
Property, Plant and Equipment, net:
Land and Improvements	$1,238,013	$1,401,402
Buildings and Improvements	5,684,574	6,095,394
Machinery and Equipment	36,480,771	36,275,019
Construction in Progress and Other	343,036	344,591
	43,746,394	44,116,406
Accumulated Depreciation	(34,104,954)	(33,381,267)
	$9,641,440	$10,735,139

	December 31, 2025	December 31, 2024
Other Accrued Expenses:
Customer settlement - current	$220,000	$177,000
All other items	28,431	107,497
	$248,431	$284,497

	December 31, 2025	December 31, 2024
Inventory Valuation Reserves:
Balance at beginning of year	$543,650	$541,000
Charges to Statements of Operations	6,558	64,805
Write-offs	(136,267)	(62,155)
Balance at end of year	$413,941	$543,650

3. Income Taxes. The provision (benefit) for income tax expense consists of the following:

	2025	2024
Current:
Federal	$—	$8,390
State	2,430	1,021
Total Current	2,430	9,411
.
Deferred:
Federal	(49,427)	479,589
State	(48,099)	83,226
Total Deferred	(97,526)	562,815
Total Tax (Benefit) Expense	$(95,096)	$572,226

Income from operations before income taxes for the years ended December 31, 2025 and 2024, respectively, consisted of:

	2025	2024
Domestic	$(1,178,310)	$(5,043,388)
Foreign	-	-
Total	$(1,178,310)	$(5,043,388)

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a prospective basis beginning with the year ended December 31, 2025. The following is a reconciliation of the statutory federal income tax rate to the actual effective tax rate:

	2025
	Amount	%
Expected tax at U.S. statutory rate	$(247,445)	21.0
Permanent differences	2,308	(0.2)
Change in valuation allowance - federal	185,769	(15.8)
Change in valuation allowance - state	(51,904)	4.4
State taxes, net of federal benefit	5,036	(0.4)
PTBI return to provision true up	11,140	(0.9)
Income tax (benefit) expense	$(95,096)	8.1

	2024
	Amount	%
Expected tax at U.S. statutory rate	$(1,059,111)	21.0
Permanent differences	2,315	(0.1)
State taxes, net of federal benefit	(62,695)	1.2
Change in valuation allowance - federal	1,517,557	(30.0)
Change in valuation allowance - state	123,421	(2.5)
State NOL adjustment	18,107	(0.4)
Other adjustments	32,632	(0.6)
Income tax expense (benefit)	$572,226	(11.4)

Pennsylvania and Michigan make up 50% or more of the effect of the state and local income tax category. Michigan represents ($27,279) and Pennsylvania represents ($11,215).

Disclosure for income taxes paid net of refunds for the years ended December 31, 2025 and 2024 are as follows :

	2025	2024
Federal	$45,000	$—
State (Massachusetts)	1,289	—
Total	$46,289	$—

The deferred tax assets (liabilities) consist of the following:

	2025	2024
Depreciation and amortization	$(1,031,650)	$(1,180,931)
Inventory	143,419	160,228
Accrued vacation	79,370	63,692
Allowance for credit losses	34,466	43,999
Net operating losses	2,381,859	2,221,882
Other, net	162,651	229,854
Gross deferred tax assets	$1,770,115	$1,538,724
Valuation allowance	(1,910,461)	(1,776,596)
Net deferred tax (liabilities) assets	$(140,346)	$(237,872)

At December 31, 2025, the Company had federal net operating loss carryforwards of approximately $10,275,000. The net operating loss carryforwards are not subject to expiration, however are subject to annual utilization limitations for U.S. federal income tax purposes. At December 31, 2025, the Company had state net operating loss carryforwards of approximately $3,721,000, some of which are subject to expiration. The Company believes it is more-likely-than-not that its deferred tax assets will not be fully realized, based primarily on cumulative losses over the prior 3-year period. The Company reviews the need for a valuation allowance on a quarterly basis for each of its tax jurisdictions. The Company has recorded a valuation allowance against its deferred tax assets, including indefinite‑lived net operating loss carryforwards. Deferred tax assets and liabilities are netted by jurisdiction, resulting in a net deferred tax liability asset recorded on the Consolidated Balance Sheets.

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

4. Profit Sharing Plan. The Company has a noncontributory profit sharing plan covering substantially all employees. There were no expenses relating to the profit sharing plan in both 2025 and 2024.

5. Other Income. consists of the following:

	2025	2024
Interest income	$18,372	$118,132
Other	35	2,534
	$18,407	$120,666

6. Segment Information. The Company operates in the U.S, in two business segments as determined by its products. The Fastener segment, comprises of H & L Tool and the parent company’s fastener operations, which includes rivets, cold-formed fasteners and parts and screw machine products. The Assembly Equipment segment includes automatic rivet setting machines and parts and tools for such machines.

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

Information by segment is as follows:

	Fastener	Assembly Equipment	Other	Consolidated
Year Ended December 31, 2025:
Net Sales	$24,102,285	$3,804,561		$27,906,846
Less: Intercompany Sales	(16,586)	-		(16,586)
Total Sales to External Customers	24,085,699	3,804,561		27,890,260
Cost of Goods Sold	21,411,908	2,352,469		23,764,377
Segment Gross Profit	2,673,791	1,452,092		4,125,883
Selling and Engineering Expenses	268,455	21,829	797,562	1,087,846
Administrative Expenses	1,920,306	(323,508)	2,637,956	4,234,754
Operating Profit (Loss)	485,030	1,753,771	(3,435,518)	(1,196,717)
Other Income	35	-	18,372	18,407
(Loss) Income Before Income Taxes	$485,065	$1,753,771	$(3,417,146)	$(1,178,310)

Depreciation	$1,119,352	$98,295	$-	$1,217,647

Capital Expenditures	$331,669	$-	$-	$331,669

Segment Assets:
Accounts Receivable, net	$3,104,836	$472,130		$3,576,966
Contract Assets	-	55,497		55,497
Assets held for sale	179,254	—		179,254
Inventories, net	4,572,019	1,598,961		6,170,980
Property, Plant and Equipment, net	8,417,181	1,224,259		9,641,440
Other Assets			3,677,302	3,677,302
				$23,301,439

	Fastener (1)	Assembly Equipment (2)	Other	Consolidated
Year Ended December 31, 2024:
Net Sales	$23,195,843	$3,822,389	$-	$27,018,232
Less: Intercompany Sales	(31,605)	-	-	(31,605)
Total Sales to External Customers	23,164,238	3,822,389	-	26,986,627
Cost of Goods Sold	22,864,498	3,061,949	-	25,926,447
Segment Gross (Loss) Profit	299,740	760,440	-	1,060,180
Selling and Engineering Expenses	354,323	6,070	756,221	1,116,614
Administrative Expenses	2,163,026	136,614	2,807,980	5,107,620
Operating (Loss) Profit	(2,217,609)	617,756	(3,564,201)	(5,164,054)
Other Income	-	-	120,666	120,666
(Loss) Income Before Income Taxes	$(2,217,609)	$617,756	$(3,443,535)	$(5,043,388)

Depreciation	$1,075,580	$95,736	$2,160	$1,173,476

Capital Expenditures	$369,003	$282,395	$-	$651,398

Segment Assets:
Accounts Receivable, net	$2,796,198	$298,713	$-	$3,094,911
Contract Assets	-	48,811		48,811
Assets held for sale	-	348,400	-	348,400
Inventories, net	5,056,436	1,439,734	-	6,496,170
Property, Plant and Equipment, net	9,510,881	1,224,258	-	10,735,139
Other Assets	-	-	2,646,743	2,646,743
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

The Company does not allocate certain selling and administrative expenses for internal reporting, thus, no allocation was made for these expenses for segment disclosure purposes. Other income represents interest on securities and gain on sale of assets. Segment assets reported internally are limited to accounts receivable, contract assets, inventory and long-lived assets. Certain long-lived assets of one plant location are allocated between the two segments based on estimated plant utilization, as this plant serves both fastener and assembly equipment activities. Other assets are not allocated to segments internally and to do so would be impracticable.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2025:
Automotive	$15,140,529	$180,184	$15,320,713
Non-automotive	8,945,170	3,624,377	12,569,547
Total net sales	$24,085,699	$3,804,561	$27,890,260

Year Ended December 31, 2024:
Automotive	$15,375,697	$201,608	$15,577,305
Non-automotive	7,788,541	3,620,781	11,409,322
Total net sales	$23,164,238	$3,822,389	$26,986,627

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Year Ended December 31, 2025:
United States	$17,896,342	$2,994,003	$20,890,345
Foreign	6,189,357	810,558	6,999,915
Total net sales	$24,085,699	$3,804,561	$27,890,260

Year Ended December 31, 2024:
United States	$18,493,233	$3,322,913	$21,816,146
Foreign	4,671,005	499,476	5,170,481
Total net sales	$23,164,238	$3,822,389	$26,986,627

In 2025 and 2024 the Company's three largest customers accounted for approximately 34% and 35% of the Company's consolidated net revenues, respectively. All three customers are consolidated under the Fastener segment.

The following table presents customer concentration for each of the Company's top three customers:

	2025		2024
	% of Revenue	% of Accounts Receivable	% of Revenue	% of Accounts Receivable
TI Group Automotive Systems, LLC	19%	30%	13%	24%
Martinrea International, Inc.	10%	15%	13%	13%
Cooper-Standard Holdings, Inc.	5%	4%	9%	3%

7. Leases. On November 30, 2024, the Company entered into a lease agreement with Juneau-Bell, LLC for new office space located at 27755 Diehl Road, Suite 200, Warrenville, IL 60555, which constitutes the Company's new headquarters. The lease commencement date was March 1, 2025. A security deposit of $43,970 and the first month’s base rent of $8,365 were paid at signing. These amounts were recorded as Deposits with Vendors and Other Current Assets, respectively, in the Consolidated Balance Sheets. The lease term is for 66 months with one option to renew for additional 60 months. The Company classified the agreement as an operating lease under ASC 842. On the commencement date of March 1, 2025, the Company recognized an ROU asset of $424,188 and a corresponding long-term lease liability of $415,824.

In addition to base rent, the Company is responsible for its proportionate share of common area maintenance (“CAM”) charges and other operating costs associated with the leased premises. These amounts are considered variable lease payments, based on actual costs incurred by the landlord and are not included in the measurement of the lease liability. The Company recorded variable lease expense of $12,435 in 2025 in the Consolidated Statements of Operations.

As of December 31, 2025, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Operating Lease
2026	$103,420
2027	107,071
2028	110,721
2029	114,371
2030	78,478
Thereafter	—
Total undiscounted minimum lease payments	514,061
Less: Present value discount	93,098
Lease liability	$420,963
.
Discount rate - operating lease	8.5%
.
Weighted average remaining lease term	56 months
.

2025
Lease cost	$82,957

.
Supplemental Cash Flows Information:
Cash Paid for Amounts included in the Measurement of the Lease Liabilities	2025
Operating cash flows for operating lease	$25,094

Operating Lease Right-of-Use Asset Obtained in Exchange for Operating Lease Liability
Operating lease	$424,188

The Company has elected the short-term lease exemption for leases with an initial term of twelve months or less. Under this election, the Company recognized rent expense on a straight-line basis over the lease term within the Consolidated Statements of Operations. This exemption applied to the month-to-month lease agreement for the Company’s former headquarters located in Naperville, Illinois. The lease termination date was April 30, 2025. The Company recorded rent expense related to this lease of $47,000 and $112,800 in 2025 and 2024, respectively.

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

The Company completed the sale of certain Albia facility equipment during the fourth quarter of 2024, and recorded a gain of $38,530 in the Consolidated Statements of Operations. At December 31, 2024, the Company had $348,400 classified as Assets Held for Sale in the Consolidated Balance Sheets related to the Albia facility's remaining assets and real estate.

On February 25, 2025, the Company completed the sale of the Albia facility's remaining assets and real estate for total net cash proceeds of approximately $688,000.

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

The Company recognizes a provision if it is probable that an outflow of cash or other economic resources that can be reliably measured will be required to settle the provision. In determining the likelihood and timing of potential cash outflows, management needs to make estimates, the assessment of which is based in part on internal and external financial and legal guidance and other related factors. For contingencies, the Company is required to exercise significant judgment to determine whether the risk of loss is possible but not probable. Contingencies involve inherent uncertainties including, but not limited to, negotiations between affected parties, among other factors, and the amount of actual loss may be significantly more or less that what was provided for with respect to

As previously disclosed in the Company’s quarterly report on Form 10-Q for the first quarter of 2024, the Company was notified by one of its customers that certain fasteners manufactured by the Company’s wholly-owned subsidiary, H&L Tool Company, may not have conformed to customer specifications. These fasteners become part of an assembly that is used in the braking system of certain vehicles manufactured by our customer’s Original Equipment Manufacturer ("OEM") customer. Based on discussions with our customer and the Company’s own internal analysis, we recorded a contingent liability of $243,000 in our financial statements for the three month period ended March 31, 2024, and we further noted at that time that discussions with our customer and our internal review process were ongoing, and that the ultimate amount of any liability may be more than the amount reflected in our financial statements for the first quarter of 2024.

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

At December 31, 2025, the Company's remaining accrued balance was $220,000 recorded in Other Accrued Expenses and $660,000 recorded in Other Long-Term Liabilities within the Consolidated Balance Sheets. The first and second installments of $177,000 and $220,000 were paid in January 2025 and 2026, respectively.

10. Debt. On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. The non-revolving line of credit expired on December 31, 2025 and the Company did not renew it. Borrowings under the March 2025 Credit Agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate subject to 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. As of December 31, 2025 there was $500,000 in borrowings outstanding under the revolving line of credit and no borrowings outstanding under the non-revolving line of credit.

The March 2025 Credit Agreement maturity date is August 31, 2026. The Company reclassified the entire outstanding balance of $500,000 under the revolving line of credit to Current Liabilities in the Consolidated Balance Sheets to reflect the maturity date.

The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of December 31, 2025 the Company was not in compliance with all such financial covenants. Specifically, the Company was not in compliance with the minimum annual profitability covenant, however, the Company was in compliance with the other financial covenants contained in the credit agreement. On February 27, 2026, the lender waived the covenant violation, and no new covenants were added to the credit agreement. As of December 31, 2025, the Company has made all required principal and interest payments under the March 2025 Credit Agreement.

Interest expense on the March 2025 Credit Agreement, including letter of credit fees, was $36,667 in 2025. There was no interest expense incurred in 2024.

11. Liquidity Risk and Going Concern. The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Annual Report on Form 10-K is filed. The Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating losses of $1,196,717 and $5,164,054 for the years ended December 31, 2025 and 2024, respectively. The Company’s liquid assets at December 31, 2025 consist of cash and cash equivalents totaling $1,718,237. The Company's debt consists of $500,000 outstanding under the March 2025 Credit Agreement revolving line of credit at December 31, 2025. The Company’s declining revenues, recurring operating losses and negative cash flows from operations, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

In response to these challenges, the Company has developed and continues to implement a series of strategic actions aimed at improving liquidity and ensuring business continuity. These include:

(a) taking action to sell certain H&L assets in the first half of 2026. These assets in the amount of $179,254 were classified as Assets held for sale at December 31, 2025 in the Consolidated Balance Sheets,

(b) renewal of the March 2025 Credit Agreement revolving line of credit with a borrowing capacity of $2,500,000 to continue to finance operations,

(c) evaluation of other financing sources in addition to the March 2025 Credit Agreement, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

12. Subsequent Events. On February 23, 2026, the Board of Directors declared a regular quarterly dividend of $0.03 per share, or $28,984, payable March 20, 2026 to shareholders of record on March 5, 2026.

ITEM 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's CEO and CFO have concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective due to weaknesses in internal control over financial reporting as described below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the 2013 criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025 as described below.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

A material weakness in internal control over financial reporting related to inventory was identified in the Company’s internal control over financial reporting as of December 31, 2024 and 2025. Specifically, the Company did not design and maintain effective controls related to the review of the inventory.

Remediation Plans for the Material Weakness

The Company’s management, under the oversight of the Audit Committee, is in the process of designing and implementing changes in processes and controls to remediate the material weakness in internal control over financial reporting related to inventory. Our enhanced design includes the timely and detailed review over the reconciliation of inventory accounts including subsequent reconciliations to ensure completeness and accuracy.

This material weakness will not be considered remediated until management completes its remediation plans and the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. The Company monitors the effectiveness of its remediation plans and will continue to refine its remediation plans as appropriate.

Notwithstanding the material weakness noted above, the Company’s management, including the Company's CEO and CFO, has concluded that our consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented in accordance with accounting principles generally accepted in the U.S..

This Annual Report on form 10-K is not required to, and does not, include an attestation report of the Company’s registered public accounting firm on the Company’s internal control over financial reporting, because the Company is not an accelerated filer or a large accelerated filer as defined in Rule 12b-2 under the Exchange Act.

Changes in Internal Control Over Financial Reporting

Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – Other Information

None.

ITEM 9C – Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10 – Directors, Executive Officers and Corporate Governance

The information in the Company’s 2026 Proxy Statement (i) with respect to the nominees for directors to the Board of Directors that is not related to security ownership in "Security Ownership of Management" and (ii) in the sections titled "Election of Directors", "Additional Information Concerning the Board of Directors and Committees" and "Report of the Audit Committee", is incorporated herein by reference. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission in connection with the Company's 2026 Annual Meeting of Shareholders no later than 120 days after the Company's fiscal year end. The information called for with respect to executive officers of the Company is included in “Part I – Item 1. Business” of this Annual Report on Form 10-K under the caption "Information about our Executive Officers."

The Company has adopted a code of ethics for its principal executive officer and principal financial officer, and other senior officers. A copy of the code of ethics was filed as Exhibit 14 to the Company's Annual Report on Form 10-K filed on March 29, 2005. The Company will provide a copy of its code of ethics to any person without charge, upon request to the Company’s Corporate Secretary, Chicago Rivet & Machine Co., 27755 Diehl Road, Warrenville, Illinois 60555. If the Company’s Audit Committee or its Board of Directors amends or grants any waivers of the code of ethics for its executive or other senior officers, we will publicly disclose such amendment or waiver as required by applicable law, including by filing a Current Report on Form 8-K.

ITEM 11 - Executive Compensation

The information set forth in the Company’s 2026 Proxy Statement under the sections titled “Compensation of Directors and Executive Officers” and "Pay Versus Performance" is incorporated herein by reference.

During 2025, the Compensation Committee of the Board of Directors consisted of Directors James W. Morrissey, Kurt Moders, John L. Showel and Karen G. Ong.

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in the Company's 2026 Proxy Statement under the section titled “Principal Shareholders” and the information with respect to ownership of our common stock by the Company's directors and officers and certain other beneficial owners set forth under the section titled “Security Ownership of Management” is incorporated herein by reference.

The Company does not have any equity compensation plans or arrangements.

ITEM 13 - Certain Relationships and Related Transactions, and Director Independence

The information set forth in the Company’s 2026 Proxy Statement under the sections titled (i) “Additional Information Concerning the Board of Directors and Committees - Policy Regarding Related Person Transactions” and (ii) “Additional Information Concerning the Board of Directors and Committees” is incorporated herein by reference.

ITEM 14 – Principal Accountant Fees and Services

The information set forth in the Company’s 2026 Proxy Statement in the section titled “Ratification of Selection of Independent Auditor – Audit and Non-Audit Fees” is incorporated herein by reference.

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

ITEM 16 – Form 10-K Summary

None.

CHICAGO RIVET & MACHINE CO.

EXHIBITS
Exhibit Number
3.1	Articles of Incorporation, as last amended August 18, 1997. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 30, 1998.
3.2	Amended and Restated By-Laws, as amended through March 22, 2021. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 21, 2022.
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act, as amended. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 28, 2024.
14	Code of Ethics for Principal Executive Officer and Senior Officers. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 29, 2005.
19	Chicago Rivet and Machine Co. Insider Trading Policy. Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 8, 2025.
21	Subsidiaries of the Registrant. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 28, 2024.
24	Power of Attorney (included on signature page).
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
97	Policy Concerning Recovery of Erroneously Awarded Compensation. Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 28, 2024.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Rivet & Machine Co.

Date: March 24. 2026	By	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer

POWER OF ATTORNEY

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/James W. Morrissey	Chairman of the Board of Directors
James W. Morrissey	March 24. 2026

/s/Gregory D. Rizzo	Chief Executive Officer and Director
Gregory D. Rizzo	(Principal Executive Officer)
March 24. 2026

/s/Joel M. Brown	Chief Financial Officer
Joel M. Brown	(Principal Financial and Accounting Officer)
March 24. 2026

/s/Kent H. Cooney	Director
Kent H. Cooney	March 24. 2026

/s/Kurt Moders	Director
Kurt Moders	March 24. 2026

/s/Walter W. Morrissey	Director
Walter W. Morrissey	March 24. 2026

/s/Karen Ong	Director
Karen Ong	March 24. 2026

/s/John L. Showel	Director
John L. Showel	March 24. 2026