Form 10-Q
period 2026-03-31
CHICAGO RIVET & MACHINE CO
filed 2026-05-08
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

	March 31, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,446,794	$1,718,237
Accounts receivable - less allowances of $155,000	4,611,766	3,576,966
Contract assets	6,374	55,497
Inventories, net	6,306,553	6,170,980
Assets held for sale	179,254	179,254
Income taxes receivable	37,705	43,949
Other current assets	437,041	498,440
Total current assets	13,025,487	12,243,323
Property, plant and equipment, net	9,443,270	9,641,440
Deferred income taxes, net	1,001,242	1,001,242
Operating lease right-of-use asset, net	355,408	371,464
Deposits with vendors	43,970	43,970
Total assets	$23,869,377	$23,301,439
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,393,444	$742,292
Accrued wages and salaries	639,302	491,913
Other accrued liabilities	120,636	248,431
Unearned revenue and customer deposits	287,709	262,950
Current portion of operating lease liability	104,333	103,420
Current portion of line of credit	1,000,000	500,000
Total current liabilities	3,545,424	2,349,006
Operating lease liability - noncurrent	300,062	317,543
Deferred income taxes, net	1,141,588	1,141,588
Other long-term liabilities	440,000	660,000
Total liabilities	5,427,074	4,468,137
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding as of March 31, 2026 and December 31, 2025	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	20,779,171	21,170,170
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	18,442,303	18,833,302
Total liabilities and shareholders' equity	$23,869,377	$23,301,439

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$6,851,517	$7,245,635
Cost of goods sold	5,893,058	5,587,894
Gross profit	958,459	1,657,741
Selling and administrative expenses	1,340,050	1,587,567
Gain on sale of property	—	(339,520)
Operating (loss) income	(381,591)	409,694
Other income	1,933	11,687
(Loss) Income before income taxes	(379,658)	421,381
(Benefit) Provision for income taxes	(17,643)	20,359
Net (loss) income	$(362,015)	$401,022
.
Net (loss) income per common share:
Basic	$(0.37)	$0.42
Diluted	$(0.37)	$0.42
.
Weighted average common shares outstanding:
Basic	966,132	966,132
Diluted	966,132	966,132
.
Cash dividends declared per share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity
Balance, December 31, 2025	$-	966,132	$1,138,096	$447,134	$21,170,170	171,964	$(3,922,098)	$18,833,302
Net loss					(362,015)			(362,015)
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2026	$-	966,132	$1,138,096	$447,134	$20,779,171	171,964	$(3,922,098)	$18,442,303

Balance, December 31, 2024	$-	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452
Net income					401,022			401,022
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2025	$-	966,132	$1,138,096	$447,134	$22,741,358	171,964	$(3,922,098)	$20,404,490

See Notes to Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(362,015)	$401,022
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	291,142	317,228
Non-cash lease expense	(512)	58
Gain on disposal of assets, net	—	(339,520)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,034,800)	(1,768,125)
Contract assets	49,123	48,811
Inventories, net	(135,573)	(551,890)
Other current assets	67,643	(27,167)
Accounts payable	651,152	264,386
Accrued wages and salaries	147,389	56,924
Other accrued liabilities	(127,795)	(5,632)
Unearned revenue and customer deposits	24,759	(196,594)
Other long-term liabilities	(220,000)	(220,049)
Net cash used in operating activities	(649,487)	(2,020,548)
.
Cash flows from investing activities:
Capital expenditures	(92,972)	(42,683)
Proceeds from the sale of assets	—	687,905
Proceeds from short-term investments	—	247,276
Net cash provided by investing activities	(92,972)	892,498
.
Cash flows from financing activities:
Proceeds from debt	500,000	—
Cash dividends paid	(28,984)	(28,984)
Net cash provided by (used in) financing activities	471,016	(28,984)
.
Net decrease in cash and cash equivalents	(271,443)	(1,157,034)
Cash and cash equivalents at beginning of period	1,718,237	1,922,679
Cash and cash equivalents at end of period	$1,446,794	$765,645

Supplemental cash flows information:
Cash paid for interest	$9,722	$—
Cash paid for income taxes, net of refunds received	$1,912	$—

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant accounting policies

Basis of presentation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for the interim periods presented contain all adjustments necessary to present fairly the financial position of Chicago Rivet & Machine Co. (the “Company”) as of March 31, 2026 (unaudited) and December 31, 2025, and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these unaudited financial statements in accordance with applicable rules. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year.

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

New accounting pronouncements.

Recently adopted. In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Accounts Receivable and Contract Assets, to clarify the application of the current expected credit loss (“CECL”) model to trade accounts receivable and contract assets arising from revenue transactions. The amendments are intended to improve consistency and operability in measuring expected credit losses, including guidance on the use of historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. The Company adopted this ASU with no impact on our consolidated financial statements.

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

At March 31, 2026, the Company's remaining accrued balance was $220,000 recorded in Other Accrued Liabilities and 440,000 recorded in Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets. The first installment of $177,000 was paid in January 2025 and the second installment of $220,000 was paid in January 2026. The remainder of approximately $43,000 was debited by the customer in 2024.

Note 4. Revenue

The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the first quarter of 2026, the Company realized $330,921 related to such contracts and has a remaining performance obligation of $127,945 which is expected to be recognized during the second quarter of 2026. At March 31, 2026, there were $6,374 contract assets relating to these contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of March 31, 2026 and December 31, 2025 accrued liabilities for warranty claims were $660,000 and $880,000, respectively. Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 5. Income taxes

The Company’s effective tax rates were approximately 4.6% and 4.9% for the three months ended March 31, 2026 and 2025, respectively.

The Company’s federal income tax returns for the 2022 through 2025 tax years are subject to examination by the Internal Revenue Service (“IRS”). Management does not anticipate any adjustments that would result in a material change to the results of operations or financial condition of the Company as a result of any unrecognized tax benefits. No statutes of limitation have been extended on any of the Company’s federal income tax filings. The statute of limitations on the Company’s 2022 through 2025 federal income tax returns were set to expire on October 15, 2026 through 2029, respectively.

The Company’s state income tax returns for the 2022 through 2025 tax years remain subject to examination by various state authorities with the latest closing period on October 31, 2029. The Company is not currently under examination by any state authority for income tax purposes and no statutes of limitation for state income tax filings have been extended.

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

A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Based upon the analysis performed as of March 31, 2026, management believes that it is more likely than not that the benefit from net operating loss ("NOL") carryforwards and other deferred tax assets will not be realized. Accordingly, management concluded to record a valuation allowance of ($1,981,032) on the deferred tax assets and recognized no deferred tax expense in the three months ended March 31, 2026. A valuation allowance was recorded as of December 31, 2025 for ($1,910,461). As of December 31, 2025, we have federal income tax NOL carryforwards of

$10,305,677 and state NOL carryforwards were $3,408,759. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company's stock over the loss periods and prior to utilization of the carryforwards.

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

	March 31, 2026	December 31, 2025
Raw material	$2,140,571	$2,257,798
Work-in-process	1,821,968	1,587,646
Finished goods	2,757,954	2,739,477
Inventories, gross	6,720,493	6,584,921
Valuation allowance	(413,940)	(413,941)
Inventories, net	$6,306,553	$6,170,980

Other Accrued Liabilities

	March 31, 2026	December 31, 2025
Customer settlement - current	$220,000	$220,000
Other	(99,364)	28,431
Total	$120,636	$248,431

Note 7. Leases

On November 30, 2024, the Company entered into a lease agreement with Juneau-Bell, LLC for new office space located at 27755 Diehl Road, Suite 200, Warrenville, IL 60555, which constitutes the Company's current headquarters. The lease commencement date was March 1, 2025. A security deposit of $43,970 and the first month’s base rent of $8,365 were paid at signing. These amounts were recorded in Deposits with Vendors and Other Current Assets, respectively, in the Consolidated Balance Sheet at December 31, 2025. The lease term is 66 months with one option to renew for an additional 60 months period. The Company classified the agreement as an operating lease under ASC 842 Leases. On the commencement date of March 1, 2025, the Company recognized an ROU asset of $424,188 and a corresponding long-term lease liability of $415,824.

In addition to base rent, the Company is responsible for its proportionate share of common area maintenance (“CAM”) charges and other operating costs associated with the leased premises. These amounts are considered variable lease payments, based on actual costs incurred by the landlord and are not included in the measurement of the lease liability. The Company recorded variable lease expense of $9,823 in the three months ended March 31, 2026 within Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The Company did not record variable lease expense in the three months ended March 31, 2025 due to six months abatement.

As of March 31, 2026, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Fiscal year	Operating Lease
2026 (April - December)	$78,022
2027	107,071
2028	110,721
2029	114,371
2030	78,478
Thereafter	—
Total undiscounted minimum lease payments	488,663
Less: Present value discount	(84,268)
Lease liability	$404,395

Discount rate - operating lease	8.5%
.
Weighted average remaining lease term	53 months
.
March 31, 2026
Lease cost	$24,887

Supplemental cash flows information:
Cash paid for amounts included in the measurement of lease liability	March 31, 2026
Operating cash flows for operating lease	$25,398
Operating lease right-of-use asset obtained in exchange for operating lease liability
Operating lease	$424,188

The Company has elected the short-term lease exemption for leases with an initial term of twelve months or less. Under this election, the Company recognized rent expense on a straight-line basis over the lease term within the Condensed Consolidated Statements of Operations. This exemption applied to the month-to-month lease agreement for the Company’s former headquarters located in Naperville, Illinois. The lease termination date was April 30, 2025. The Company recorded rent expense related to this lease of $36,622 in the three months ended March 31, 2025.

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

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2026
Net sales	$5,798,618	$1,052,899	$—	$6,851,517
Add: intercompany sales adjustment	-	-	-	-
Total sales to external customers	5,798,618	1,052,899	-	6,851,517
Cost of goods sold	5,253,339	639,719	-	5,893,058
Segment gross profit	545,279	413,180	-	958,459
Selling and engineering expenses	58,980	26,559	214,182	299,721
Administrative expenses	461,896	1,120	577,313	1,040,329
Operating income (loss)	24,403	385,501	(791,495)	(381,591)
Other income	35	—	1,898	1,933
Income (loss) before income taxes	$24,438	$385,501	$(789,597)	$(379,658)

Depreciation	$266,877	$24,265	$-	$291,142

Capital expenditures	$92,972	$-	$-	$92,972

Segment assets:
Accounts receivable, net	$3,894,656	$717,110	$-	$4,611,766
Contract assets	-	6,374	-	6,374
Inventories, net	4,608,931	1,697,622	-	6,306,553
Property, plant and equipment, net	8,219,012	1,224,258	-	9,443,270
Other assets			3,501,414	3,501,414
Total assets				$23,869,377

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended March 31, 2025
Net sales	$6,195,551	$1,086,664	$—	$7,282,215
Less: intercompany sales	(36,580)	-	-	(36,580)
Total sales to external customers	6,158,971	1,086,664	-	7,245,635
Cost of goods sold	5,140,867	447,027	-	5,587,894
Segment gross profit	1,018,104	639,637	-	1,657,741
Selling and engineering expenses	84,196	-	189,733	273,930
Administrative expenses	485,437	7,789	820,411	1,313,637
Gain on sale of property	-	(339,520)	-	(339,520)
Operating income (loss)	448,470	971,368	(1,010,144)	409,694
Other income	-	-	11,687	11,687
Income (loss) before income taxes	$448,470	$971,368	$(998,457)	$421,381

Depreciation	$289,799	$27,429	$-	$317,228

Capital expenditures	$42,683	$-	$-	$42,683

Segment Assets:
Accounts receivable, net	$4,154,075	$708,961	$-	$4,863,036
Inventories, net	5,510,050	1,538,011	-	7,048,061
Property, plant and equipment, net	9,236,351	1,224,258	-	10,460,609
Other assets	-	-	1,699,351	1,699,351
Total assets				$24,071,057

The Company does not allocate certain selling and administrative expenses for internal reporting, thus, no allocation was made for these expenses for segment disclosure purposes. Other income represents interest on securities. Segment assets reported internally are limited to accounts receivable, contract assets, inventory and long-lived assets. Certain long-lived assets of one plant location are allocated between the two segments based on estimated plant utilization, as this plant serves both fastener and assembly equipment activities. Other assets are not allocated to segments internally and to do so would be impracticable.

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2026
Automotive	$3,589,765	$44,004	$3,633,769
Non-automotive	2,208,853	1,008,895	3,217,748
Total net sales	$5,798,618	$1,052,899	$6,851,517

Three Months Ended March 31, 2025
Automotive	$3,798,658	$42,111	$3,840,769
Non-automotive	2,360,313	1,044,553	3,404,866
Total net sales	$6,158,971	$1,086,664	$7,245,635

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended March 31, 2026
United States	$4,563,408	$847,638	$5,411,046
Foreign	1,235,210	205,261	1,440,471
Total net sales	$5,798,618	$1,052,899	$6,851,517

Three Months Ended March 31, 2025
United States	$4,775,167	$915,692	$5,690,859
Foreign	1,383,804	170,972	1,554,776
Total net sales	$6,158,971	$1,086,664	$7,245,635

Note 9. Exit and disposal

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

Borrowings under the March 2025 Credit Agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate subject to 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. As of March 31, 2026 there were $1,000,000 in borrowings outstanding under the March 2025 Credit Agreement.

The March 2025 Credit Agreement maturity date is August 31, 2026.

The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of December 31, 2025 and March 31, 2026, the Company was not in compliance with all such financial covenants. As of December 31, 2025, the Company was not in compliance with the minimum annual profitability covenant, however, the Company was in compliance with the other financial covenants contained in the credit agreement. On February 27, 2026, the lender waived this covenant violation, and no new covenants were added to the credit agreement. As of March 31, 2026, the Company was not in compliance with the minimum net worth covenant, and the lender waived this covenant violation on May 6, 2026. As of March 31, 2026, the Company has made all required principal and interest payments under the March 2025 Credit Agreement.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for borrowings outstanding under the March 2025 Credit Agreement approximate their fair value due to their short-term nature and being subject to variable interest rates.

Note 11. Liquidity risk and going concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. The Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating loss of $381,591 and operating income of $409,694 for the three months ended March 31, 2026 and 2025, respectively. The Company’s liquid assets at March 31, 2026 consisted of cash and cash equivalents totaling $1,446,794. The Company's debt consists of $1,000,000 outstanding under the March 2025 Credit Agreement revolving line of credit at March 31, 2026. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

In response to these challenges, the Company has developed and begun implementing a series of strategic actions aimed at improving liquidity and ensuring business continuity. These actions include:

(a) taking action to sell certain H&L assets in the first half of 2026. These assets in the amount of $179,254 were classified as Assets held for sale at December 31, 2025 and March 31, 2026,

(b) renewal of the March 2025 Credit Agreement revolving line of credit with a borrowing capacity of $2,500,000 to continue to finance operations,

(c) leveraging the Company’s sales team to identify and execute on new sales opportunities and increase revenue; and

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis contains certain "forward-looking statements" which are inherently subject to risks and uncertainties that may cause actual events to differ materially from those discussed herein. Factors which may cause such differences in events include those disclosed under the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and in other fillings we make with the Securities and Exchange Commission. These factors include, among other things: risk related to the Company's ability to continue as a going concern, conditions in the domestic and international automotive industry, upon which we rely for sales revenue, the intense competition in our markets, the concentration of our sales with major customers, risks related to export sales, including the imposition of tariffs, the price and availability of raw materials, supply chain disruptions, labor relations issues and rising costs, losses related to product liability, warranty and recall claims, costs relating to compliance with environmental laws and regulations, information systems disruptions and the threat of cyber-attacks, geo-political events and disruptions, including the engagement of the U.S. in hostilities abroad and the resulting effect on supply chains, cost of raw materials and export sales, the loss of the services of our key employees, our indebtedness which could affect our financial flexibility, financial condition and competitive position, and our internal control over financial reporting where a material weakness was identified. Many of these factors are beyond our ability to control or predict. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to publish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events unless required under the federal securities laws.

Results of Operations

Sales for the three months ended March 31, 2026 were $6,851,517 compared to $7,245,635 for the three months ended March 31, 2025, a decrease of $394,118, or 5.4%. The quarter-over-quarter decrease in sales was primarily driven by lower order volumes from our fastener customers, reflecting softer demand across key end markets and broader macroeconomic conditions. Customers exhibited more cautious purchasing behavior during the period amid elevated interest rates, inflationary pressures, a renewed shortage in semiconductor supply, and ongoing economic uncertainty.

Gross margins for the three months ended March 31, 2026 were $958,459 compared to $1,657,741 for the three months ended March 31, 2025, a decrease of $699,282, or 42.2%. The decrease in gross margin was primarily driven by lower sales volumes, which reduced the absorption of fixed manufacturing costs, as well as an unfavorable sales mix.

Net loss for the three months ended March 31, 2026 was $362,015, or $0.37 per share, compared to net income of $401,022, or $0.42 per share for the three months ended March 31, 2025, a decrease of $763,037, or 190.3%. The decrease was primarily driven by lower sales volumes, reduced absorption of fixed manufacturing costs, and an unfavorable product mix partially offset by reductions in sales and administrative expenses. Operating results were impacted by weakened demand across automotive and general industrial markets, coupled with a more cautious customer ordering environment. Higher borrowing costs, persistent inflation, and general economic and geopolitical uncertainty contributed to delayed purchasing decisions and lower overall activity levels. Results for the current quarter were further affected by the absence of a $339,520 gain on the sale of the Albia facility recognized in the prior-year period.

Fastener segment sales were $5,798,618 for the three months ended March 31, 2026 compared to $6,158,971 for the three months ended March 31, 2025, a decrease of $360,353, or 5.9%. The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $3,589,765 for the three months ended March 31, 2026 compared to $3,798,658 for the three months ended March 31, 2025, a decrease of $208,893, or 5.5% primarily due to further slowdown in North American vehicle production and continued volatility across the Midwest automotive manufacturing sector. Industry-wide production fell in January 2026, leading to reduced order volumes from key original equipment manufacturers. In addition, elevated interest rates and ongoing economic uncertainty contributed to softer consumer demand, prompting inventory adjustments and cautious procurement behavior among our automotive customers. Fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,208,853 for the three months ended March 31, 2026 compared to $2,360,313 for the three months ended March 31, 2025, a decrease of $151,460, or 6.4%.

Assembly equipment segment sales were $1,052,899 for the three months ended March 31, 2026 compared to $1,086,664 for the three months ended March 31, 2025, a decrease of $33,765, or 3.1%.

Selling and administrative expenses were $1,340,050 for the three months ended March 31, 2026 compared to $1,587,567 for the three months ended March 31, 2025, a decrease of $247,517, or 15.6%, primarily due to reduced salaries, and reduced outside consulting and accounting fees. Selling and administrative expenses were 19.6% and 21.9% of sales in the three months ended March 31, 2026 and 2025, respectively. The Company believes that it has made substantial progress in continuing to implement its plans to reduce costs and improve efficiency and will continue to do so for the remainder of the year.

Other income for the three months ended March 31, 2026 was $1,933 compared to $11,687 for the three months ended March 31, 2025, a decrease of $9,754, or 83.5%. The decrease was primarily attributable to lower interest income earned on short-term investments, which declined due to a reduction in the average balance of such investments during the current period.

The Company’s effective tax rates were 4.6% and 4.9% for the three months ended March 31, 2026 and 2025, respectively. See Note 5. Income taxes to the Condensed Consolidated Financial Statements included herein for additional information.

Liquidity and Capital Resources

Working capital was $9,480,063 as of March 31, 2026, compared to $9,894,317 at the beginning of the year, a decrease of $414,254, or 4.2%.

On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. The non-revolving line of credit expired on December 31, 2025 and was not renewed. Borrowings under the March 2025 Credit Agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate subject to a 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. As of March 31, 2026, there was $1,000,000 in borrowings outstanding under the revolving line of credit and no borrowings under the non-revolving line of credit.

The March 2025 Credit Agreement maturity date is August 31, 2026.

The March 2025 Credit Agreement includes certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of December 31, 2025 and March 31, 2026, the Company was not in compliance with all such financial covenants. Specifically, the Company was not in compliance with the minimum annual profitability covenant, however, the Company was in compliance with the other financial covenants contained in the credit agreement. On February 27, 2026, the lender waived this covenant violation, and no new covenants were added to the credit agreement. As of March 31, 2026, the Company was not in compliance with the minimum net worth covenant, and the lender waived this covenant violation on May 6, 2026. As of March 31, 2026, the Company has made all required principal and interest payments under the March 2025 Credit Agreement.

See Note 10. Debt to the Condensed Consolidated Financial Statements included herein for additional information.

The Company also had outstanding total operating lease obligations of $404,395 of which $104,333 were classified as current within Other current liabilities in the Condensed Consolidated Balance Sheets at March 31, 2026.

See Note 7. Leases to the Condensed Consolidated Financial Statements included herein for additional information.

The Company has incurred significant recurring operating losses over the last two years, primarily driven by a continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating loss of $381,591 and operating income of $409,694 for the three months ended March 31, 2026 and 2025, respectively. The Company’s liquid assets at March 31, 2026 consisted of cash and cash equivalents totaling $1,446,794. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. In response, the Company has taken various strategic actions including (a) taking action to sell in the first half of 2026 certain H&L assets and in connection with such anticipated sale, the Company classified these assets in the amount of $179,254 as Assets held for sale in the Consolidated Balance Sheets at December 31, 2025, (b) renewal of the March 2025 Credit Agreement revolving line of credit with a borrowing capacity of $2,500,000 to continue to finance operations, (c) leveraging the Company’s sales team to identify and execute on new sales opportunities and increase revenue; and

(d) evaluation of other financing sources in addition to the March 2025 Credit Agreement, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

Outlook for the remainder of 2026

Fiscal 2026 guidance remains subject to ongoing macroeconomic uncertainty. We expect production volumes in the segments we serve to increase slightly with the added benefit of new customer awards ramping up in the second half of 2026. Our order volume is showing improvement in the first quarter of 2026 compared to the fourth quarter of 2025 but is not yet back to the levels we experienced in the past. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of tariffs and numerous market factors and geopolitical events that may impact our business in the coming year. The Company believes all of the actions to reduce costs in 2025 continue to better position us to manage this uncertainty, and we will continue to push efficiency improvements in the operations as well as seek appropriate price adjustments from customers and aggressively pursue new sales opportunities to drive volume back to historic levels. In addition, we will actively monitor and analyze potential impacts from tariffs and other external factors, including both challenges and opportunities resulting from tariffs and external factors, so that we are positioned to take actions promptly and as necessary to address such potential impacts. We believe our continued focus on efficiency improvements and driving new sales, as well as our long term operating experience, quality products, and customer service in a very competitive global marketplace will provide the foundation for improved operating results in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations with respect to this Item and, therefore, are not required to provide the information requested by this Item 3.

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

Remediation Plans for Material Weakness

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

(b) Changes in Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: May 8, 2026	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)