Form 10-Q
period 2026-06-30
CHICAGO RIVET & MACHINE CO
filed 2026-08-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

	June 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$770,752	$1,718,237
Accounts receivable - less allowances of $128,188 and $155,000	5,159,423	3,576,966
Contract assets	—	55,497
Inventories, net	6,337,028	6,170,980
Assets held for sale	179,254	179,254
Income taxes receivable	45,476	43,949
Other current assets	486,123	498,440
Total current assets	12,978,056	12,243,323
Property, plant and equipment, net	9,235,938	9,641,440
Deferred income taxes, net	1,001,242	1,001,242
Operating lease right-of-use asset, net	338,989	371,464
Deposits with vendors	43,970	43,970
Total assets	$23,598,195	$23,301,439
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,728,536	$742,292
Accrued wages and salaries	604,734	491,913
Other accrued liabilities	240,681	248,431
Unearned revenue and customer deposits	103,023	262,950
Current portion of operating lease liability	105,246	103,420
Current portion of line of credit	1,500,000	500,000
Total current liabilities	4,282,220	2,349,006
Operating lease liability - noncurrent	281,612	317,543
Deferred income taxes, net	1,141,588	1,141,588
Other long-term liabilities	440,000	660,000
Total liabilities	6,145,420	4,468,137
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding		—
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding as of June 30, 2026 and December 31, 2025	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	19,789,643	21,170,170
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	17,452,775	18,833,302
Total liabilities and shareholders' equity	$23,598,195	$23,301,439

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$7,236,625	$7,298,077	$14,088,141	$14,543,712
Cost of goods sold	6,673,313	6,323,015	12,566,371	11,910,909
Gross profit	563,312	975,062	1,521,770	2,632,803
Selling and administrative expenses	1,597,023	1,392,493	2,937,073	2,980,060
Gain on sale of property	—	—	—	(339,520)
Operating loss	(1,033,711)	(417,431)	(1,415,303)	(7,737)
Other income	62,387	2,383	64,321	14,070
(Loss) income before income taxes	(971,324)	(415,048)	(1,350,982)	6,333
Provision (benefit) for income taxes	18,204	(20,068)	561	291
Net (loss) income	$(989,528)	$(394,980)	$(1,351,543)	$6,042
.
Net (loss) income per common share:
Basic	$(1.02)	$(0.41)	$(1.40)	$0.01
Diluted	$(1.02)	$(0.41)	$(1.40)	$0.01
.
Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132
.
Cash dividends declared per share	$—	$0.03	$0.03	$0.06

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity
Balance, December 31, 2025	$-	966,132	$1,138,096	$447,134	$21,170,170	171,964	$(3,922,098)	$18,833,302
Net loss					(362,015)			(362,015)
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2026	$-	966,132	$1,138,096	$447,134	$20,779,171	171,964	$(3,922,098)	$18,442,303
Net loss					(989,528)			(989,528)
Balance, June 30, 2026	$-	966,132	$1,138,096	$447,134	$19,789,643	171,964	$(3,922,098)	$17,452,775

Balance, December 31, 2024	$-	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452
Net income					401,022			401,022
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2025	$-	966,132	$1,138,096	$447,134	$22,741,358	171,964	$(3,922,098)	$20,404,490
Net loss					(394,980)			(394,980)
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, June 30, 2025	$-	966,132	$1,138,096	$447,134	$22,317,394	171,964	$(3,922,098)	$19,980,526

See Notes to Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,351,543)	$6,042
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	583,224	621,765
Non-cash lease expense	(1,630)	25,325
Gain on disposal of assets, net	(16,568)	(339,520)
Provision for credit losses	(26,812)	(58,798)
Changes in operating assets and liabilities:
Accounts receivable	(1,555,645)	(1,687,147)
Contract assets	55,497	28,904
Inventories, net	(166,048)	55,960
Other current assets	10,790	(27,966)
Accounts payable	986,244	(386,017)
Accrued wages and salaries	112,821	103,456
Other accrued liabilities	(7,750)	(28,195)
Unearned revenue and customer deposits	(159,927)	(86,119)
Other long-term liabilities	(220,000)	(220,049)
Net cash used in operating activities	(1,757,347)	(1,992,359)
.
Cash flows from investing activities:
Capital expenditures	(189,154)	(93,703)
Proceeds from the sale of assets	28,000	687,905
Proceeds from short-term investments	—	247,276
Net cash (used in) provided by investing activities	(161,154)	841,478
.
Cash flows from financing activities:
Proceeds from debt	1,000,000	500,000
Cash dividends paid	(28,984)	(57,968)
Net cash provided by financing activities	971,016	442,032
.
Net decrease in cash and cash equivalents	(947,485)	(708,849)
Cash and cash equivalents at beginning of period	1,718,237	1,922,679
Cash and cash equivalents at end of period	$770,752	$1,213,830

Supplemental cash flows information:
Cash paid for interest	$26,299	$7,201
Cash paid for income taxes, net of refunds received	$2,087	$21,855
Non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$424,188

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant accounting policies

Basis of presentation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for the interim periods presented contain all adjustments necessary to present fairly the financial position of Chicago Rivet & Machine Co. (the “Company”) as of June 30, 2026 (unaudited) and December 31, 2025, and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these unaudited financial statements in accordance with applicable rules. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year.

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

At June 30, 2026, the Company's remaining accrued balance was $220,000 recorded in Other Accrued Liabilities and 440,000 recorded in Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets. The first installment of $177,000 was paid in January 2025 and the second installment of $220,000 was paid in January 2026. The remainder of approximately $43,000 was debited by the customer in 2024.

Note 4. Revenue

The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the second quarter of 2026, the Company realized $315,303 related to such contracts and has a remaining performance obligation of $34,894 which is expected to be recognized during the third quarter of 2026. At June 30, 2026, there were no contract assets relating to these contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of June 30, 2026 and December 31, 2025 accrued liabilities for warranty claims were $660,000 and $880,000, respectively. Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 5. Income taxes

The Company’s effective tax rates were zero and 4.6% for the six months ended June 30, 2026 and 2025, respectively.

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

A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Based upon the analysis performed as of June 30, 2026, management believes that it is more likely than not that the benefit from net operating loss ("NOL") carryforwards and other deferred tax assets will not be realized. Accordingly, management concluded to record a valuation allowance of ($2,206,619) on the deferred tax assets and recognized no deferred tax expense in the six months ended June 30, 2026. A valuation allowance was recorded as of December 31,

2025 for ($1,910,461). As of December 31, 2025, we have federal income tax NOL carryforwards of $10,305,677 and state NOL carryforwards were $3,408,759. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company's stock over the loss periods and prior to utilization of the carryforwards.

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

	June 30, 2026	December 31, 2025
Raw material	$2,295,485	$2,257,798
Work-in-process	1,847,320	1,587,646
Finished goods	2,608,164	2,739,477
Inventories, gross	6,750,969	6,584,921
Valuation allowance	(413,941)	(413,941)
Inventories, net	$6,337,028	$6,170,980

Other Accrued Liabilities

	June 30, 2026	December 31, 2025
Customer settlement - current	$220,000	$220,000
Other	20,681	28,431
Total	$240,681	$248,431

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

In addition to base rent, the Company is responsible for its proportionate share of common area maintenance (“CAM”) charges and other operating costs associated with the leased premises. These amounts are considered variable lease payments, based on actual costs incurred by the landlord and are not included in the measurement of the lease liability. The Company recorded variable lease expense of $11,068 and $20,891 in the three and six months ended June 30, 2026 within Selling and administrative expenses in the Condensed Consolidated Statements of Operations. The Company did not record variable lease expense in the three and six months ended June 30, 2025 due to six months abatement.

As of June 30, 2026, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Fiscal year	Operating Lease
2026 (July - December)	$52,015
2027	107,071
2028	110,721
2029	114,371
2030	78,478
Thereafter	—
Total undiscounted minimum lease payments	462,656
Less: Present value discount	(75,798)
Lease liability	$386,858

Discount rate - operating lease	8.5%
.
Weighted average remaining lease term	50 months
.
Lease cost
Lease cost for the three months ended June 30, 2026	$24,887
Lease cost for the six months ended June 30, 2026	$49,774

Supplemental cash flows information:	June 30, 2026
Cash paid for amounts included in the measurement of lease liability
Operating cash flows for operating lease	$51,406

The Company has elected the short-term lease exemption for leases with an initial term of twelve months or less. Under this election, the Company recognized rent expense on a straight-line basis over the lease term within the Condensed Consolidated Statements of Operations. This exemption applied to the month-to-month lease agreement for the Company’s former headquarters located in Naperville, Illinois. The lease termination date was April 30, 2025. The Company recorded rent expense related to this lease of $9,400 and $37,600 in the three and six months ended June 30, 2025.

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

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2026
Net sales	$6,253,416	$987,561		$7,240,977
Add: intercompany sales adjustment	(4,352)	-		(4,352)
Total sales to external customers	6,249,064	987,561		7,236,625
Cost of goods sold	6,013,463	659,850		6,673,313
Segment gross profit	235,601	327,711		563,312
Selling and engineering expenses	92,649	27,272	247,715	367,636
Administrative expenses	460,139	1,749	767,499	1,229,387
Operating income (loss)	(317,187)	298,690	(1,015,214)	(1,033,711)
Other income	61,197	—	1,190	62,387
Income (loss) before income taxes	$(255,990)	$298,690	$(1,014,024)	$(971,324)
.
Depreciation	$267,817	$24,266	$-	$292,083

Capital expenditures	$96,182	$-	$-	$96,182

Six Months Ended June 30, 2026
Net sales	$12,052,033	$2,040,460		$14,092,493
Less: intercompany sales	(4,352)	-		(4,352)
Total sales to external customers	12,047,681	2,040,460		14,088,141
Cost of goods sold	11,266,801	1,299,570		12,566,371
Segment gross profit	780,880	740,890		1,521,770
Selling and engineering expenses	151,630	53,831	461,897	667,358
Administrative expenses	922,034	2,869	1,344,812	2,269,715
Operating income (loss)	(292,784)	684,190	(1,806,709)	(1,415,303)
Other income (1)	61,232	—	3,089	64,321
Income (loss) before income taxes	$(231,552)	$684,190	$(1,803,620)	$(1,350,982)

Depreciation	$534,694	$48,530	$-	$583,224

Capital expenditures	$189,154	$-	$-	$189,154

Segment assets:
Accounts receivable, net	$4,567,149	$592,274		$5,159,423
Inventories, net	4,449,909	1,887,119		6,337,028
Assets held for sale	179,254	—		179,254
Property, plant and equipment, net	8,011,681	1,224,257		9,235,938
Other assets			2,686,552	2,686,552
Total assets				$23,598,195

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended June 30, 2025
Net sales	$6,412,298	$900,862	$—	$7,313,160
Less: intercompany sales	(15,083)	-	-	(15,083)
Total sales to external customers	6,397,215	900,862	-	7,298,077
Cost of goods sold	5,764,491	558,524	-	6,323,015
Segment gross profit	632,724	342,338	-	975,062
Selling and engineering expenses	60,636	16,001	181,330	257,967
Administrative expenses	454,759	3,257	676,510	1,134,526
Operating income (loss)	117,329	323,080	(857,840)	(417,431)
Other income	-	-	2,383	2,383
Income (loss) before income taxes	$117,329	$323,080	$(855,457)	$(415,048)

Depreciation	$277,108	$27,429	$-	$304,537

Capital expenditures	$51,020	$-	$-	$51,020

Six Months Ended June 30, 2025
Net sales	$12,607,849	$1,987,526	$—	$14,595,375
Less: intercompany sales	(51,663)	-	-	(51,663)
Total sales to external customers	12,556,186	1,987,526	-	14,543,712
Cost of goods sold	10,905,358	1,005,550	-	11,910,909
Segment gross profit	1,650,828	981,975	-	2,632,803
Selling and engineering expenses	144,832	16,001	371,064	531,898
Administrative expenses	940,196	11,046	1,496,921	2,448,162
Gain on sale of property (1)	-	(339,520)	-	(339,520)
Operating income (loss)	565,800	1,294,448	(1,867,985)	(7,737)
Other income	-	-	14,070	14,070
Income (loss) before income taxes	$565,800	$1,294,448	$(1,853,915)	$6,333

Depreciation	$566,907	$54,858	$-	$621,765

Capital expenditures	$93,703	$-	$-	$93,703

Segment Assets:
Accounts receivable, net	$4,087,168	$753,688	$-	$4,840,856
Inventories, net	4,868,858	1,571,352	-	6,440,210
Property, plant and equipment, net	8,982,835	1,224,258	-	10,207,093
Other assets	-	19,907	2,132,266	2,152,173
Total assets				$23,640,332

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

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2026
Automotive	$4,226,830	$22,042	$4,248,872
Non-automotive	2,022,234	965,519	2,987,753
Total net sales	$6,249,064	$987,561	$7,236,625

Three Months Ended June 30, 2025
Automotive	$3,849,079	$108,530	$3,957,609
Non-automotive	2,548,136	792,332	3,340,468
Total net sales	$6,397,215	$900,862	$7,298,077

Six Months Ended June 30, 2026
Automotive	$7,816,595	$66,046	$7,882,641
Non-automotive	4,231,086	1,974,414	6,205,500
Total net sales	$12,047,681	$2,040,460	$14,088,141

Six Months Ended June 30, 2025
Automotive	$7,647,737	$150,641	$7,798,378
Non-automotive	4,908,449	1,836,885	6,745,334
Total net sales	$12,556,186	$1,987,526	$14,543,712

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended June 30, 2026
United States	$4,827,314	$817,089	$5,644,403
Foreign	1,421,750	170,472	1,592,222
Total net sales	$6,249,064	$987,561	$7,236,625

Three Months Ended June 30, 2025
United States	$4,460,995	$650,105	$5,111,100
Foreign	1,936,220	250,757	2,186,977
Total net sales	$6,397,215	$900,862	$7,298,077

Six Months Ended June 30, 2026
United States	$9,390,722	$1,664,727	$11,055,449
Foreign	2,656,959	375,733	3,032,692
Total net sales	$12,047,681	$2,040,460	$14,088,141

Six Months Ended June 30, 2025
United States	$9,236,162	$1,565,797	$10,801,959
Foreign	3,320,024	421,729	3,741,753
Total net sales	$12,556,186	$1,987,526	$14,543,712

Note 9. Exit and disposal

On February 25, 2025, the Company completed the sale of the Albia manufacturing facility's remaining assets and real estate for total net cash proceeds of approximately $678,000, and recorded a gain of $339,520 within Gain on sale of property in the Condensed Consolidated Statements of Operations.

Note 10. Debt

March 2025 Credit Agreement. On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. The non-revolving line of credit expired on December 31, 2025 and the Company did not renew it. Borrowings under the March 2025 Credit Agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate subject to 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. As of June 30, 2026 there were $1,500,000 in borrowings outstanding under the March 2025 Credit Agreement. On July 31, 2026, the Company paid off the amounts outstanding under the March 2025 Credit Agreement and terminated this agreement.

The March 2025 Credit Agreement included certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of December 31, 2025, March 31, 2026, and June 30, 2026, the Company was not in compliance with all such financial covenants. On February 27, 2026, the lender waived the covenant violation, and no new covenants were added to the credit agreement. As of March 31, 2026, the Company was not in compliance with the minimum net worth covenant, and the lender waived this covenant violation on May 6, 2026. As of June 30, 2026, the Company has made all required principal and interest payments under the March 2025 Credit Agreement.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for borrowings outstanding under the March 2025 Credit Agreement approximate their fair value due to their short-term nature and being subject to variable interest rates.

July 2026 Related Party Note. On July 31, 2026, the Company entered into a one-year loan and security agreement with a related party (the "July 2026 Related Party Note"), renewable annually, and consisting of one term loan in the amount of $1,500,000. Borrowings under the July 2026 Related Party Note bear interest at a fluctuating rate per annum equal to 1.25% plus the applicable prime rate subject to 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The July 2026 Related Party Note contains a single financial covenant requiring the Company to obtain the lender's consent before paying any dividends.

Note 11. Liquidity risk and going concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. The Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating losses of $1,033,711 and $417,431 for the three months ended June 30, 2026 and 2025, respectively. The Company reported operating losses of $1,415,303 and $7,737 for the six months ended June 30, 2026 and 2025, respectively. The Company’s liquid assets at June 30, 2026 consisted of cash and cash equivalents totaling $770,752. The Company's debt consists of $1,500,000 outstanding under the March 2025 Credit Agreement revolving line of credit at June 30, 2026. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

In response to these challenges, the Company has developed and begun implementing a series of strategic actions aimed at improving liquidity and ensuring business continuity. These actions include:

(a) taking action to sell certain H&L assets in 2026. These assets in the amount of $179,254 were classified as Assets held for sale at December 31, 2025 and June 30, 2026,

(b) paying off the amounts outstanding under the March 2025 Credit Agreement revolving line of credit and entering into a term loan with a related party to continue financing operations under more favorable terms,

(c) leveraging the Company’s sales team to identify and execute on new sales opportunities and increase revenue; and

(d) evaluating other financing sources, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

Note 12. Related party

On July 31, 2026, the Company entered into a loan agreement with CRM Funding, LLC, which is wholly-owned by John A. Morrissey, a beneficial owner of approximately 10.35% of the Company’s outstanding common stock. Pursuant to the loan agreement, CRM Funding, LLC agreed to provide the Company with a term loan in the principal amount of $1,500,000. Because Mr. Morrissey beneficially owns more than 5% of the Company’s voting securities and indirectly holds a material interest in the loan through his ownership of CRM Funding, LLC, the transaction constitutes a related person transaction under Item 404(a) of Regulation S-K.

The loan bears interest at a rate of 1.25% plus prime per annum, with a floor of 7.0%, and matures on July 31, 2027. Interest is payable monthly, and the Company may prepay the loan at any time without penalty. The loan is secured by a lien on all of the Company’s assets. The Company used the loan proceeds for working capital and general corporate purposes.

The Audit Committee and Board of Directors reviewed and approved the transaction in accordance with the Company’s related person transaction policy. In approving the transaction, the Audit Committee and Board of Directors considered, among other factors, the Company’s financing alternatives, prevailing market terms for comparable loans, the shareholder’s relationship with the Company, and the determination of management that the terms of the loan were consistent with market terms and were fair to, and in the best interests of, the Company and its shareholders.

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

Results of Operations

Sales for the three months ended June 30, 2026 were $7,236,625 compared to $7,298,077 for the three months ended June 30, 2025, a decrease of $61,452, or 0.8%. Sales for the six months ended June 30, 2026 were $14,088,141 compared to $14,543,712 for the six months ended June 30, 2025, a decrease of $455,571, or 3.1%. The year-over-year decrease in sales was primarily driven by lower order volumes from our fastener customers, reflecting softer demand across key end markets and broader macroeconomic conditions. Customers exhibited more cautious purchasing behavior during the period amid elevated interest rates, inflationary pressures, a renewed shortage in semiconductor supply, and ongoing economic uncertainty resulting, in part, from geopolitical events.

Gross margins for the three months ended June 30, 2026 were $563,312 compared to $975,062 for the three months ended June 30, 2025, a decrease of $411,750, or 42.2%. Gross margins for the six months ended June 30, 2026 were 1,521,770 compared to 2,632,803 for the six months ended June 30, 2025, a decrease of $1,111,033, or 42.2%. The decrease in gross margin was primarily driven by lower sales volumes, which reduced the absorption of fixed manufacturing costs, as well as an unfavorable sales mix. Gross margins were further impacted by increases in raw material and labor costs, together with ongoing inflationary pressures across manufacturing operations, which were not fully offset through pricing actions or operational efficiencies.

Net loss for the three months ended June 30, 2026 was $989,528, or $1.02 per share, compared to net loss of $394,980, or $0.41 per share for the three months ended June 30, 2025, an increase of $594,548, or 150.5%. Net loss for the six months ended June 30, 2026 was $1,351,543, or $1.40 per share, compared to net income of $6,042, or $0.01 per share for the six months ended June 30, 2025. The increase in net loss was primarily driven by lower sales volumes, reduced absorption of fixed manufacturing costs, and an unfavorable product mix partially offset by slight reductions in sales and administrative expenses. Operating results were impacted by weakened demand across general industrial markets, coupled with a more cautious customer ordering environment. Higher borrowing costs, persistent inflation, and general economic and geopolitical uncertainty contributed to delayed purchasing decisions and lower overall activity levels. Results for the year-to-date period were further affected by the absence of a $339,520 gain on the sale of the Albia facility recognized in the prior-year period.

Fastener segment sales were $6,249,064 for the three months ended June 30, 2026 compared to $6,397,215 for the three months ended June 30, 2025, a decrease of $148,151, or 2.3%. Fastener segment sales were $12,047,681 for the six months ended June 30, 2026 compared to $12,556,186 for the six months ended June 30, 2025, a decrease of $508,505, or 4.0%, reflecting lower sales to non-automotive customers, particularly in the construction and electronics markets, which more than offset modest growth in sales to automotive customers from key original equipment manufacturers. North American vehicle production remains challenged, and uncertainty continues to affect broader automotive industry demand trends. In addition, elevated interest rates and ongoing economic uncertainty continue to contribute to softer consumer demand, prompting inventory adjustments and cautious procurement behavior among our automotive customers. The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $4,226,830 for the three months ended June 30, 2026 compared to $3,849,079 for the three months ended June 30, 2025, an increase of $377,751, or 9.8%. Sales to automotive customers were $7,816,595 for the six months ended June 30, 2026 compared to $7,647,737 for the six months ended June 30, 2025, an increase of $168,858, or 2.2%. Fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,022,234 for the three months ended June 30, 2026 compared to $2,548,136 for the three months ended June 30, 2025, a decrease of $525,902, or 20.6%. Fastener segment sales to non-automotive customers were $4,231,086 for the six months ended June 30, 2026 compared to $4,908,449 for the six months ended June 30, 2025, a decrease of $677,363 or 13.8%.

Assembly equipment segment sales were $987,561 for the three months ended June 30, 2026 compared to $900,862 for the three months ended June 30, 2025, an increase of $86,699, or 9.6%. Assembly equipment segment sales were $2,040,460 for the six months ended June 30, 2026 compared to $1,987,526 for the six months ended June 30, 2025, an increase of $52,934, or 2.7%.

Selling and administrative expenses were $1,597,023 for the three months ended June 30, 2026 compared to $1,392,493 for the three months ended June 30, 2025, an increase of $204,530, or 14.7%. Selling and administrative expenses were $2,937,073 for the six months ended June 30, 2026 compared to $2,980,060 for the six months ended June 30, 2025, a slight decrease of $42,987 or 1.4%. Selling and administrative expenses were 22.1% and 19.1% of sales in the three months ended June 30, 2026 and 2025, respectively. The Company believes that it has made substantial progress in continuing to implement its plans to reduce costs and improve efficiency and will continue to do so for the remainder of the year.

Other income for the three months ended June 30, 2026 was $62,387 compared to $2,383 for the three months ended June 30, 2025, an increase of $60,004. Other income for the six months ended June 30, 2026 was $64,321 compared to $14,070 for the six months ended June 30, 2025, an increase of $50,251 primarily attributable to the gain on the sale of certain H&L assets.

The Company’s effective tax rates were zero and 4.6% for the six months ended June 30, 2026 and 2025, respectively.

See Note 5. Income taxes to the Condensed Consolidated Financial Statements included herein for additional information.

Liquidity and Capital Resources

Working capital was $8,695,836 as of June 30, 2026, compared to $9,894,317 at the beginning of the year, a decrease of $1,198,481, or 12.1%.

On March 6, 2025, the Company entered into a one-year $3,000,000 operating credit agreement (the “March 2025 Credit Agreement”), renewable annually, and consisting of a: (a) $2,500,000 revolving line of credit, and (b) $500,000 non-revolving line of credit. The non-revolving line of credit expired on December 31, 2025 and was not renewed. Borrowings under the March 2025 Credit Agreement bear interest at a fluctuating rate per annum equal to 1% plus the applicable prime rate subject to a 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. As of June 30, 2026, there was $1,500,000 in borrowings outstanding under the revolving line of credit and no borrowings under the non-revolving line of credit. On July 31, 2026, the Company paid off the amounts outstanding under the March 2025 Credit Agreement and terminated this agreement.

The March 2025 Credit Agreement included certain financial covenants such as minimum profitability for the twelve months ended December 31, 2025, and minimum tangible net worth. As of December 31, 2025, March 31, 2026, and June 30, 2026, the Company was not in compliance with all such financial covenants. On February 27, 2026, the lender waived the covenant violation, and no new covenants were added to the credit agreement. As of March 31, 2026, the Company was not in compliance with the minimum net worth covenant, and the lender waived this covenant violation on May 6, 2026. As of June 30, 2026, the Company has made all required principal and interest payments under the March 2025 Credit Agreement.

On July 31, 2026, the Company entered into a one-year loan and security agreement with a related party (the "July 2026 Related Party Note"), renewable annually, and consisting of one term loan in the amount of $1,500,000. Borrowings under the July 2026 Related Party Note bear interest at a fluctuating rate per annum equal to 1.25% plus the applicable prime rate subject to 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The July 2026 Related Party Note contains a single financial covenant requiring the Company to obtain the lender's consent before paying any dividends.

See Note 10. Debt to the Condensed Consolidated Financial Statements included herein for additional information.

The Company also had outstanding total operating lease obligations of $386,858 of which $105,246 were classified as current within Other current liabilities in the Condensed Consolidated Balance Sheets at June 30, 2026.

See Note 7. Leases to the Condensed Consolidated Financial Statements included herein for additional information.

The Company has incurred significant recurring operating losses over the last two years, primarily driven by a continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating losses of $1,033,711 and $417,431 for the three months ended June 30, 2026 and 2025, respectively. The Company reported operating losses of $1,415,303 and $7,737 for the six months ended June 30, 2026 and 2025, respectively. The Company’s liquid assets at June 30, 2026 consisted of cash and cash equivalents totaling $770,752. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. In response, the Company has taken various strategic actions including (a) taking action to sell certain H&L assets in 2026 and in connection with such anticipated sale, the Company classified these assets in the amount of $179,254 as Assets held for sale in the Consolidated Balance Sheets at December 31, 2025 and June 30, 2026, (b) paying off the amounts outstanding under the March 2025 Credit Agreement revolving line of credit and entering into a term loan with a related party to continue financing operations under more favorable terms, (c) leveraging the Company’s sales team to identify and execute on new sales opportunities and increase revenue; and (d) evaluating other financing sources in addition to the March 2025 Credit Agreement, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

Outlook for the remainder of 2026

Fiscal 2026 guidance remains subject to ongoing macroeconomic uncertainty. We expect production volumes in the segments we serve to increase slightly with the added benefit of new customer awards ramping up in the second half of 2026. Overall, results remain consistent with our 2026 outlook, supported by modest improvement in automotive demand, while non-automotive markets continue to lag expectations. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of tariffs and numerous market factors and geopolitical events that may impact our business in the coming year. The Company believes all of the actions to reduce costs in 2025 continue to better position us to manage this uncertainty, and we will continue to push efficiency improvements in operations and seek to reduce operating expenses, as well as seek appropriate price adjustments from customers and aggressively pursue new sales opportunities to drive volume back to historic levels. While sales in the fastener segments remain lower than anticipated, the company's sales team's focus over the last year on new business with existing customers, new customers and new products is progressing and the company expects these efforts to begin showing meaningful progress in the fourth quarter and full year 2027 based on discussions and negotiations that are in progress. We will also seek to achieve a more favorable sales mix, and aggressively manage our cost of goods sold, to improve our operating margin. In addition, we will actively monitor and analyze potential impacts from tariffs and other external factors, including both challenges and opportunities resulting from tariffs and external factors, so that we are positioned to take actions promptly and as necessary to address such potential impacts. We believe our continued focus on efficiency improvements and driving new sales, as well as our long term operating experience, quality products, and customer service in a very competitive global marketplace will provide the foundation for improved operating results in the future.

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

(b) Changes in Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: August 6, 2026	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2026	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)