Form 10-Q
period 2026-09-30
CHICAGO RIVET & MACHINE CO
filed 2026-11-06
CIK 19871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 4, 2026 there were 966,132 shares of the registrant’s common stock outstanding.

CHICAGO RIVET & MACHINE CO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Balance Sheets

	September 30, 2026 (unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$633,933	$1,718,237
Accounts receivable - less allowances of $128,188 and $155,000	4,906,713	3,576,966
Contract assets	13,907	55,497
Inventories, net	6,731,913	6,170,980
Assets held for sale	179,254	179,254
Income taxes receivable	602	43,949
Other current assets	516,285	498,440
Total current assets	12,982,607	12,243,323
Property, plant and equipment, net	9,116,403	9,641,440
Deferred income taxes, net	1,001,242	1,001,242
Operating lease right-of-use asset, net	322,197	371,464
Deposits with vendors	43,970	43,970
Total assets	$23,466,419	$23,301,439
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,391,754	$742,292
Accrued wages and salaries	629,697	491,913
Other accrued liabilities	305,220	248,431
Unearned revenue and customer deposits	152,417	262,950
Current portion of operating lease liability	106,158	103,420
Current portion of line of credit	—	500,000
Related party note	1,500,000	—
Total current liabilities	5,085,246	2,349,006
Operating lease liability - noncurrent	262,787	317,543
Deferred income taxes, net	1,141,588	1,141,588
Other long-term liabilities	440,000	660,000
Total liabilities	6,929,621	4,468,137
Commitments and contingencies (Note 3)
Shareholders' Equity:
Preferred stock, no par value, 500,000 shares authorized: none outstanding	—	—
Common stock, $1.00 par value, 4,000,000 shares authorized, 1,138,096 shares issued; 966,132 shares outstanding as of September 30, 2026 and December 31, 2025	1,138,096	1,138,096
Additional paid-in capital	447,134	447,134
Retained earnings	18,873,666	21,170,170
Treasury stock, 171,964 shares at cost	(3,922,098)	(3,922,098)
Total shareholders' equity	16,536,798	18,833,302
Total liabilities and shareholders' equity	$23,466,419	$23,301,439

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$7,530,167	$7,360,284	$21,618,309	$21,903,997
Cost of goods sold	6,858,357	6,030,788	19,424,728	17,941,697
Gross profit	671,810	1,329,496	2,193,581	3,962,300
Selling and administrative expenses	1,588,803	1,264,926	4,525,876	4,244,987
Gain on sale of property	—	—	—	(339,520)
Operating (loss) income	(916,993)	64,570	(2,332,295)	56,833
Other income	890	2,711	65,210	16,782
(Loss) income before income taxes	(916,103)	67,281	(2,267,085)	73,615
(Benefit) provision for income taxes	(126)	(291)	435	—
Net (loss) income	$(915,977)	$67,572	$(2,267,520)	$73,615
.
Net (loss) income per common share:
Basic	$(0.95)	$0.07	$(2.35)	$0.08
Diluted	$(0.95)	$0.07	$(2.35)	$0.08
.
Weighted average common shares outstanding:
Basic	966,132	966,132	966,132	966,132
Diluted	966,132	966,132	966,132	966,132
.
Cash dividends declared per share	$—	$0.03	$0.03	$0.09

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

		Common Stock				Treasury Stock, At Cost
	Preferred Stock Amount	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Shares	Amount	Total Shareholders’ Equity
Balance, December 31, 2025	$-	966,132	$1,138,096	$447,134	$21,170,170	171,964	$(3,922,098)	$18,833,302
Net loss					(362,015)			(362,015)
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2026	$-	966,132	$1,138,096	$447,134	$20,779,171	171,964	$(3,922,098)	$18,442,303
Net loss					(989,528)			(989,528)
Balance, June 30, 2026	$-	966,132	$1,138,096	$447,134	$19,789,643	171,964	$(3,922,098)	$17,452,775
Net loss					(915,977)			(915,977)
Balance, September 30, 2026	$-	966,132	$1,138,096	$447,134	$18,873,666	171,964	$(3,922,098)	$16,536,798

Balance, December 31, 2024	$-	966,132	$1,138,096	$447,134	$22,369,320	171,964	$(3,922,098)	$20,032,452
Net income					401,022			401,022
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, March 31, 2025	$-	966,132	$1,138,096	$447,134	$22,741,358	171,964	$(3,922,098)	$20,404,490
Net loss					(394,980)			(394,980)
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, June 30, 2025	$-	966,132	$1,138,096	$447,134	$22,317,394	171,964	$(3,922,098)	$19,980,526
Net income					67,572			67,572
Dividends declared ($0.03 per share)					(28,984)			(28,984)
Balance, September 30, 2025	$-	966,132	$1,138,096	$447,134	$22,355,982	171,964	$(3,922,098)	$20,019,114

See Notes to Condensed Consolidated Financial Statements.

CHICAGO RIVET & MACHINE CO.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(2,267,520)	$73,615
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	875,072	920,228
Non-cash lease expense	(2,751)	50,592
Gain on disposal of assets, net	(16,568)	(329,994)
Provision for credit losses	(26,812)	(422)
Changes in operating assets and liabilities:
Accounts receivable	(1,302,935)	(1,753,891)
Contract assets	41,590	38,351
Inventories, net	(560,933)	146,975
Other current assets	25,502	(212,895)
Accounts payable	1,649,462	(197,104)
Accrued wages and salaries	137,784	245,397
Other accrued liabilities	56,789	19,608
Unearned revenue and customer deposits	(110,533)	(124,831)
Other long-term liabilities	(220,000)	(220,000)
Net cash used in operating activities	(1,721,853)	(1,344,371)
.
Cash flows from investing activities:
Capital expenditures	(361,467)	(239,618)
Proceeds from the sale of assets	28,000	683,905
Proceeds from short-term investments	—	247,276
Net cash (used in) provided by investing activities	(333,467)	691,563
.
Cash flows from financing activities:
Proceeds from related party note	1,500,000	—
Proceeds from line of credit	1,000,000	500,000
Payments on line of credit	(1,500,000)	—
Cash dividends paid	(28,984)	(86,952)
Net cash provided by financing activities	971,016	413,048
.
Net decrease in cash and cash equivalents	(1,084,304)	(239,760)
Cash and cash equivalents at beginning of period	1,718,237	1,922,679
Cash and cash equivalents at end of period	$633,933	$1,682,919

Supplemental cash flows information:
Cash paid for interest	$56,639	$18,017
Cash paid for income taxes, net of refunds	$(42,913)	$45,000
Non-cash investing and financing activities:
Operating lease right-of-use asset obtained in exchange for operating lease liability	$—	$435,149

See Notes to Condensed Consolidated Financial Statements

CHICAGO RIVET & MACHINE CO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Significant accounting policies

Basis of presentation. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements for the interim periods presented contain all adjustments necessary to present fairly the financial position of Chicago Rivet & Machine Co. (the “Company”) as of September 30, 2026 (unaudited) and December 31, 2025, and the results of operations and changes in cash flows for the indicated periods. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted from these unaudited financial statements in accordance with applicable rules. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year.

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

At September 30, 2026, the Company's remaining accrued balance was $220,000 recorded in Other Accrued Liabilities and $440,000 recorded in Other Long-Term Liabilities within the Condensed Consolidated Balance Sheets. The first installment of $177,000 was paid in January 2025 and the second installment of $220,000 was paid in January 2026. The remainder of approximately $43,000 was debited by the customer in 2024.

Note 4. Revenue

The Company operates in the fastener industry and is in the business of producing and selling rivets, cold-formed fasteners and parts, screw machine products, automatic rivet setting machines and parts and tools for such machines. Revenue is recognized when control of the promised goods or services is transferred to our customers, generally upon shipment of goods or completion of services, in an amount that reflects the consideration we expect to receive in exchange for those goods or services. For certain assembly equipment segment transactions, revenue is recognized based on progress toward completion of the performance obligation using a labor-based measure. Labor incurred and specific material costs are compared to milestone payments per sales contract. Based on our experience, this method most accurately reflects the transfer of goods under such contracts. During the third quarter of 2026, the Company realized $235,812 related to such contracts and has a remaining performance obligation of $239,535 which is expected to be recognized during the fourth quarter of 2026. At September 30, 2026, there were $13,907 of contract assets relating to these contracts.

Sales taxes we may collect concurrent with revenue producing activities are excluded from revenue. Revenue is recognized net of certain sales adjustments to arrive at net sales as reported on the statement of operations. These adjustments primarily relate to customer returns and allowances, which vary over time. The Company records a liability and reduction in sales for estimated product returns based upon historical experience. If we determine that our obligation under warranty claims is probable and subject to reasonable determination, an estimate of that liability is recorded as an offset against revenue at that time. As of September 30, 2026 and December 31, 2025 accrued liabilities for warranty claims were $660,000 and $880,000, respectively. Cash received by the Company prior to transfer of control is recorded as unearned revenue.

Shipping and handling fees billed to customers are recognized in net sales, and related costs as cost of sales, when incurred.

Sales commissions are expensed when incurred because the amortization period is less than one year. These costs are recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations.

Note 5. Income taxes

The Company’s effective tax rates were approximately zero for the nine months ended September 30, 2026 and 2025, respectively.

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

A valuation allowance is established when necessary to reduce deferred income tax assets to the amounts expected to be realized. Based upon the analysis performed as of September 30, 2026, management believes that it is more likely than not that the benefit from net operating loss ("NOL") carryforwards and other deferred tax assets will not be realized. Accordingly, management concluded to record a valuation allowance of ($2,415,216) on the deferred tax assets and recognized no deferred tax expense in the nine months ended September 30, 2026. A valuation allowance was recorded as of December 31, 2025 for ($1,910,461). As of December 31, 2025, we have federal income tax NOL carryforwards of $10,305,677 and state NOL carryforwards were $3,407,770. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company's stock over the loss periods and prior to utilization of the carryforwards.

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

	September 30, 2026	December 31, 2025
Raw material	$2,866,252	$2,257,798
Work-in-process	1,786,815	1,587,646
Finished goods	2,487,129	2,739,477
Inventories, gross	7,140,196	6,584,921
Valuation allowance	(408,283)	(413,941)
Inventories, net	$6,731,913	$6,170,980

Other Accrued Liabilities

	September 30, 2026	December 31, 2025
Customer settlement - current	$220,000	$220,000
Other	85,220	28,431
Total	$305,220	$248,431

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

In addition to base rent, the Company is responsible for its proportionate share of common area maintenance (“CAM”) charges and other operating costs associated with the leased premises. These amounts are considered variable lease payments, based on actual costs incurred by the landlord and are not included in the measurement of the lease liability. The Company recorded within Selling and administrative expenses in the Condensed Consolidated Statements of Operations variable lease expense of $9,955 and $30,845 in the three and nine months ended September 30, 2026, and $3,062 in the three and nine months ended September 30, 2025 due to six months abatement.

As of September 30, 2026, the expected annual minimum lease payments of the Company’s operating lease liability were as follows:

Fiscal year	Operating Lease
2026 (October - December)	$26,007
2027	107,071
2028	110,721
2029	114,371
2030	78,478
Total undiscounted minimum lease payments	436,648
Less: Present value discount	(67,703)
Lease liability	$368,945

Discount rate - operating lease	8.5%
.
Weighted average remaining lease term	47 months
.
Lease cost
Lease cost for the three months ended September 30, 2026	$24,887
Lease cost for the nine months ended September 30, 2026	$74,662

Supplemental cash flows information:	September 30, 2026
Cash paid for amounts included in the measurement of lease liability
Operating cash flows for operating lease	$77,413

The Company has elected the short-term lease exemption for leases with an initial term of twelve months or less. Under this election, the Company recognized rent expense on a straight-line basis over the lease term within the Condensed Consolidated Statements of Operations. This exemption applied to the month-to-month lease agreement for the Company’s former headquarters located in Naperville, Illinois. The lease termination date was April 30, 2025. The Company recorded no rent expense related to this lease in the three months ended September 30, 2025 and $37,600 in the nine months ended September 30, 2025.

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

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2026
Net sales	$6,492,413	$1,040,737	$—	$7,533,150
Less: intercompany sales	(2,983)	-	-	(2,983)
Total sales to external customers	6,489,430	1,040,737	-	7,530,167
Cost of goods sold	6,215,161	643,196	-	6,858,357
Segment gross profit	274,269	397,541	-	671,810
Selling and engineering expenses	66,625	9,305	200,542	276,472
Administrative expenses	466,636	1,410	844,285	1,312,331
Operating (loss) income	(258,992)	386,826	(1,044,827)	(916,993)
Other income	—	—	890	890
(Loss) income before income taxes	$(258,992)	$386,826	$(1,043,937)	$(916,103)
.
Depreciation	$267,583	$24,265	$-	$291,848

Capital expenditures	$172,313	$-	$-	$172,313

Nine Months Ended September 30, 2026
Net sales	$18,544,447	$3,081,197	$—	$21,625,644
Less: intercompany sales	(7,335)	-	-	(7,335)
Total sales to external customers	18,537,112	3,081,197	-	21,618,309
Cost of goods sold	17,481,962	1,942,766	-	19,424,728
Segment gross profit	1,055,150	1,138,431	-	2,193,581
Selling and engineering expenses	218,255	63,136	662,439	943,830
Administrative expenses	1,388,670	4,279	2,189,097	3,582,046
Operating (loss) income	(551,775)	1,071,016	(2,851,536)	(2,332,295)
Other income	61,232	—	3,978	65,210
Income (loss) before income taxes	$(490,542)	$1,071,016	$(2,847,558)	$(2,267,085)

Depreciation	$802,277	$72,795	$-	$875,072

Capital expenditures	$361,467	$-	$-	$361,467

Segment assets:
Accounts receivable, net	$4,206,157	$700,556	$-	$4,906,713
Inventories, net	4,763,352	1,968,561	-	6,731,913
Assets held for sale	179,254	—	-	179,254
Property, plant and equipment, net	7,892,145	1,224,258	-	9,116,403
Other assets			2,532,136	2,532,136
Total assets				$23,466,419

	Fastener	Assembly Equipment	Other	Consolidated
Three Months Ended September 30, 2025
Net sales	$6,398,873	$926,335	$—	$7,325,208
Less: intercompany sales	35,076	-	-	35,076
Total sales to external customers	6,433,949	926,335	-	7,360,284
Cost of goods sold	5,555,772	475,016	-	6,030,788
Segment gross profit	878,177	451,319	-	1,329,496
Selling and engineering expenses	60,848	3,520	205,769	270,137
Administrative expenses	444,392	2,352	548,045	994,789
Operating income (loss)	372,937	445,447	(753,814)	64,570
Other income	35	473	2,203	2,711
Income (loss) before income taxes	$372,972	$445,920	$(751,611)	$67,281

Depreciation	$277,035	$21,428	$-	$298,463

Capital expenditures	$145,915	$-	$-	$145,915

Nine Months Ended September 30, 2025
Net sales	$19,006,722	$2,913,861	$—	$21,920,583
Less: intercompany sales	(16,586)	-	-	(16,586)
Total sales to external customers	18,990,136	2,913,861	-	21,903,997
Cost of goods sold	16,461,131	1,480,566	-	17,941,697
Segment gross profit	2,529,005	1,433,295	-	3,962,300
Selling and engineering expenses	205,680	19,521	576,834	802,035
Administrative expenses	1,384,588	13,398	2,044,966	3,442,952
Gain on sale of property (1)	-	(339,520)	-	(339,520)
Operating income (loss)	938,737	1,739,896	(2,621,800)	56,833
Other income	35	472	16,275	16,782
Income (loss) before income taxes	$938,772	$1,740,368	$(2,605,525)	$73,615

Depreciation	$843,942	$76,286	$-	$920,228

Capital expenditures	$239,618	$-	$-	$239,618

Segment Assets:
Accounts receivable, net	$4,178,673	$670,551	$-	$4,849,224
Inventories, net	4,585,904	1,763,291	-	6,349,195
Property, plant and equipment, net	8,824,759	1,224,258	-	10,049,017
Other assets	-	10,460	2,770,354	2,780,814
Total assets				$24,028,250

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

The following table presents revenue by segment, further disaggregated by end-market:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2026
Automotive	$4,008,418	$18,771	$4,027,189
Non-automotive	2,481,012	1,021,966	3,502,978
Total net sales	$6,489,430	$1,040,737	$7,530,167

Three Months Ended September 30, 2025
Automotive	$4,228,502	$17,971	$4,246,473
Non-automotive	2,205,447	908,364	3,113,811
Total net sales	$6,433,949	$926,335	$7,360,284

Nine Months Ended September 30, 2026
Automotive	$11,825,014	$84,816	$11,909,830
Non-automotive	6,712,098	2,996,381	9,708,479
Total net sales	$18,537,112	$3,081,197	$21,618,309

Nine Months Ended September 30, 2025
Automotive	$11,876,239	$168,612	$12,044,851
Non-automotive	7,113,897	2,745,249	9,859,146
Total net sales	$18,990,136	$2,913,861	$21,903,997

The following table presents revenue by segment, further disaggregated by location:

	Fastener	Assembly Equipment	Consolidated
Three Months Ended September 30, 2026
United States	$4,636,540	$786,340	$5,422,880
Foreign	1,852,890	254,397	2,107,287
Total net sales	$6,489,430	$1,040,737	$7,530,167

Three Months Ended September 30, 2025
United States	$4,749,613	$760,526	$5,510,139
Foreign	1,684,336	165,809	1,850,145
Total net sales	$6,433,949	$926,335	$7,360,284

Nine Months Ended September 30, 2026
United States	$14,027,262	$2,451,068	$16,478,330
Foreign	4,509,850	630,129	5,139,979
Total net sales	$18,537,112	$3,081,197	$21,618,309

Nine Months Ended September 30, 2025
United States	$13,985,776	$2,326,323	$16,312,099
Foreign	5,004,360	587,538	5,591,898
Total net sales	$18,990,136	$2,913,861	$21,903,997

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

July 2026 Related Party Note. On July 31, 2026, the Company entered into a one-year loan and security agreement with a related party (the "July 2026 Related Party Note"), renewable annually, and consisting of one term loan in the amount of $1,500,000. Borrowings under the July 2026 Related Party Note bear interest at a fluctuating rate per annum equal to 1.25% plus the applicable prime rate subject to 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The July 2026 Related Party Note contains a single financial covenant requiring the Company to obtain the lender's consent before paying any dividends, and is secured by a lien on all of the Company's assets. As of September 30, 2026, the Company was in compliance with this covenant. As of September 30, 2026 there were $1,500,000 in borrowings outstanding under the July 2026 Related Party Note.

The carrying amounts reported in the Condensed Consolidated Balance Sheets for borrowings outstanding under the March 2025 Credit Agreement and June 2026 Related Party Note approximate their fair value due to their short-term nature and being subject to variable interest rates.

Note 11. Liquidity risk and going concern

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. The Company incurred significant recurring operating losses primarily driven by continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating loss of $916,993 and operating income of $64,570 for the three months ended September 30, 2026 and 2025, respectively. The Company reported operating loss of $2,332,295 and operating income of $56,833 for the nine months ended September 30, 2026 and 2025, respectively. The Company’s liquid assets at September 30, 2026 consisted of cash and cash equivalents totaling $633,933. The Company's debt consists of $1,500,000 outstanding under the July 2026 Related Party Note at September 30, 2026. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements.

In response to these challenges, the Company continues to implement a series of strategic actions aimed at improving liquidity and ensuring business continuity. These actions include:

(a) taking action to sell certain H&L assets in 2026. These assets in the amount of $179,254 were classified as Assets held for sale at December 31, 2025 and September 30, 2026,

(b) leveraging the Company’s sales team to identify and execute on new sales opportunities and increase revenue; and

(c) evaluating other financing sources, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

Note 12. Related party

As described in Note 10. Debt above, on July 31, 2026, the Company entered into a one-year loan and security agreement with CRM Funding, LLC, which is wholly-owned by John A. Morrissey, a beneficial owner of approximately

10.35% of the Company’s outstanding common stock. Pursuant to the loan agreement, CRM Funding, LLC agreed to provide the Company with a one-year term loan in the principal amount of $1,500,000. Because Mr. Morrissey beneficially owns more than 5% of the Company’s voting securities and indirectly holds a material interest in the loan through his ownership of CRM Funding, LLC, the transaction constitutes a related person transaction under Item 404(a) of Regulation S-K.

The loan bears interest at a fluctuating rate of 1.25% plus prime per annum, with a floor of 7.0%, and matures on July 31, 2027. Interest is payable monthly, and the Company may prepay the loan at any time without penalty. The loan is secured by a lien on all of the Company’s assets. As of September 30, 2026 there were $1,500,000 in borrowings outstanding under the loan. The Company used the loan proceeds for working capital and general corporate purposes.

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

Results of Operations

Sales for the three months ended September 30, 2026 were $7,530,167 compared to $7,360,284 for the three months ended September 30, 2025, an increase of $169,883, or 2.3%. Sales for the nine months ended September 30, 2026 were $21,618,309 compared to $21,903,997 for the nine months ended September 30, 2025, a decrease of $285,688, or 1.3%. The year-over-year decrease in sales was primarily driven by lower order volumes from our fastener customers, reflecting continuing soft demand across key end markets and broader macroeconomic conditions. Customers continued to exhibit more cautious purchasing behavior during the period amid elevated interest rates, inflationary pressures, a renewed shortage in semiconductor supply, and ongoing economic uncertainty resulting, in part, from geopolitical events.

Gross margins for the three months ended September 30, 2026 were $671,810 compared to $1,329,496 for the three months ended September 30, 2025, a decrease of $657,686, or 49.5%. Gross margins for the nine months ended September 30, 2026 were 2,193,581 compared to 3,962,300 for the nine months ended September 30, 2025, a decrease of $1,768,719, or 44.6%. The decrease in gross margin was driven by lower sales volumes, which reduced the absorption of fixed manufacturing costs, as well as an unfavorable sales mix. In addition, gross margins were further impacted by increases in raw material and labor costs, together with ongoing inflationary pressures across manufacturing operations, which were not fully offset through pricing actions or operational efficiencies.

Net loss for the three months ended September 30, 2026 was $915,977, or $0.95 per share, compared to net income of $67,572, or $0.07 per share for the three months ended September 30, 2025, a decrease of $983,549, or 1455.6%. Net loss for the nine months ended September 30, 2026 was $2,267,520, or $2.35 per share, compared to net income of $73,615, or $0.08 per share for the nine months ended September 30, 2025. The net loss was primarily driven by lower sales volumes, reduced absorption of fixed manufacturing costs, an unfavorable product mix, higher material and labor costs, and higher material selling and administrative expenses. Operating results were impacted by weakened demand across general industrial markets, coupled with a more cautious customer ordering environment. Higher borrowing costs, persistent inflation, and general economic and geopolitical uncertainty contributed to delayed purchasing decisions and lower overall activity levels. Results for the year-to-date period were further affected by the absence of a $339,520 gain on the sale of the Albia facility recognized in the prior-year period.

Fastener segment sales were $6,489,430 for the three months ended September 30, 2026 compared to $6,433,949 for the three months ended September 30, 2025, an increase of $55,481, or 0.9%. Fastener segment sales were $18,537,112 for the nine months ended September 30, 2026 compared to $18,990,136 for the nine months ended September 30, 2025, a decrease of $453,024, or 2.4%, reflecting lower sales to non-automotive customers, particularly in the construction and electronics markets, which more than offset modest growth in sales to automotive customers from key original equipment manufacturers. North American vehicle production remains challenged, and uncertainty continues to affect broader automotive industry demand trends. In addition, elevated interest rates and ongoing economic uncertainty continue to contribute to softer consumer demand, prompting inventory adjustments and cautious procurement behavior among our automotive customers. The automotive sector is the primary market for our fastener segment products, and sales to automotive customers were $4,008,418 for the three months ended September 30, 2026 compared to $4,228,502 for the three months ended September 30, 2025, a decrease of $220,084, or 5.2%. Sales to automotive customers were $11,825,014 for the nine months ended September 30, 2026 compared to $11,876,239 for the nine months ended September 30, 2025, basically flat. Fastener segment sales to non-automotive customers, including those in the construction and electronics industries, were $2,481,012 for the three months ended September 30, 2026 compared to $2,205,447 for the three months ended September 30, 2025, an increase of $275,565, or 12.5%. Fastener segment sales to non-automotive customers were $6,712,098 for the nine months ended September 30, 2026 compared to $7,113,897 for the nine months ended September 30, 2025, a decrease of $401,799 or 5.6%.

Assembly equipment segment sales were $1,040,737 for the three months ended September 30, 2026 compared to $926,335 for the three months ended September 30, 2025, an increase of $114,402, or 12.3%. Assembly equipment segment sales were $3,081,197 for the nine months ended September 30, 2026 compared to $2,913,861 for the nine months ended September 30, 2025, an increase of $167,336, or 5.7%.

Selling and administrative expenses were $1,588,803 for the three months ended September 30, 2026 compared to $1,264,926 for the three months ended September 30, 2025, an increase of $323,877, or 25.6%. Selling and administrative expenses were $4,525,876 for the nine months ended September 30, 2026 compared to $4,244,987 for the nine months ended September 30, 2025, an increase of $280,889 or 6.6%. Selling and administrative expenses were 21.1% and 17.2% of sales in the three months ended September 30, 2026 and 2025, respectively.

Other income for the three months ended September 30, 2026 was $890 compared to $2,711 for the three months ended September 30, 2025, a decrease of $1,821 primarily attributable to lower interest income earned on short-term investments, which declined due to a reduction in the average balance of such investments during the current period.

Other income for the nine months ended September 30, 2026 was $65,210 compared to $16,782 for the nine months ended September 30, 2025, an increase of $48,428 due to small gains on asset sales.

The Company’s effective tax rates were zero for the nine months ended September 30, 2026 and 2025, respectively.

See Note 5. Income taxes to the Condensed Consolidated Financial Statements included herein for additional information.

Liquidity and Capital Resources

Working capital was $7,897,361 as of September 30, 2026, compared to $9,894,317 at the beginning of the year, a decrease of $1,996,956, or 20.2%.

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

On July 31, 2026, the Company entered into a one-year loan and security agreement with a related party (the "July 2026 Related Party Note"), renewable annually, and consisting of one term loan in the amount of $1,500,000. Borrowings under the July 2026 Related Party Note bear interest at a fluctuating rate per annum equal to 1.25% plus the applicable prime rate subject to 7% floor. The agreement can be early terminated and amounts due repaid, at the Company's discretion, without prepayment penalties. The July 2026 Related Party Note contains a single financial covenant requiring the Company to obtain the lender's consent before paying any dividends, and is secured by a lien on all the Company's assets. As of September 30, 2026, the Company was in compliance with this covenant. As of September 30, 2026, there were $1,500,000 in borrowings outstanding under the July 2026 Related Party Note.

See Note 10. Debt to the Condensed Consolidated Financial Statements included herein for additional information.

The Company also had outstanding total operating lease obligations of $368,945 of which $106,158 were classified as current within Other current liabilities in the Condensed Consolidated Balance Sheets at September 30, 2026.

See Note 7. Leases to the Condensed Consolidated Financial Statements included herein for additional information.

The Company has incurred significant recurring operating losses over the last two years, primarily driven by a continuous decline in revenues, recurring negative cash flows from operations and continued reduction in liquidity. The Company reported operating loss of $916,993 and operating income of $64,570 for the three months ended September 30, 2026 and 2025, respectively. The Company reported operating loss of $2,332,295 and operating income of $56,833 for the nine months ended September 30, 2026 and 2025, respectively. The Company’s liquid assets at September 30, 2026 consisted of cash and cash equivalents totaling $633,933. The Company’s declining revenues, recurring operating losses and negative cash flows, and continued reduction in liquidity, raise substantial doubt about the Company's ability to continue as a going concern within one year after the issuance date of these financial statements. In response, the Company has taken various strategic actions including (a) taking action to sell certain H&L assets in 2026 and in connection with such anticipated sale, the Company classified these assets in the amount of $179,254 as Assets held for sale in the Consolidated Balance Sheets at December 31, 2025 and September 30, 2026, (b) leveraging the Company’s sales team to identify and execute on new sales opportunities and increase revenue; and (c) evaluating other financing sources, including exploring the potential for a real estate sale leaseback or similar transaction, or seeking to potentially raise additional capital.

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

Outlook for the remainder of 2026

Fiscal 2026 guidance remains subject to ongoing macroeconomic uncertainty. We expect production volumes in the segments we serve to increase slightly with the added benefit of new customer awards ramping up in the first quarter of 2027. Overall, results remain consistent with our current 2026 outlook, supported by modest improvement in automotive demand, while non-automotive markets continue to lag expectations. Significant uncertainty remains in the manufacturing sector as companies like ours continue to navigate the potential impacts of tariffs and numerous market factors and geopolitical events that may impact our business in the coming year. The Company will continue to focus on actions to reduce operating expenses and push efficiency improvements in operations to better position us to manage this uncertainty, as well as seek appropriate price adjustments from customers and aggressively pursue new sales opportunities to drive volume back to historic levels. While sales in the fastener segments remain lower than anticipated, the company's sales team's focus over the last year on new business with existing customers, new customers and new products is progressing and the company expects these efforts to begin showing meaningful progress in the fourth quarter and full year 2027 based on discussions and negotiations that are in progress. We will also actively seek to achieve a more favorable sales mix, and aggressively manage our cost of goods sold, to improve our operating margin. In addition, we will actively monitor and analyze potential impacts from tariffs and other external factors, including both challenges and opportunities resulting from tariffs and external factors, so that we are positioned to take actions promptly and as necessary to address such potential impacts. We believe our continued focus on efficiency improvements and driving new sales, as well as our long term operating experience, quality products, and customer service in a very competitive global marketplace will provide the foundation for improved operating results in the future.

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

(b) Changes in Internal Control Over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHICAGO RIVET & MACHINE CO.
(Registrant)

Date: November 6, 2026	/s/ Gregory D. Rizzo
Gregory D. Rizzo
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026	/s/ Joel M. Brown
Joel M. Brown
Chief Financial Officer
(Principal Financial and Accounting Officer)